Form 10-K405
period 1996-12-31
WHY NOT INC
filed 1997-03-31
CIK 866458

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ------- to -------

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

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    [X]

As of February, 1997, there is no aggregate market value of the voting stock held by non-affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                               Outstanding as of February, 1997
$.001 PAR VALUE CLASS A COMMON STOCK                   1,000,000 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I
                               ITEM 1. Business.

         The Company was incorporated under the laws of Utah on January 7, 1986 and subsequently reorganized under the laws of Nevada on December 30, 1993. The Company's reorganization plan was formulated for the purpose of changing the state of domicile and provided that the Company form a new corporation in Nevada which acquired all of the contractual obligations, shareholder rights and identity of the Utah corporation, and then the Utah corporation was dissolved. The Company is in the developmental stage, and its operations to date have been limited to the sale of shares to Capital General Corporation and the gifts of shares to the giftees. The Company is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to the Company. Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses. The Company's management does not expect to remain involved as management of an acquired business; presently unidentified individuals would be retained for such purposes.

         As an unfunded venture, the Company will be extremely limited in its attempts to locate potential business situations for investigation. However, the Company's officers, directors and major shareholder have undertaken to make loans to the Company in amounts sufficient to enable it to satisfy its reporting and other obligations as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates, and that the Company's status as a publicly-held corporation will enhance its ability to locate such potential business ventures.

         No assurance can be given as to when the Company may locate suitable business opportunities and such opportunities may be difficult to locate; however, the Company intends to actively search for potential business ventures for the next five years. The Company intends not to allocate any incoming funds specifically, should there be any in the future, to general use for the purpose of seeking, investigating and acquiring or becoming engaged in a business opportunity. Decisions concerning these matters may be made by management without the participation or authorization of the shareholders.

         Management anticipates that due to its lack of funds, and the limited amount of its resources, the Company may be restricted to participation in only one potential business venture. This lack of diversification should be considered a substantial risk because it will not permit the Company to offset potential losses from one venture against gains from another.

         Business opportunities, if any arise, are expected to become available to the Company principally from the personal contacts of its officers and directors. While it is not expected that the Company will engage professional firms specializing in business acquisitions or reorganizations, such firms may be retained if funds become available in the future, and if deemed to be advisable. Opportunities may thus become available from professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and other sources of unsolicited proposals. In certain circumstances, the Company may agree to pay a finder's fee or other form of compensation, including perhaps one-time cash payments, payments based upon a percentage of revenues or sales volume, and/or payments involving the issuance of securities, for services provided by persons who submit a business opportunity in which the Company shall decide to participate, although no contracts or arrangements of this nature presently exist. The Company is unable to predict at this time the costs of locating a suitable business opportunity.

         The Company will not restrict its search to any particular business, industry or geographical location, and reserves the right to evaluate and to enter into any type of business opportunity, in any stage of their development (including the "start up" stage), in any location. In seeking a business venture, Management will not be influenced primarily by an attempt to take advantage of the anticipated or perceived appeal of a specific industry, management group, or product or industry, but rather will be motivated by the Company's business objective of seeking long term capital appreciation in their real value. In addition, the Exchange Act reporting requirements require the filing of the Form 8-K disclosing any businesses acquired and requires certified financial statements of such companies. These reporting requirements may substantially limit the businesses which may be available for possible acquisition candidates.

         The analysis of business opportunities will be undertaken by or under the supervision of the Company's management, none of whom is a professional analyst and none of whom have significant general business experience. Among the factors which management will consider in analyzing potential business opportunities are the available technical, financial and managerial resources; working capital and financial requirements; the history of operation, if any; future prospects; the nature of present and anticipated competition; potential for further research, development or exploration; growth and expansion potential; profit potential; the perceived public recognition or acceptance of products or services; name identification, and other relevant factors.

         It is not possible at present to predict the exact manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed and, based upon such review, the appropriate legal structure or method of participation will be decided upon by management. Such structures and methods may include, without limitation, leases, purchase and sale agreements, license, joint ventures; and may involve merger, consolidation or reorganization. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. However, it is most likely that the Company will acquire a business venture by conducting a reorganization involving the issuance of the Company's restricted securities. Such a reorganization may involve a merger (or combination pursuant to state corporate statutes, where one of the entities dissolves or is absorbed by the other), or it may occur as a consolidation, where a new entity is formed and the Company and such other entity combine assets in the new entity. A reorganization may also occur, directly or indirectly, through subsidiaries, and there is no assurance that the Company would be the surviving entity. Any such reorganization could result in additional dilution to the book value of the shares and loss of control of a majority of the shares. The Company's present directors may be required to resign in connection with a reorganization.

         A reorganization may be structured in such a way as to take advantage of certain beneficial tax consequences available in business reorganizations, in accordance with provisions of the Internal Revenue Code of 1986 (as amended). Pursuant to such a structure, the number of shares held prior to the reorganization by all of the Company's shareholders might be less than 20% of the total shares to be outstanding upon completion of the trans action. Substantial dilution of percentage equity ownership may result to the giftees, in the discretion of management.

         Generally, the issuance of securities in a reorganization transaction would be undertaken in reliance upon one or more exemptions from the registration provisions of applicable federal securities laws, including the exemptions provided for non-public or limited offerings, distributions to persons resident in only one state and similar exemptions provided by state law. Shares issued in a reorganization transaction based upon these exemptions would be considered "restricted" securities under the 1933 Act, and would not be available for resale for a period of two years, in accordance with Rule 144 promulgated under the 1933 Act. However, the Company might undertake, in connection with such a reorganization transaction, certain registration obligations in connection with such securities.

         The  Company  may  choose  to  enter  into  a  venture   involving  the
acquisition of or merger with a company which does not need substantial additional capital but desires to establish a public trading market for its securities. Such a company may desire to consolidate its operations with the Company through a merger, reorganization, asset acquisition, or other combination, in order to avoid possible adverse consequences of undertaking its own public offering. (Such consequences might include expense, time delays or loss of voting control.) In the event of such a merger, the Company may be required to issue significant additional shares, and it may be anticipated that control over the Company's affairs may be transferred to others. It should also be noted that this type of business venture might have the effect of depriving the giftee shareholders of the protection of federal and state securities laws, which normally affect the process of a company's becoming publicly held.

         It is likely that the investigation and selection of business opportunities will be complex, time-consuming and extremely risky. However, management believes that even though the Company will have limited capital, the fact that its securities will be publicly-held will make it a reasonably attractive business prospect for other firms.

         As part of their investigation of acquisition possibilities, the Company's management may meet with executive officers of the business and its personnel; inspect its facilities; obtain independent analysis or verification of the information provided, and conduct other reasonable measures, to the extent permitted by the Company's limited resources and management's limited expertise. Generally, the Company intends to analyze and make a determination based upon all available information without reliance upon any single factor as controlling.

         In all likelihood, the Company's management will be inexperienced in the areas in which potential businesses will be investigated and in which the Company may make an acquisition or investment. Thus, it may become necessary for the Company to retain consultants or outside professional firms to assist management in evaluating potential investments, and to hire managers to run or oversee the operations of its acquisitions or investments. The Company can give no assurance that it will be able to find suitable consultants or managers. The Company intends not to employ any of its affiliates, officers, directors or principal shareholders as consultants. The Company has no policy regarding the use of consultants, however, if management, in its discretion, determines that it is in the best interests of the Company, management may seek consultants to review potential merger or acquisition candidates. It is anticipated that the total amount of fees paid to any consultant would not exceed $5,000.00 per transaction. The fee, it is anticipated, would be paid by Capital General Corporation or by the potential target company. There are currently no contracts or agreements between any consultant and any companies that are searching for "shell" companies with which to merge. There have been no preliminary discussions or understandings between the Company and any market maker regarding the participation of any such market maker in the aftermarket for the Company's securities inasmuch as no market for the securities is expected to arise due to the lack of transferability on the Company's shares until an acquisition is made and a Form 8-K is filed with the Commission.

         It may be anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention, and substantial costs for accountants, attorneys and others. Should a decision thereafter be made not to participate in a specific business opportunity, it is likely that costs already expended would not be recoverable. It is also likely, in the event a transaction should eventually fail to be consummated, for any reason, that the costs incurred by the Company would not be recoverable. The Company's officers and directors are entitled to reimbursement for all expenses incurred in their investigation of possible business ventures on behalf of the Company, and no assurance can be given that if the Company has available funds they will not be depleted in such expenses.

         In addition to the severe limitations placed upon the Company by virtue of its unfunded status, the Company will also be limited, in its investigation of possible acquisitions, by the reporting requirements of the Securities Exchange Act of 1934, pursuant to which certain information must be furnished in connection with any significant acquisitions. The Company would be required to furnish, with respect to any significant acquisition, certified financial statements for the acquired company, covering one, two or three years (depending upon the relative size of the acquisition). Consequently, acquisition prospects which do not have the requisite certified financial statements, or are unable to obtain them, may be inappropriate for acquisition under the present reporting requirements of the 1934 Act.

         The Company does not intend to take any action which would render it an investment company under The Investment Companies Act of 1940 (the "1940 Act"). The 1940 Act defines an investment company as one which (1) invests, reinvests or trades in securities as its primary business, (2) issues face-amount certificates of the installment type or (3) invests, reinvests, owns, holds or trades securities or owns or acquires investment securities having a value exceeding 40 percent of the value of its total assets (exclusive of Government securities and cash items) on an unconsolidated basis. The above 40 percent limitation may be exceeded so long as a company is primarily engaged, directly or through wholly-owned subsidiaries, in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities. A wholly-owned subsidiary is defined as one which is at least 95% owned by the company.

         Neither the Company nor any of its officers or directors are registered as investment advisers under the Investment Advisers Act of 1940 (the "Advisers Act"), and so there is no authority to pursue any course of business or activities which would render the Company or its management "investment advisers" as defined in the Advisers Act. Management believes that registration under the Advisers Act is not required and that certain exemptions are available, including the exemptions for persons who may render advice to a limited number of other persons and who may advise other persons located in one state only.

         The Company expects to encounter intense competition in its efforts to locate suitable business opportunities in which to engage. The primary competition for desirable investments may come from other small companies organized and funded for similar purposes, from small business development corporations and from public and private venture capital organizations. As the Company will be completely unfunded, it can fairly be said that all of the competing entities will have significantly greater experience, resources, facilities, contacts and managerial expertise than the Company and will, consequently, be in a better position than the Company to obtain access to, and to engage in, business opportunities. Due to its lack of funds, the Company may not be in a position to compete with larger and more experienced entities for business opportunities which are low-risk. Business opportunities in which the Company may ultimately participate are likely to be highly risky and extremely speculative.


ITEM 2.  Properties.

         The Company owns no properties and utilizes space on a rent-free basis in the office of its principal shareholder, Capital General Corporation. This arrangement is expected to continue until such time as the Company becomes involved in a business venture which necessitates its relocation, as to which no assurances can be given. The Company has no agreements with respect to the maintenance or future acquisition of office facilities, however, if a successful merger/acquisition is negotiated, it is anticipated that the office of the Company will be moved to that of the acquired company.

ITEM 3.  Legal Proceedings.

         On January 7, 1994, the Bureau of Securities of the State of New Jersey filed a complaint in the matter of Capital General Corporation, David R. Yeaman and 74 other named defendants, Nevada and Utah corporations including the Company, which complaint proposes that civil monetary penalties totalling $30,000.00 be assessed against Capital General Corporation for alleged violations of the Uniform Securities Law (1967), N.J.S.A. 49:3-47 et. seq. by
(1) selling to 24 New Jersey residents between April 1986 and May 1991, securities in 25 of the 74 above referred to respondent corporations named in the proceeding, including the Company, which were neither registered nor exempt from registration, and (2) making untrue statements of material fact and omitting to state material facts in connection with said New Jersey sales in 6 of the 74 above referred to resident corporations named in the proceeding, including the Company. Also on January 7, 1994, the Bureau of Securities of the State of New Jersey, based on substantially similar allegations as in the above referred complaint, issued its Order Denying Exemptions and to Cease and Desist. This order summarily denied the exemptions contained in N.J.S.A. 49:3- 50(b),
(1), (2), (3), (9), (11) and (12) of the securities of Capital General Corporation and the other 74 respondent corporations, including the Company, except that excluded from the summary denial of the exemption contained in N.J.S.A. 49-3-50(b)(12) is the Offer of Rescission by Capital General Corporation to 24 New Jersey residents pursuant to the offer of rescission which began about April 28, 1993. This order also ordered Capital General Corporation and David Yeaman to Cease and Desist from offering or selling any securities in blind pool corporations into, or from the State of New Jersey.

         Capital General and David Yeaman filed answers denying the material allegations of said complaint and resisting the imposition of said civil monetary penalties, and the said Order Denying Exemptions and to Cease and Desist. Subsequently the issues raised in said complaint and order were settled by agreement between the said Bureau of Securities and Mr. Yeaman and Capital General Corporation in a consent order dated July 11, 1994 and approved by an administrative law judge of the State of New Jersey Office of Administrative Law September 2, 1994. Under the terms of said consent order, all claims in the complaint against all named respondents were settled by the payment of $3,000 civil penalty, and the order was modified so that it does not apply to 27 of the respondent companies; however said order does still apply to the Company.

         During 1986 and 1987, Capital General gifted very small percentages of stock (usually 100 shares to each giftee) in the following companies, which includes the Company, to approximately 1,000 persons or entities: Amenity, Inc., Dogmatic, Inc., Mystic Industries, Inc., Highland Mfg., Inc., Kowtow, Inc., Noble Industries, Inc., Oryan Capital Corporation, Pegasus Star Enterprise, Inc., Showstoppers, Inc., Hightide, Inc., Grandeur, Inc., Fantastic Industries, Inc., Jugglar, Inc., Xebec Galleon, Inc., Golden Home Health Care Equipment Centers, Inc., Nighthawk Capital, Inc., Instrument Development Corporation, Panther Industries, Inc., Owl Enterprises, Inc., Quail, Inc., GBS Technologies Corporation, H & B Carriers, Inc., Florida Growth Industries, Inc., Macaw, Inc., Longhorn Enterprise, Inc., Koala Corporation, Yahwe Corporation, Star Dolphin, Inc., Jackal, Inc., Hyena Capital, Inc., Gopher, Inc., Flamingo Capital, Inc., Egret, Inc., Cetacean Industries, Inc., Bonito, Inc., Alpaca, Inc., Zeus Enterprise, Inc., Tamarind, Inc., Saber, Inc., Radar, Inc., Quiescent
Corporation, Vanadium, Inc., Upsilon, Inc., Why Not?, Inc., Bestmark, Inc., Missouri Illinois Mining Co., Inc.

         Capital General did not register the gifts of shares in these companies with the Securities Division of the State of Utah or with the Securities Exchange Commission because it believed these gifts to be outside the scope of the Utah Uniform Securities Act and the Securities Act of 1933 in as much as such acts require registration for sales and do not require registration of gifts. Nevertheless, in connection with the distribution of shares of its subsidiaries, Capital General was found by the Utah Securities Advisory Board, in two decisions affirmed by the Utah State Courts, to have violated the registration provisions of the Utah Uniform Securities Act. See In re Amenity Inc., No. SD-86-11 (Utah Sec. Adv. Bd. February 18, 1987) aff'd C87-2625 (3d Dist. Ct. September 18, 1987) aff'd sub nom Capital General Corp. v. Utah Dep't of Business Reg., 777 P.2d 494, 498 (Utah Ct. App.) cert. denied, 781 P.2d 873 (Utah S.Ct. 1989); In re H&B Carriers Inc., No. 87-09-28-01 (Utah Sec. Adv. Bd., Apr. 15, 1988) aff'd No. 88-5900053 (3d Dist. Ct. Sept 10, 1990) aff'd sub nom
Capital General Corp. v. Utah Dep't of Business Reg., Case No 91-196 (Utah Ct. App. February 10, 1992. All of the remaining companies listed above were parties to the H&B Carriers order.

         Both of these actions sought suspension of transactional exemptions respecting the shares of these companies pursuant to Section 14 (3) of the Utah Uniform Securities Act. Capital General defended both actions on the grounds that the Utah Uniform Securities Act did not apply to gifts of securities, that the gifts were good faith gifts specifically exempted by the Act, and that in any event even if it had "sold" shares in violation of the Act, suspension of transactional exemptions was not an authorized remedy under the statute. These defenses were rejected at the administrative agency level, and upon judicial review at the District Court level and by the Utah Court of Appeals.

         See also Item 10 regarding legal proceedings against officers and directors.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the Company's security holders for a vote during the fiscal year ending December 31, 1996.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholders Matters.

         There currently is not a trading market for the Company's $.001 par value common stock nor has there been a trading market for the Company's stock since its inception.

         As of February, 1997, there were 934 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6.  Selected Financial Data.

                                 WHY NOT?, INC.
                              SUMMARY OF OPERATIONS
                                  DECEMBER 1996

                               1996              1995             1994            1993             1992
                               ----              ----             ----            ----             ----
Total Assets.............         0                 0                0               0                0
Revenues................          0                 0                0               0                0
Operating Expenses....            0                 0                0               0                0
  Net Earnings (Loss)..           0                 0                0               0                0
Per Share Data
  Earnings (Loss).......          0                 0                0               0                0

Average Common Shares
  Outstanding.....             1,000,000         1,000,000        1,000,000       1,000,000        1,000,000


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The Company has had no operational history and has yet to engage in business of any kind. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. At the present, the Company has not identified any assets or business opportunities for acquisition.

         As of February, 1997, the Company has no liquidity and no presently available capital resources, such as credit lines, guarantees, etc. and should a merger or acquisition prove unsuccessful, it is possible that the Company may be dissolved by the State of Nevada for failing to file reports, at which point the Company would no longer be a viable corporation under Nevada law and would be unable to function as a legal entity. Should management decide not to further pursue its acquisition activities, management may abandon its activities and the shares of the Company would become worthless. However, the Company's officers, directors and major shareholder, have made an oral undertaking to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates. The Company's status as a publicly-held corporation may enhance its ability to locate potential business ventures. The loans will be interest free and are intended to be repaid at a future date, if or when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees, professional fees, printing and copying fees and other miscellaneous fees.

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

ITEM 8.  Financial Statements and Supplementary Data.

         See Item 14.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

         The following table shows the positions held by the Company's officers and directors. The directors were appointed at inception and will serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. The officers were appointed to their positions, and continue in such positions, at the discretion of the directors.

Name                               Age      Position
Krista Nielson                     34       President, Director

David R. Yeaman                    50       Secretary/Treasurer, Director

         KRISTA NIELSON, has been Director of the Company since inception. In addition to her management position with the Company, she has been since 1986 an officer and director of Capital General Corporation, a Utah-based financial consulting firm, and has been involved in the organization and promotion of various shell companies. Ms. Nielson received a Business degree from Salt Lake Community College in 1987. She serves as an officer and/or director in the following private corporations: Yeaman Enterprises, Inc. and Universal
Associates, Inc., family holding companies, Yeaman Auto Sales, Inc., an automobile dealership company, Four Star Ranch, Inc., a farmland development company, Creative Financial Corporation and Visual Impact Corporation, financial consulting companies, and National Stock Transfer, Inc., a stock transfer agency company. Ms. Nielson devotes her time primarily to her role as Vice President of Capital General and to the financial consulting activities in which Capital General engages.

         DAVID R. YEAMAN, has been Director of the Company since inception, and, in addition to his management position with the Company, has been President of Capital General Corporation since its inception in 1971 to the present. Mr. Yeaman has been involved in numerous development stage companies since he assisted in organizing Capital General. During the last five years, in connection with Capital General, he has been primarily involved in the organization and promotion of various shell companies. Mr. Yeaman serves as an officer and/or director in the following private corporations: Yeaman Enterprises, Inc., a family holding company, Four Star Ranch, Inc., a farmland development company, Yeaman Auto Sales, Inc., an automobile dealership company, Financial Connections, Inc. and Peak Experience, Inc., financial consulting companies. Mr. Yeaman devotes his time primarily to his role as President of Capital General and to the financial consulting activities in which Capital General engages.

         The management of Capital General is essentially the same as that of the Company and, as the Company's largest shareholder, Capital General exerts considerable influence in the election of the Company's officers and directors. Capital General is a private venture capital and financial consulting firm, incorporated in Utah in 1971. Capital General is a closely held corporation with eight shareholders and is not an investment company under The Investment Companies Act of 1940. A majority of the stock of Capital General is owned by Yeaman Enterprises, Inc., a private corporation which is, in turn, owned by certain members of the family of David R. Yeaman; Krista Nielson is also an officer and director of Yeaman Enterprises, Inc.

         Management of the Company have, in their various capacities at Capital General over the past ten years, assisted in the organization of approximately 75 corporations similar to the Company which are in varying stages of development and approximately 50 of such corporations have completed a merger/ acquisition transaction. In merger/acquisition transactions similar to those contemplated by the Company, present management would be replaced by new management and additional shares would be issued in consideration for the assets being transferred into the Company. Present management does not anticipate operating the business of the Company subsequent to any acquisition and therefore the future success of the Company will be primarily dependent on new management which is now unknown.

         Each of the above directors of the Company is a director of Arrow Management, Inc., Vicuna, Inc., Saber Capital, Inc., Grandeur, Inc., Kowtow, Inc., Radar Resources, Inc., Alpaca, Inc., Bonito Industries, Inc., Cetacean Industries, Inc., Star Dolphin, Inc., Flamingo Capital, Inc., Gopher, Inc., Hyena Capital, Inc., Jackal Industries, Inc., Longhorn Inc., Macaw Capital, Inc, Environmental Development Corporation, Ultronics Corporation, Bioethics, Ltd., Quantitative Methods Corporation, and Bio-Chem, Inc. which are companies subject to the requirements of section 15(d) of the Exchange Act. None of the directors are directors or officers of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

         On February 8, 1996, David R. Yeaman was charged in the United States District Court for the Eastern District of Pennsylvania with conspiracy, wire fraud and fraud in the offer, purchase and sale of securities, in violation of 18 U.S.C. Sections 2, 371 and 1343; 15 U.S.C. Sections 77q(a), 77x, 78j(b), and 78ff; and Rule 10b-5 promulgated by the Securities and Exchange Commission, Title 17, Code of Federal Regulations, Section 240.10b-5 (1986).

         On February 22, 1996, Mr. Yeaman entered his not guilty plea to all charges. The allegations against Mr. Yeaman are based on the government's claims that he and five of the other defendants named in the proceeding violated the aforesaid laws by inflating the apparent worth of certain reinsurance companies by leasing them alleged worthless securities. Specifically, it is alleged that Mr. Yeaman, with other defendants, engaged in practices which falsely increased the quoted prices of the securities and misrepresented restricted securities as free trading securities. Based on these allegations, the charges against Mr. Yeaman include one count of conspiracy, seven counts of wire fraud, six counts of securities fraud, and aiding and abetting with respect to each count. This matter is scheduled for trial on March 10, 1997.

         The U.S. Securities and Exchange Commission, Securities Act of 1933 Release No. 7008 and Securities Exchange Act of 1934 Release No. 32669 announced that on July 23, 1993, it ordered David R. Yeaman and Capital General Corporation to permanently cease and desist from committing or causing further violations of Section 5(a) and (c) and 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(g) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20 and 13d-1(c) thereunder.

         Krista Nielson was ordered to permanently cease and desist from committing or causing further violations of Section 17(a) of the Securities Act and Section 10(b) of the Exchange Act and Rules 10b-5 and 12b-20 thereunder. In addition, the Commission ordered the revocation of the registration of the common stock of Altara International, Inc., Arrow Management, Inc., Atlas Equity, Inc., Dynamic Associates, Inc., Energy Systems, Inc., Four Star Ranch, Inc., Panorama Industries, Inc., Partisan Corporation, Quiescent Corporation, Saber, Inc., Upsilon, Inc., Vicuna, Inc., Why Not?, Inc., Xebec Galleon, Inc., Zebu, Inc., and Zeus Enterprises, Inc. pursuant to Section 12(j) of the Exchange Act. The Commission found that each of the issuers had filed a registration statement on Form 10 that contained materially false and misleading statements in violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder.

         Each of the respondents had submitted an Offer of Settlement consenting to the entry of the Order without admitting or denying the allegations in the Order. Prior to the submission of the Offers of Settlement, Capital General, on behalf of the above mentioned companies, except for Panorama Industries, Inc., filed a registration statement on Form S-1 during December of 1992 to register the common stock of those companies under the Securities Act of 1933. Concurrently with the signing of the Offers of Settlement, the Registration Statement was declared effective on June 30, 1993. A Post Effective Amendment was filed and declared effective September 2, 1993. Although the registration of the common stock under Section 12(g) of the 1934 Act was revoked on July 23, 1993, the companies are now registered and reporting under the Securities Act of 1933 by virtue of the filing of Form S-1 as indicated by Commission File No. 33-55254.

ITEM 11.  Executive Compensation.

         The Company has made no arrangements for the remuneration of its officers and directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses if any, made on the Company's behalf in the investigation of business opportunities. No remuneration has been paid to the Company's officers or directors prior to the filing of this form. There are no agreements or understandings with respect to the amount or remuneration that officers and directors are expected to receive in the future. Management takes no salaries from the Company and does not anticipate receiving any salaries in the foreseeable future. No present prediction or representation can be made as to the compensation or other remuneration which may ultimately be paid to the Company's management, since upon the successful consummation of a business opportunity, substantial changes may occur in the structure of the Company and its management. At such time, contracts may be negotiated with new management requiring the payment of annual salaries or other forms of compensation which cannot presently be anticipated. Use of the term "new management" is not intended to preclude the possibility that any of the present officers or directors of the Company might be elected to serve in the same or similar capacities upon the Company's decision to participate in one or more business opportunities.

         Capital General and the Company's management may benefit directly or indirectly by payments of consulting fees, payment of finders fees to others from Capital General's consulting fees, sales of insiders' stock positions in whole or in part to the private company, the Company or management of the Company, or through the payment of salaries, or any other methods of payments through which insiders or current investors receive funds, stock, other assets or anything of value whether tangible or intangible. There are no plans, proposals, arrangements or understandings with respect to the sale of additional securities to affiliates, current shareholders or others prior to the location of a business opportunity.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of December 31, 1996, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.


                          Name and address                                      Amount of                  Percent
Title of class            of beneficial owner                                   beneficial ownership       of class
Common Stock              Capital General Corporation(1,2)                      486,800                    48.68%
                          3098 So. Highland Drive, Suite 460
                          Salt Lake City, Utah  84106

Common Stock              Yeaman Enterprises, Inc.(1,2)                         300,000                    30.00%
                          3098 So. Highland Drive, Suite 460
                          Salt Lake City, Utah  84106

Common Stock              Krista Nielson(1,2)                                    40,000                      4.0%
                          3098 So. Highland Drive, Suite 460
                          Salt Lake City, Utah  84106

Common Stock              All Officers and
                          Directors as a Group(2)                               826,800                    82.68%

  (1)Capital General Corporation, Yeaman Enterprises, Inc., Krista Nielson and David R. Yeaman may be deemed to be the Company's "parents" and "promoters," pursuant to the Rules and Regulations promulgated under the 1933 Act.

  (2)Capital General Corporation is a private corporation. The majority of its shares (80%) are owned by another private corporation, Yeaman Enterprises, Inc. The stockholders of Yeaman Enterprises are members of the family of David R. Yeaman, who is also an officer and director of the Company and Capital General. Mr. Yeaman's beneficial ownership of the securities of the Company includes shares directly owned by Capital General and Yeaman Enterprises. Although Yeaman Enterprises is nominally owned by Mr. Yeaman's children, Mr. Yeaman beneficially owns shares nominally owned by Yeaman Enterprises in that he has the power to vote or direct the voting of the shares and the power to dispose of or to direct the disposition of the shares. Other owners of the stock of Capital General include Krista Nielson, the Company's president. Mr. Yeaman and Ms. Nielson control and have beneficial ownership of the shares owned by Capital General and Yeaman Enterprises and exercise shared voting power and shared investment power over those shares.

ITEM 13.  Certain Relationships and Related Transactions.

         No officer, director, nominee for election as a director, or associate of such officer, director or nominee is or has been in debt to the Company during the last fiscal year. However, the Company's officers, directors and major shareholder, have made an oral undertaking to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates. The Company's status as a publicly-held corporation may enhance its ability to locate potential business ventures. The loans will be interest free and are intended to be repaid at a future date, if or when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees, professional fees, printing and copying fees and other miscellaneous fees.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         Financial Statements and Financial Statement Schedules.

         Financial Statements - December 31, 1996, 1995 and 1994.


         Reports on Form 8-K.

         There were no reports on Form 8-K filed during the fiscal year ending December 31, 1996.



                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 WHY NOT?, INC.



Date:  February 25, 1997          By: s\Krista Nielson
                                     -------------------------------------------
                                     Krista Nielson, President, CEO and Director



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  February 25, 1997          By: s\Krista Nielson
                                     -------------------------------------------
                                     Krista Nielson, President, CEO and Director



Date:  February 25, 1997          By: s\David R. Yeaman
                                     -------------------------------------------
                                     David R. Yeaman, Secretary/Treasurer, CFO
                                         and Director

                                 SMITH & COMPANY
                          CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF:                                          CRANDALL BUILDING SUITE 700
AMERICAN INSTITUTE OF                                          10 WEST 100 SOUTH
     CERTIFIED PUBLIC ACCOUNTANTS                     SALT LAKE CITY, UTAH 84101
UTAH ASSOCIATION OF                              TELEPHONE:       (801) 575-8297
     CERTIFIED PUBLIC ACCOUNTANTS                FACSIMILE:       (801) 575-8306
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
WHY NOT?, INC. (A Development Stage Company)

We have audited the accompanying balance sheets of WHY NOT?, INC.
(a development stage company) as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1996, 1995 and 1994 and for the period of January 7, 1986 (date of inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WHY NOT?, INC.
(a development stage company) as of December 31, 1996 and 1995 and the results of its operations, changes in stockholders' equity and its cash flows for the years ended December 31, 1996, 1995 and 1994 and for the period of January 7, 1986 (date of inception) to December 31, 1996 in conformity with generally accepted accounting principles.



                                              s\Smith & Company
                                              CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
February 28, 1997



                                 WHY NOT?, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                         12/31/96               12/31/95
                                                                         --------               --------
CURRENT ASSETS
         Cash in bank                                                      $    0                 $    0
                                                                           ------                 ------

                      TOTAL CURRENT ASSETS                                      0                      0

OTHER ASSETS
         Organization costs (Note 1)                                            0                      0
                                                                           ------                 ------
                                                                                0                      0
                                                                           ------                 ------

                                                                           $    0                 $    0
                                                                           ======                 ======

             LIABILITIES & EQUITY

CURRENT LIABILITIES
         Accounts payable                                                  $    0                 $    0
                                                                           ------                 ------
                      TOTAL CURRENT LIABILITIES                                 0                      0

STOCKHOLDERS' EQUITY Common Stock $.001 par value:
          Authorized - 100,000,000 shares
          Issued and outstanding
          1,000,000 shares                                                  1,000                  1,000
         Additional paid-in capital                                         1,000                  1,000
         Deficit accumulated during
          the development stage                                            (2,000)                (2,000)
                                                                           ------                 ------

                      TOTAL STOCKHOLDERS' EQUITY                                0                      0
                                                                           ------                 ------

                                                                           $    0                 $    0
                                                                           ======                 ======


See Notes to Financial Statements.



                                 WHY NOT?, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                                                         1/07/86 (Date
                                               Year ended          Year ended         Year ended       of inception) to
                                                12/31/96            12/31/95           12/31/94           12/31/96

Net sales                                       $       0           $       0          $       0          $       0
   Cost of sales                                        0                   0                  0                  0
                                                ---------           ---------          ---------          ---------

                      GROSS PROFIT                      0                   0                  0                  0


General & administrative
 expenses                                               0                   0                  0              2,000
                                                ---------           ---------          ---------          ---------

                  NET LOSS                      $       0           $       0          $       0          $  (2,000)
                                                =========           =========          =========          =========


Net income (loss) per weighted
 average share                                  $     .00           $     .00          $     .00
                                                =========           =========          =========


Weighted average number of
 common shares used to compute
 net income (loss) per weighted
 average share                                  1,000,000           1,000,000          1,000,000
                                                =========           =========          =========


See Notes to Financial Statements.

                                 WHY NOT?, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                         Deficit
                                                                                                       Accumulated
                                                       Common Stock                  Additional          During
                                                     Par Value $0.001                 Paid-In          Development
                                                 Shares          Amount               Capital             Stage

Balances at 1/07/86
         (Date of inception)                             0       $       0            $       0        $       0
         Issuance of common
             stock (restricted)
             at $.002 per share
             at 1/07/86                          1,000,000           1,000                1,000
         Net loss for period                                                                              (1,950)
                                                 ---------       ---------            ---------        ---------
Balances at 12/31/86                             1,000,000           1,000                1,000           (1,950)
         Net loss for year                                                                                   (10)
                                                 ---------       ---------            ---------        ---------
Balances at 12/31/87                             1,000,000           1,000                1,000           (1,960)
         Net loss for year                                                                                   (10)
                                                 ---------       ---------            ---------        ---------
Balances at 12/31/88                             1,000,000           1,000                1,000           (1,970)
         Net loss for year                                                                                   (10)
                                                 ---------       ---------            ---------        ---------
Balances at 12/31/89                             1,000,000           1,000                1,000           (1,980)
         Net loss for year                                                                                   (10)
                                                 ---------       ---------            ---------        ---------
Balances at 12/31/90                             1,000,000           1,000                1,000           (1,990)
         Net loss for year                                                                                   (10)
                                                 ---------       ---------            ---------        ---------
Balances at 12/31/91                             1,000,000           1,000                1,000           (2,000)
         Net income for year                                                                                   0
                                                 ---------       ---------            ---------        ---------
Balances at 12/31/92                             1,000,000           1,000                1,000           (2,000)
         Net income for year                                                                                   0
                                                 ---------       ---------            ---------        ---------
Balances at 12/31/93                             1,000,000           1,000                1,000           (2,000)
         Net income for year                                                                                   0
                                                 ---------       ---------            ---------        ---------
Balances at 12/31/94                             1,000,000           1,000                1,000           (2,000)
         Net income for year                                                                                   0
                                                 ---------       ---------            ---------        ---------
Balances at 12/31/95                             1,000,000           1,000                1,000           (2,000)
         Net income for year                                                                                   0
                                                 ---------       ---------            ---------        ---------
Balances at 12/31/96                             1,000,000       $   1,000            $   1,000        $  (2,000)
                                                 =========       =========            =========        =========


See Notes to Financial Statements.



                                 WHY NOT?, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS




                                                                                                          1/07/86 (Date of
                                                     Year ended         Year ended        Year ended       Inception) to
                                                      12/31/96           12/31/95          12/31/94          12/31/96
OPERATING ACTIVITIES
         Net income (loss)                         $            0     $            0    $            0    $       (2,000)
         Adjustments to reconcile
          net income (loss) to
          cash used by operating
          activities:
             Amortization                                       0                  0                 0                50
                                                   --------------     --------------    --------------    --------------

                      NET CASH USED BY
                      OPERATING ACTIVITIES                      0                  0                 0            (1,950)

INVESTING ACTIVITIES
         Organization costs                                     0                  0                 0               (50)
                                                   --------------     --------------    --------------    --------------

                      NET CASH USED BY
                      INVESTING ACTIVITIES                      0                  0                 0               (50)

FINANCING ACTIVITIES
         Proceeds from sale of
          common stock                                          0                  0                 0             2,000
                                                   --------------     --------------    --------------    --------------

                      NET CASH PROVIDED BY
                      FINANCING ACTIVITIES                      0                  0                 0             2,000
                                                   --------------     --------------    --------------    --------------

                      INCREASE IN CASH
                      AND CASH EQUIVALENTS                      0                  0                 0                 0

         Cash and cash equivalents
         at beginning of year                                   0                  0                 0                 0
                                                   --------------     --------------    --------------    --------------

                      CASH & CASH EQUIVALENTS
                      AT END OF YEAR               $            0     $            0    $            0    $            0
                                                   ==============     ==============    ==============    ==============



See Notes to Financial Statements.

                                 WHY NOT?, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


NOTE 1:                SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         Accounting Methods
         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy:
         The Company has not yet adopted any policy regarding payment of dividends.

         Organization Costs:
         The Company amortized its organization costs over a five year period.

         Income Taxes:
         The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Tax credits are recorded in the year realized. Since the Company has not yet realized income as of the date of this report, no provision for income taxes has been made.

         In February, 1992, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which supersedes substantially all existing authoritative literature for accounting for income taxes and requires deferred tax balances to be adjusted to reflect the tax rates in effect when those amounts are expected to become payable or refundable. The Statement was applied in the Company's financial statements for the fiscal year commencing January 1, 1993.

         At December 31, 1996 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $2,000 which expires as follows:

         Year Ended              Expires                            Amount

         December 31, 1986       December 31, 2001              $    1,950
         December 31, 1987       December 31, 2002                      10
         December 31, 1988       December 31, 2003                      10
         December 31, 1989       December 31, 2004                      10
         December 31, 1990       December 31, 2005                      10
         December 31, 1991       December 31, 2006                      10
                                                                ----------
                                                                $    2,000
                                                                ==========

NOTE 2:                DEVELOPMENT STAGE COMPANY
         The Company was incorporated under the laws of the State of Utah on January 7, 1986 and has been in the development stage since incorporation. On December 30, 1993, the Company was dissolved as a Utah corporation and reincorporated as a Nevada corporation.

NOTE 3:                CAPITALIZATION
         On the date of incorporation, the Company sold 1,000,000 shares of its common stock to Capital General Corporation for $2,000 cash for an average consideration of $.002 per share. The Company's authorized stock includes 100,000,000 shares of common stock at $.001 par value.

NOTE 4:                RELATED PARTY TRANSACTIONS
         The Company neither owns or leases any real property. Office services are provided, without charge, by Capital General Corporation. Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.