Form 10-Q
period 1998-06-30
WHY NOT INC
filed 1999-03-15
CIK 866458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

94 Rue de Lausanne CH1202
Geneva, Switzerland
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code 41-22-9000000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                          Outstanding as of June, 1998
-------------------------------------         -----------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                 5,000,000 SHARES

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Why Not?, Inc.(the "Company"), is a development stage company, incorporated in the State of Utah in 1986. On December 30, 1993, the Company was dissolved as a Utah corporation and reincorporated as a Nevada corporation. In May 1998,the Company merged with Teknocapital Finance, Ltd.("TFL").In the merger, TFL shareholders owning 100% of the outstanding shares of TFL exchanged their shares for 4,000,000 shares of the Company. Also in May 1998, the existing Board of Directors of Why Not?, Inc. resigned, new members were appointed to fill the vacancies, and TFL management assumed responsibility for the Company's affairs.

     Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities
Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation; well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to complete intended market roll-out, access to sources of capital, risks associated with the year 2000 issues and general economics. See the Company's Form 10-K for the year ended December 1997.

     The Company has minimal liquidity, generated no revenues and is accruing the costs and salaries of its software development program. The Company's officers, directors and a major shareholder have agreed to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company and expenses incurred in the development of the "Bizzmoz" software programs. The loans will be interest free and are intended to be repaid when the Company has sufficient liquidity.

     The Company is developing "Bizzmoz", a proprietary Internet-based business information delivery technology developed for Harrop & Company, a European based management group. The Company intends to market "Bizzmoz" as an interactive information interface between a sponsoring business or group and their selected audiences. The Company is currently developing modules to provide turnkey communication solutions for:

Community Relations
Company/Group information, news, events
Employee Information
Investor Relations
Product Information
Product Support
Warranty Support

     The Company has no operating history from which an evaluation of its prospects can be made. Operating results will depend on many factors, including the company's ability to develop, sell and deliver its products in a timely, cost effective manner. The Company's future must be evaluated by taking into consideration the risks, and expense encountered in establishing a new business in the Internet marketplace, which is dominated by overnight technological change and intense competition

PART II

ITEM 1.  Legal Proceedings.

     None

ITEM 2.  Changes in Securities.

     None

ITEM 3.  Defaults Upon Senior Securities.

     None

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     None

ITEM 5.  Other Information

CHANGE IN CONTROL.

     Effective May 1, 1998 a change in control of the Registrant occurred. Harrop and Co., a Guernsey corporation, exchanged 100% of the outstanding common stock of Teknocapital Finance, Ltd., a BVI corporation, for 4,000,000 shares of the Registrant's voting common stock. Prior to the issuance of the 4,000,000 voting common shares, there were 1,000,000 shares issued and outstanding. Accordingly, the 4,000,000 voting common shares acquired by Harrop and Co. represent approximately 80.0% of the issued and outstanding voting shares of the Registrant's Common Stock.

     On May 1, 1998, Michael A.J. Harrop, David Coziac, and Eric Drizenko were elected to the Board of Directors of the Company. Krista Nielson and Sasha Belliston resigned, passing control of the Registrant to the new directors.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Financial statements and schedules thereto

(b) Current Reports on Form 8-K

     (1) Current report on Form 8-K filed on May 14, 1998 reporting (a) Changes in Control of Registrant. Effective May 1, 1998 a change in control of the Registrant occurred. Harrop and Co., a Guernsey corporation, exchanged 100% of the outstanding common stock of Teknocapital Finance, Ltd., a BVI corporation, for 4,000,000 shares of the Registrant's voting common stock. Prior to the issuance of the 4,000,000 voting common shares, there were 1,000,000 shares issued and outstanding. Accordingly, the 4,000,000 voting common shares acquired by Harrop and Co. represent approximately 80.0% of the issued and outstanding voting shares of the Registrant's Common Stock. The change of control occurred May 1, 1998, through a statutory merger accomplished in accordance with Section 368(a)(1)(A) of the Internal Revenue Code of 1986. On May 1, 1998, Michael A.J. Harrop, David Coziac, and Eric Drizenko were elected to the Board of Directors of the Company. Krista Nielson and Sasha Belliston resigned, passing control of the Registrant to the new directors and (b) Acquisition or Disposition of Assets. On May 1, 1998 the Registrant acquired 100% of the outstanding shares of Teknocapital Finance, Ltd. from Harrop and Co.. The consideration was 4,000,000 newly issued shares of the Registrants' Common Stock.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHY NOT?, INC.
DATE:March 1, 1999 By:

/s/ Michael A. Harrop
----------------------
Michael A. Harrop,
President and Director


                                 WHY NOT?, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                   6/30/98                   6/30/97                 12/31/97
                                                  Unaudited                 Unaudited                Audited
                                                 -------------            -------------           -------------
          ASSETS

CURRENT ASSETS
        Cash in bank                                $  - 0 -                 $  - 0 -                $  - 0 -
                                                 -------------            -------------           -------------

               TOTAL CURRENT ASSETS                    - 0 -                    - 0 -                   - 0 -
                                                 -------------            -------------           -------------
DEFERRED DEVELOPMENT COSTS                            10,000                    - 0 -                   - 0 -
                                                 -------------            -------------           -------------

                TOTAL ASSETS                        $ 10,000                    - 0 -                   - 0 -
                                                 =============            =============           =============

          LIABILITIES & EQUITY

CURRENT LIABILITIES
        Accounts payable                            $  - 0 -                 $  - 0 -                $  - 0 -
                                                 -------------            -------------           -------------

        TOTAL CURRENT LIABILITIES                      - 0 -                    - 0 -                   - 0 -

LONG TERM LIABILITIES
        Accrued development costs                   $ 10,000                    - 0 -                   - 0 -
                                                 -------------            -------------           -------------
        TOTAL LIABILITIES                           $ 10,000                 $  - 0 -                $  - 0 -
                                                 =============            =============           =============

STOCKHOLDERS' EQUITY Common Stock $.001 par value:
        Authorized - 100,000,000 shares
        Issued and outstanding
        5,000,000 shares                               5,000                   1,000                   1,000
        Additional paid-in capital                     1,000                   1,000                   1,000
        Deficit accumulated during
        the development stage                         (6,000)                 (2,000)                 (2,000)

TOTAL LIABILITIES AND
SHAREHOLDERS EQUITY                                 $  - 0 -                   - 0 -                   - 0 -
                                                 =============            =============           =============


                                 WHY NOT?, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                        For the six months                  (Date of inception)
                                                                            ended June 30,                          1/07/86
                                                                    1998                    1997                  to 6/30/98
                                                                  Unaudited               Unaudited                Unaudited
                                                                -------------            -------------           -------------
Net sales                                                          $  - 0 -                $  - 0 -                $  - 0 -
Cost of sales                                                         - 0 -                   - 0 -                   - 0 -
                                                                -------------            -------------           -------------

                 GROSS PROFIT (LOSS)                                  - 0 -                   - 0 -                   - 0 -

General and
 administrative expenses                                              - 0 -                   - 0 -                   2,000
                                                                -------------            -------------           -------------

                 NET INCOME (LOSS)                                 $  - 0 -                $  - 0 -                $ (2,000)
                                                                =============            =============           =============
Net income (loss) per weighted
 average common shares                                             $   .00                $      .00                $    .00
                                                                =============            =============           =============

Weighted average number of
 common shares used to compute
 net income (loss)                                                5,000,000                 1,000,000               1,000,000
                                                                =============            =============           =============


                                                           WHY NOT?, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                               Common Stock            Additional
                                                             Par Value $.001             Paid-in          Retained
                                                         Shares          Amount          Capital           Deficit
                                                      ------------    ------------    ------------       ------------
Balances at 1/07/86
 (Date of inception)                                       - 0 -       $  - 0 -         $  - 0 -          $  - 0 -
  Issuance of common stock (restricted)
   at $.001 per share at 1/07/86                       1,000,000          1,000            1,000
  Net loss for period                                                                                       (1,950)
                                                      ------------    ------------    ------------       ------------
Balances at 12/31/86                                   1,000,000          1,000            1,000            (1,950)
  Net loss for year                                                                          (10)
                                                      ------------    ------------    ------------       ------------
Balances at 12/31/87                                   1,000,000          1,000            1,000            (1,960)
  Net loss for year                                                                          (10)
                                                      ------------    ------------    ------------       ------------
Balances at 12/31/88                                   1,000,000          1,000            1,000            (1,970)
  Net loss for year                                                                          (10)
                                                      ------------    ------------    ------------       ------------
Balances at 12/31/89                                   1,000,000          1,000            1,000            (1,980)
  Net loss for year                                                                          (10)
                                                      ------------    ------------    ------------       ------------
Balances at 12/31/90                                   1,000,000          1,000            1,000            (1,990)
  Net loss for year                                                                          (10)
                                                      ------------    ------------    ------------       ------------
Balances at 12/31/91                                   1,000,000          1,000            1,000            (2,000)
  Net loss for year                                                                        - 0 -
                                                      ------------    ------------    ------------       ------------
Balances at 12/31/92                                   1,000,000          1,000            1,000            (2,000)
  Net loss for year                                                                        - 0 -
                                                      ------------    ------------    ------------       ------------
Balances at 12/31/93                                   1,000,000          1,000            1,000            (2,000)
  Net loss for year                                                                        - 0 -
                                                      ------------    ------------    ------------       ------------
Balances at 12/31/94                                   1,000,000          1,000            1,000            (2,000)
  Net loss for year                                                                        - 0 -
                                                      ------------    ------------    ------------       ------------
Balances at 12/31/95                                   1,000,000          1,000            1,000            (2,000)
  Net loss for year                                                                        - 0 -
                                                      ------------    ------------    ------------       ------------
Balances at 12/31/96                                   1,000,000          1,000            1,000            (2,000)
  Net loss for year                                                                        - 0 -
                                                      ------------    ------------    ------------       ------------

Balances at 12/31/97                                   1,000,000          1,000            1,000            (2,000)
  Net loss for period                                                                      - 0 -
                                                      ------------    ------------    ------------       ------------
Balances at 3/31/98                                    1,000,000       $  1,000         $  1,000          $ (2,000)
  Net loss for period                                                                      - 0 -
                                                      ------------    ------------    ------------       ------------
Balances at 6/30/98                                    5,000,000       $  4,000         $  1,000          $ (6,000)
  Net loss for period                                                                     10,000
                                                      ============    ============    ============       ============

                                       F-4



                                 WHY NOT?, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS



                                               For the six months            1/07/86
                                                 ended June 30,       (Date of inception) to
                                                 1998        1997            6/30/98
                                               Unaudited   Unaudited       Unaudited
                                               ---------   ---------       ---------
OPERATING ACTIVITIES
        Net income (loss)                      $ 10,000    $   - 0 -       $  (2,000)
        Adjustments to reconcile
         net income (loss) to cash
         used by operating activities:
         Amortization                              - 0 -       - 0 -            50
                                               ---------   ---------       ---------

         NET CASH PROVIDED (USED)
         BY OPERATING ACTIVITIES                   - 0 -       - 0 -         (1,950)

INVESTING ACTIVITIES
         Organization Costs                        - 0 -       - 0 -            (50)
                                               ---------   ---------       ---------

        NET CASH USED BY
        INVESTING ACTIVITIES                       - 0 -       - 0 -            (50)

FINANCING ACTIVITIES
         Proceeds from sale of
         common stock                              - 0 -       - 0 -          2,000
                                               ---------   ---------       ---------

         NET CASH PROVIDED BY
          FINANCING ACTIVITIES                     - 0 -       - 0 -          2,000
                                               ---------   ---------       ---------
          INCREASE IN CASH
          AND CASH EQUIVALENTS                     - 0 -       - 0 -           - 0 -

         Cash and cash equivalents
         at beginning of year                      - 0 -       - 0 -           - 0 -
                                               ---------   ---------       ---------

CASH & CASH EQUIVALENTS
AT END OF PERIOD                               $   - 0 -   $   - 0 -       $   - 0 -
                                               =========   =========       =========
