Form 10-Q
period 1998-09-30
WHY NOT INC
filed 1999-03-15
CIK 866458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                         Outstanding as of September 30, 1998
- ------------------------------------         -----------------------------
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Why Not?,Inc.(the "Company"), is a development stage company, incorporated in the State of Utah in 1986. On December 30, 1993, the Company was dissolved as a Utah corporation and reincorporated as a Nevada corporation. In May 1998,the Company merged with Teknocapital Finance, Ltd.("TFL").In the merger, TFL shareholders owning 100% of the outstanding shares of TFL exchanged their shares for 4,000,000 shares of the Company. Also in May 1998, the existing Board of Directors of Why Not?, Inc. resigned, new members were appointed to fill the vacancies, and TFL management assumed responsibility for the Company's affairs.


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

         The Company is developing "Bizzmoz", a proprietary Internet-based business information delivery technology developed for Harrop & Company, a European based management group. The Company intends to market "Bizzmoz" as an interactive information interface between a sponsoring business or group and their selected audiences. The Company has delivered Investor Relations and Product Information modules to clients for third party evaluation and testing. The Company is continuing development work on modules to provide turnkey communication solutions for:

Community Relations
Company/Group information, news, events
Employee Information
Product Support
Warranty Support

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

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)      Financial statements and schedules thereto

(b) Current Reports on Form 8-K

         (1) There have been no current reports filed on Form 8-K during the period.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHY NOT?, INC.
DATE:March 1, 1999 By:




/s/ Michael A. Harrop
-------------------------
Michael A. Harrop,
President and Director

                                 WHY NOT?, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                              9/30/98     9/30/97      12/31/97
                                             Unaudited   Unaudited     Audited
                                             ---------   ----------   ----------
    ASSETS

CURRENT ASSETS
    Cash in bank                             $   - 0 -   $    - 0 -   $    - 0 -
                                             ---------   ----------   ----------
         TOTAL CURRENT ASSETS                    - 0 -        - 0 -        - 0 -
                                             ---------   ----------   ----------
DEFERRED DEVELOPMENT COSTS                     25,000         - 0 -        - 0 -
                                             ---------   ----------   ----------

         TOTAL ASSETS                        $ 25,000         - 0 -        - 0 -
                                             =========   ==========   ==========

    LIABILITIES & EQUITY

CURRENT LIABILITIES
    Accounts payable                         $   - 0 -   $    - 0 -   $    - 0 -
                                             ---------   ----------   ----------

        TOTAL CURRENT LIABILITIES                - 0 -        - 0 -        - 0 -

LONG TERM LIABILITIES
    Accrued development costs                $ 25,000         - 0 -        - 0 -
                                             ---------   ----------   ----------

        TOTAL LIABILITIES                    $ 25,000    $   - 0 -    $    - 0 -
                                             =========   ==========   ==========

STOCKHOLDERS' EQUITY Common Stock $.001 par value:
        Authorized - 100,000,000 shares
        Issued and outstanding
        5,000,000 shares                        5,000        1,000        1,000
        Additional paid-in capital              1,000        1,000        1,000
        Deficit accumulated during
        the development stage                  (6,000)      (2,000)      (2,000)
                                             ---------   ----------   ----------

TOTAL LIABILITIES AND
SHAREHOLDERS EQUITY                          $   - 0 -        - 0 -        - 0 -
                                             =========   ==========   ==========

                                 WHY NOT?, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                            For the nine months   (Date of inception)
                                            ended September 30,        1/07/86
                                            1998           1997       to 9/30/98
                                          Unaudited     Unaudited     Unaudited
                                         -----------   -----------   -----------
Net sales                                $     - 0 -   $     - 0 -   $     - 0 -
Cost of sales                                  - 0 -         - 0 -         - 0 -
                                         -----------   -----------   -----------

      GROSS PROFIT (LOSS)                     - 0 -          - 0 -         - 0 -

General and
  administrative expenses                     - 0 -          - 0 -        2,000
                                         -----------   -----------   -----------


       NET INCOME (LOSS)                 $    - 0 -    $     - 0 -   $   (2,000)
                                         ===========   ===========   ===========
Net income (loss) per weighted
 average common shares                   $      .00    $      .00    $      .00
                                         ===========   ===========   ===========

Weighted average number of
 common shares used to compute
 net income (loss)                        5,000,000     1,000,000     1,000,000
                                         ===========   ===========   ===========


                                                           WHY NOT?, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                               Common Stock            Additional
                                                             Par Value $.001             Paid-in          Retained
                                                         Shares          Amount          Capital           Deficit
                                                      ------------    ------------    ------------       ------------
Balances at 1/07/86
 (Date of inception)                                       - 0 -       $  - 0 -         $  - 0 -          $  - 0 -
  Issuance of common stock (restricted)
   at $.001 per share at 1/07/86                       1,000,000          1,000            1,000
  Net loss for period                                                                                       (1,950)
                                                      ------------    ------------    ------------       ------------
Balances at 12/31/86                                   1,000,000          1,000            1,000            (1,950)
  Net loss for year                                                                          (10)
                                                      ------------    ------------    ------------       ------------
Balances at 12/31/87                                   1,000,000          1,000            1,000            (1,960)
  Net loss for year                                                                          (10)
                                                      ------------    ------------    ------------       ------------
Balances at 12/31/88                                   1,000,000          1,000            1,000            (1,970)
  Net loss for year                                                                          (10)
                                                      ------------    ------------    ------------       ------------
Balances at 12/31/89                                   1,000,000          1,000            1,000            (1,980)
  Net loss for year                                                                          (10)
                                                      ------------    ------------    ------------       ------------
Balances at 12/31/90                                   1,000,000          1,000            1,000            (1,990)
  Net loss for year                                                                          (10)
                                                      ------------    ------------    ------------       ------------
Balances at 12/31/91                                   1,000,000          1,000            1,000            (2,000)
  Net loss for year                                                                        - 0 -
                                                      ------------    ------------    ------------       ------------
Balances at 12/31/92                                   1,000,000          1,000            1,000            (2,000)
  Net loss for year                                                                        - 0 -
                                                      ------------    ------------    ------------       ------------
Balances at 12/31/93                                   1,000,000          1,000            1,000            (2,000)
  Net loss for year                                                                        - 0 -
                                                      ------------    ------------    ------------       ------------
Balances at 12/31/94                                   1,000,000          1,000            1,000            (2,000)
  Net loss for year                                                                        - 0 -
                                                      ------------    ------------    ------------       ------------
Balances at 12/31/95                                   1,000,000          1,000            1,000            (2,000)
  Net loss for year                                                                        - 0 -
                                                      ------------    ------------    ------------       ------------
Balances at 12/31/96                                   1,000,000          1,000            1,000            (2,000)
  Net loss for year                                                                        - 0 -
                                                      ------------    ------------    ------------       ------------

                                                      ------------    ------------    ------------       ------------
Balances at 12/31/97                                   1,000,000          1,000            1,000            (2,000)
  Net loss for period                                                                      - 0 -
                                                      ------------    ------------    ------------       ------------
Balances at 3/31/98                                    1,000,000       $  1,000         $  1,000          $ (2,000)
  Net loss for period                                                                      - 0 -
                                                      ------------    ------------    ------------       ------------
Balances at 6/30/98                                    5,000,000       $  4,000         $  1,000          $ (6,000)
  Net loss for period                                                                      - 0 -

Balances at 9/30/98                                    5,000,000       $  4,000         $  1,000          $ (6,000)
  Net loss for period                                                                      - 0 -
                                                      ============    ============    ============       ============



                                 WHY NOT?, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS



                                               For the nine months           1/07/86
                                                 ended September 30,   (Date of inception) to
                                                 1998        1997            9/30/98
                                               Unaudited   Unaudited       Unaudited
                                               ---------   ---------       ---------
OPERATING ACTIVITIES
        Net income (loss)                      $ 10,000    $   - 0 -       $  (2,000)
        Adjustments to reconcile
         net income (loss) to cash
         used by operating activities:
         Amortization                              - 0 -       - 0 -            50
                                               ---------   ---------       ---------

         NET CASH PROVIDED (USED)
         BY OPERATING ACTIVITIES                   - 0 -       - 0 -         (1,950)

INVESTING ACTIVITIES
         Organization Costs                        - 0 -       - 0 -            (50)
                                               ---------   ---------       ---------

        NET CASH USED BY
        INVESTING ACTIVITIES                       - 0 -       - 0 -            (50)

FINANCING ACTIVITIES
         Proceeds from sale of
         common stock                              - 0 -       - 0 -          2,000
                                               ---------   ---------       ---------

         NET CASH PROVIDED BY
          FINANCING ACTIVITIES                     - 0 -       - 0 -          2,000
                                               ---------   ---------       ---------
          INCREASE IN CASH
          AND CASH EQUIVALENTS                     - 0 -       - 0 -           - 0 -

         Cash and cash equivalents
         at beginning of year                      - 0 -       - 0 -           - 0 -
                                               ---------   ---------       ---------

CASH & CASH EQUIVALENTS
AT END OF PERIOD                               $   - 0 -   $   - 0 -       $   - 0 -
                                               =========   =========       =========
