Form 10KSB
period 1998-12-31
FORLINK SOFTWARE CORP INC
filed 2000-01-14
CIK 866458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 1998

[]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

     Commission File No. 33-55254-11

                          FORLINK SOFTWARE CORPORATION, INC.
                 (Name of Small Business Issuer in its Charter)

        Nevada                            87-0438458
(State or other jurisdiction           (I.R.S. Employer
of incorporation or                    Identification No.)
organization)

 94 Rue de Lausanne, CH1202 Geneva, Switzerland              N/A
(Address of principal executive offices)                 (Zip Code)

Issuer's Telephone number:   41-22-9000000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class  Name of each  exchange  on which  registered  Common  Stock
NASDAQ

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:            None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant=s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB of any amendment to this Form 10-KSB. [ X ]

Indicate the number of shares outstanding of each of the registrant=s classes of common stock, as of the latest practicable date.

         Class                               Outstanding as of December 31, 1998
CLASS A COMMON STOCK                                  5,000,000

         DOCUMENTS INCORPORATED BY REFERENCE:
         Form 8-K Filed November 24, 1999
         Form 8-K Filed January 10, 2000

                                     PART I
--------------------------------------------------------------------------------

                        ITEM 1. DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

(a)      Business Development

         FORLINK SOFTWARE CORPORATION, INC. (Formerly Light Energy Management, Inc. and formerly Why Not?, Inc.) (the "Company" or the "Registrant" ) is a Nevada corporation which was originally incorporated on January 7, 1986 under the laws of the State of Utah under the name of Why Not?, Inc. and subsequently reorganized under the laws of Nevada on December 30, 1993. The Company's reorganization plan was formulated for the purpose of changing the state of domicile and provided that the Company form a new corporation in Nevada which acquired all of the contractual obligations, shareholder rights and identity of the Utah corporation, and then the Utah corporation was dissolved. The Company is in the developmental stage, and its operations to date have been limited.

         In May of 1998, the Company entered into an agreement under the terms of which it intended to merge with Teknocapital Finance Ltd. Pursuant to that merger agreement, the shareholders of Teknocapital would exchange 100% of the issued and outstanding shares of Teknocapital for 4,000,000 of the Company's common stock. Pursuant to that agreement, the existing Board of Directors of Why Not?, Inc. resigned. New members were appointed to fill their vacancies and Teknocapital management assumed responsibility for the Company's affairs.

         Thereafter, the merger agreement with Teknocapital was substantially modified. Specifically, the consideration given for the issuance of the 4,000,000 shares of the Company's common stock was changed from 100% of the issued and outstanding shares of Teknocapital to the execution of promissory notes totaling $ 275,000 payable to the Company by Harrop & Co. With the execution of these promissory notes, the merger with Teknocapital was abandoned and the Company continued its activities as an unfunded venture in search of a suitable business acquisition or business combination. In November, 1998 the Company's name was changed to Light Energy Management, Inc. in anticipation of merging with another company. The merger did not occur, but the Company was unable to register the old name of Why Not?, Inc.

(b)      Business of the Issuer

          Prior to May of 1998, the Company operated as an unfunded venture. The Company's operations were funded through loans from officers, directors and major shareholder in amounts sufficient to enable the Company to satisfy its reporting and other obligations as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates.

         In May of 1998, the Company entered into an agreement under the terms of which it intended to merge with a company named Teknocapital Finance, Ltd. The Company entered into this agreement in hopes of developing a proprietary internet based business information delivery technology called "Bizzmoz". The Company intended to market Bizzmoz as an interactive information interface between a sponsoring business or group and their selected audiences. Soon after the agreement with Teknocapital in May of 1998, management came to believe that the Company was more valuable as a vehicle for a business combination with a line of business other than that proposed by the Teknocapital merger. As a result, management chose to modify the consideration given for the issuance of the 4,000,000 shares of the Company's common stock issued in connection with the Teknocapital transaction. Rather than the acquisition of all of the issued and outstanding shares of Teknocapital, the consideration for the issuance of these shares became the execution of promissory notes by the shareholders. Thereafter, and throughout 1998, the Company once again operated with capital contributions by management aimed solely at maintaining the Company's reporting status and attractiveness as a candidate for combination with another business.

         The Company does not intend to take any action which would render it an investment company under The Investment Companies Act of 1940 (the "1940 Act"). The 1940 Act defines an investment company as one which (1) invests, reinvests or trades in securities as its primary business, (2) issues face amount certificates of the installment type or (3) invests, reinvests, owns, holds or trades securities or owns or acquires investment securities having a value exceeding 40 percent of the value of its total assets (exclusive of Government securities and cash items) on an unconsolidated basis. The above 40 percent limitation may be exceeded so long as a company is primarily engaged, directly or through wholly owned subsidiaries, in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities. A wholly owned subsidiary is defined as one which is at least 95% owned by the company.

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

(1)      Principal Products and Services and Their Markets

         During 1998, the Company's business consisted of its efforts to locate and evaluate suitable business opportunities in which to engage. During 1999 and after the reporting period covered by this Form 10-KSB, the Company located such a business opportunity and has entered into an agreement which will bring a new line of business to the Company. The Company's new business is described in the Form 8K the Company filed on November 24, 1999. The narrative of that Form 8-K is incorporated herein by this reference.

(2)      Distribution Methods

         During 1998, the Company had no particular products or services and accordingly had no distribution methods for products or services.

(3)      Status of Publicly Announced New Products or Services

         On November 24, 1999, the Company filed a Form 8-K under the terms of which it acquired a new line of business through a corporate reorganization. The terms of that reorganization were outlined in that Form 8-K filing, the narrative of which is incorporated herein by this reference.

(4)      Competitive Business Conditions

         In 1998, the Company did not engage in a business with competitors. The business acquired by the Company in 1999, the computer software business, is highly competitive. The Company now faces well funded and experienced competition. The Company's efforts will be focused on its business in the Peoples Republic of China where its new management is experienced. Nonetheless, the Company's status as a start-up corporation may limit its ability to successfully compete in the extremely competitive computer software markets.

(5)      Suppliers

         During 1998, the Company did not rely on any principal suppliers as the Company had no products or services.

(6)      Customer Dependence

         During 1998, the Company did not rely on any particular customers for its continued operations. Indeed, the Company maintained minimal operations solely so it could evaluate potential business combinations.

(7)      Intellectual Property

         During 1998, the Company owned no intellectual property.

(9)      Effect of Governmental Approval and Regulation

         The company is subject to various laws and governmental regulations applicable to business generally. The Company believes it is in compliance with such laws and that such laws do not have a material impact on its operations.

(10)     Research and Development

         The Company has not engaged in any research or development in the last two years.

(11)     Cost of Environmental Regulation

         The Company anticipates that it will have no material costs associated with compliance with either federal, state or local environmental law.

(12)     Employees

         During 1998, the Company had no full-time or part-time employees. The Company's operations were conducted by its officers and directors who serve without compensation.

(c)      Subsequent Events

         During 1999 and after the reporting period covered by this Form 10-KSB, the Company entered into a reorganization agreement with a Chinese corporation named Forlink Software Corporation, Inc. That transaction was reported by the Company on a Form 8-K filed on November 24, 1999. The narrative of that Form 8-K is incorporated herein by this reference.


(d)       Reports to Security Holders

         To the extent that the Company is required to deliver annual reports to security holders through its status as a reporting company, the Company shall deliver annual reports. Also, to the extent the Company is required to deliver annual reports by the rules or regulations of any exchange upon which the Company's shares are traded, the Company shall deliver annual reports. If the Company is not required to deliver annual reports, the Company will not go the expense of producing and delivering such reports. If the Company is required to deliver annual reports, they will contain audited financial statements if audited financial statements are required.

         The public may read and copy any materials the Company files with the Securities and Exchange Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address of the Commission's site is (http://www.sec.gov).

(e)      Year 2000 Disclosure

         The Company does not anticipate any problem in dealing with computer entries in the year 2000 or thereafter, with any computers currently used at any of their facilities. All of the Company's computer systems are new and have been year 2000 compliant from their acquisition. The Company keeps current with all updates and revisions with all software the Company currently uses. It is anticipated that the software updates reflect required revisions to accommodate transactions in the year 2000 and thereafter. Though it is not anticipated that the Company will have a problem at the turn of the century, the Company intends to coordinate the resolution of any year 2000 problems with the vendors of the software the Company utilizes. State of Readiness

         The Company does not anticipate any problems in dealing with year 2000 issues. All of the Company's computer systems have been acquired within the last year and are year 2000 compliant. In this regard, the Company uses computers
(PCs) owned by management. All such systems have computer processors capable of properly recognizing dates past 1999. The Company's computer systems are used primarily for word processing, bookkeeping and Internet communications. The Company keeps current with all updates and revisions of all software used in connection with the Company's business. The Company's current word processing accounting and Internet communications software is year 2000 compliant. From an internal standpoint, the Company is year 2000 ready. Indeed, the Company has made the year 2000 transition without any problems.

         The Company's business may be impacted by the year 2000 readiness of third parties with whom the Company has a material relationship. Such parties include banks, telephone companies, attorneys, accountants and transfer agents. The Company has made inquiry of its transfer agent, Nevada Agency and Trust Company, its attorneys and its accountant regarding their year 2000 readiness. All of the Company's attorneys, its accountant and its transfer agent are year 2000 compliant. Larger vendors, such as banks and telecommunications companies, have represented themselves as year 2000 compliant. However, the Company has experienced no year 2000 related problems since the turn of the new year.

Costs of Year 2000 Issues

         The Company's costs of remediating any year 2000 issues has been inconsequential. Such costs total no more than a few thousand dollars and have been borne by the members of the

Company's management which own the computer systems the Company uses. Indeed, the general need to upgrade and replace computer systems was more of a factor in recent computer hardware and software acquisitions than the year 2000 was in connection with the computer systems the Company uses.

Year 2000 Issues, Risks and Contingency Plans

         The most reasonable worst case scenario the Company faces as a result of year 2000 issues is the failure of third party service providers, such as banks or telecommunications companies, failing as a result of their failure to properly remediate any year 2000 problem they may have. If that happens, the Company will deal with service providers who have not failed to remediate their year 2000 issues. Management does not anticipate that the costs of changing such third party service providers will be significant.

--------------------------------------------------------------------------------

                        ITEM 2. DESCRIPTION OF PROPERTY
--------------------------------------------------------------------------------



         (1) Principal Plants and Property and Description of Real Estate and Operating Data.

         During 1998, the Company owned no properties and prior to May of 1998 utilized space on a rent-free basis in the office of its principal shareholder, Capital General Corporation. After May of 1998, the Company had the same agreement with Harrop & Company, its new principal shareholder, for the use of office space. This arrangement is expected to continue until such time as the Company becomes involved in a business venture which necessitates its relocation. The Company has no agreements with respect to the maintenance or future acquisition of office facilities, however, it is anticipated that the office of the Company will be moved now that it has acquired a new line of business and obtained new management.

         (2) Investment Policies

         The Company=s plan of operations is focused on the acquisition of potential business ventures or assets which will provide a source of eventual profit to the Company described in Item (1) of this part. Accordingly, the Company has no particular policy regarding each of the following types of investments:

         (1)      Investments in real estate or interests in real estate;

         (2)      Investments in real estate mortgages;  or (3) Securities of or
                  interests  in  persons   primarily   engaged  in  real  estate
                  activities.

--------------------------------------------------------------------------------

                           ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         On January 7, 1994, the Bureau of Securities of the State of New Jersey filed a complaint in the matter of Capital General Corporation, David R. Yeaman (former officer and director of the Company) and 74 other named defendants, Nevada and Utah corporations including the Company, which complaint proposes that civil monetary penalties totaling $30,000.00 be assessed against Capital General Corporation for alleged violations of the Uniform Securities Law (1967), N.J.S.A. 49:347 et. seq. by (1) selling to 24 New Jersey residents between April 1986 and May 1991, securities in 25 of the 74 above referred to respondent corporations named in the proceeding, including the Company, which were neither registered nor exempt from registration, and (2) making untrue statements of material fact and omitting to state material facts in connection with said New Jersey sales in 6 of the 74 above referred to resident corporations named in the proceeding, including the Company. Also on January 7, 1994, the Bureau of Securities of the State of New Jersey, based on substantially similar allegations as in the above referred complaint, issued its Order Denying Exemptions and to Cease and Desist. This order summarily denied the exemptions contained in N.J.S.A. 49:3 50(b), (1), (2), (3), (9), (11) and (12) of the
securities  of  Capital   General   Corporation  and  the  other  74  respondent
corporations, including the Company, except that excluded from the summary denial of the exemption contained in N.J.S.A. 49350(b)(12) is the Offer of Rescission by Capital General Corporation to 24 New Jersey residents pursuant to the offer of rescission which began about April 28, 1993. This order also ordered Capital General Corporation and David Yeaman to Cease and Desist from offering or selling any securities in blind pool corporations into, or from the State of New Jersey.

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

         Capital General did not register the gifts of shares in these companies with the Securities Division of the State of Utah or with the Securities Exchange Commission because it believed these gifts to be outside the scope of the Utah Uniform Securities Act and the Securities Act of 1933 in as much as such acts require registration for sales and do not require registration of gifts. Nevertheless, in connection with the distribution of shares of its subsidiaries, Capital General was found by the Utah Securities Advisory Board, in two decisions affirmed by the Utah State Courts, to have violated the registration provisions of the Utah Uniform Securities Act. See In re Amenity Inc., No. SD8611 (Utah Sec. Adv. Bd. February 18, 1987) aff'd C872625 (3d Dist. Ct. September 18, 1987) aff'd sub nom Capital General Corp. v. Utah Dep't of Business Reg., 777 P.2d 494, 498 (Utah Ct. App.) cert. denied, 781 P.2d 873 (Utah S.Ct. 1989); In re H&B Carriers Inc., No. 87092801 (Utah Sec. Adv. Bd., Apr. 15, 1988) aff'd No. 885900053 (3d Dist. Ct. Sept 10, 1990) aff'd sub nom
Capital General Corp. v. Utah Dep't of Business Reg., Case No 91196 (Utah Ct. App. February 10, 1992.) All of the remaining companies listed above were parties to the H&B Carriers order.

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


--------------------------------------------------------------------------------

           ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         The Company did not submit any matter to a vote of the shareholders in 1998.


                                    PART II
--------------------------------------------------------------------------------

             ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDE
                                     MATTERS
--------------------------------------------------------------------------------

         The Common Stock of the Company is currently trading on the Over The CounterBulletin Board system under the symbol "FRLK". Prior to November of 1999, the Company traded under the symbol "YNOT".

         The following table sets forth the range of high and low bid prices for the Company's Common Stock for each quarterly period indicated as reported by the NASDAQ's Historical Research Department.:


                                                        Common Stock

         Quarter Ended                      High Bid                   Low Bid

         December 31, 1998                  $0.7                        $0.875
         September 30, 1998                 $0.19                       $0.22
         June 30, 1998                      $0.625                      $0.875

         Holders

         On December 31, 1998 there were 5,000,000 shares of the Company's common stock outstanding.

Dividends

         The Company has never paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future. The Company currently intends to retain its earnings for the operation and expansion of its business.

--------------------------------------------------------------------------------

             ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                                   OPERATION
--------------------------------------------------------------------------------

         Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities
Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward- looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

         At the end of 1998, the Company had little liquidity and no available capital resources, such as credit lines, guarantees, etc. and should a merger or acquisition prove unsuccessful, it is possible that the Company may be dissolved by the State of Nevada for failing to file reports, at which point the Company would no longer be a viable corporation under Nevada law and would be unable to function as a legal entity. Should management decide not to further pursue its acquisition activities, management may abandon its activities and the shares of the Company would become worthless. However, the Company's officers, directors and major shareholder, have made an oral undertaking to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates. The Company's status as a publicly held corporation may enhance its ability to locate potential business ventures.

Plan of Operation
         During 1998 and throughout 1999, the Company's plan of operation consisted of locating and evaluating potential merger and acquisition candidates. Now such a candidate has been found, the Company's future success of operations will be primarily dependent on new management.

--------------------------------------------------------------------------------

                          ITEM 7. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

See pages F-1 through F-7.

--------------------------------------------------------------------------------

             ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS O
                      ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

         There have been no disagreements with the Company's independent accountants over any item involving the Company's financial statements. The Company's independent accountant during 1998 was Smith & Company, Certified Public Accountants, 10 West 100 South, Suite 700, Salt Lake City, Utah 84101-1554. Subsequent to that time, the Company has selected a new independent accountant. The details of that selection are described in the Company's Form 8-K filed on January 10, 2000. That 8-K filing is incorporated herein by this reference.

                                    PART III

 ------------------------------------------------------------------------------

              ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                                     CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
                                       ACT
--------------------------------------------------------------------------------

         (a) Directors and Executive Officers

         From May of 1998 through November of 1999, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors were as follows:

     Name              Age        Position                     Period
-------------------   -----   -------------------------   ----------------------
Michael J.A. Harrop     53    President and                 May 1998 to present
                              a Director

Eric Drizenkow          45    Secretary, Tresurer and       May 1998 to present
                              Director

         The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed annually by the Board of Directors and serve at the pleasure of the Board.

         (b) Business Experience:

         Michael J. A. Harrop, age 53, has been President and a Director of the Company since May 1998. Mr. Harrop was educated at Cambridge University. For the last 5 years he has been active in venture capital.

         Eric Drizenkow, age 45, has been Secretary, Treasurer and a Director of the Company since May 1998. Mr. Drizenkow was educated in Roubaix, France. For the last 5 years he has been an advisor on company constitution to fiduciary companies in Geneva.

          (c)     Directors of Other Reporting Companies:

         Michael J.A. Harrop is a director of Haas Neuveux & Co.

         (d) Employees:

         The officers and directors who are identified above are significant employees of the Company.

         (e) Family Relationships:

         There are no family relationships between the officers and directors of the company.


(f)      Involvement in Certain Legal Proceedings:

         Except as listed below, none of the officers, directors, promoters or control persons of the Company have been involved in the past five (5) years in any of the following:

         (1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

         (2) Any conviction in a criminal proceedings or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); except the following:

         On February 8, 1996, David R. Yeaman (former officer and director of the Company) was charged in the United States District Court for the Eastern District of Pennsylvania with conspiracy, wire fraud and fraud in the offer, purchase and sale of securities, in violation of 18 U.S.C. Sections 2, 371 and 1343; 15 U.S.C. Sections 77q(a), 77x, 78j(b), and 78ff; and Rule 10b5 promulgated by the Securities and Exchange Commission, Title 17, Code of Federal Regulations, Section 240.10b5 (1986). On April 16, 1997, Mr. Yeaman was convicted of one count of conspiracy, five counts of wire fraud, and three counts of securities fraud. On January 22, 1998, Mr. Yeaman was sentenced to 14 months imprisonment. He was also fined $20,000.00. Mr. Yeaman began his prison sentence at FPC Nellis, Las Vegas, Nevada on March 3, 1998. Upon release from prison, Mr. Yeaman will be on supervised release for a term of three years, under the terms of which he is required as follows: (1) to not commit another federal, state or local crime, (2) to refrain from engaging in the securities and insurance industries, and (3) various other standard conditions of supervised release.

         The U.S. Securities and Exchange Commission, Securities Act of 1933 Release No. 7008 and Securities Exchange Act of 1934 Release No. 32669 announced that on July 23, 1993, it ordered David R. Yeaman and Capital General Corporation to permanently cease and desist from committing or causing further violations of Section 5(a) and (c) and 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(g) of the Securities Exchange Act of 1934 and Rules 10b5, 12b20 and 13d1(c) thereunder.

         Krista Nielson (a former officer and director of the Company) was ordered to permanently cease and desist from committing or causing further violations of Section 17(a) of the Securities Act and Section 10(b) of the Exchange Act and Rules 10b5 and 12b20 thereunder. In addition, the Commission ordered the revocation of the registration of the common stock of Altara International, Inc., Arrow Management, Inc., Atlas Equity, Inc., Dynamic Associates, Inc., Energy Systems, Inc., Four Star Ranch, Inc., Panorama Industries, Inc., Partisan Corporation, Quiescent Corporation, Saber, Inc., Upsilon, Inc., Vicuna, Inc., Why Not?, Inc., Xebec Galleon, Inc., Zebu, Inc., and Zeus Enterprises, Inc. pursuant to Section 12(j) of the Exchange Act. The Commission found that each of the issuers had filed a registration statement on Form 10 that contained materially false and misleading statements in violation of Section 10(b) of the Exchange Act and Rule 10b5 thereunder.

         Each of the respondents had submitted an Offer of Settlement consenting to the entry of the Order without admitting or denying the allegations in the Order. Prior to the submission of the Offers of Settlement, Capital General, on behalf of the above mentioned companies, except for Panorama Industries, Inc., filed a registration statement on Form S1 during December of 1992 to register the common stock of those companies under the Securities Act of 1933. Concurrently with the signing of the Offers of Settlement, the Registration Statement was declared effective on June 30, 1993. A Post Effective Amendment was filed and declared effective September 2, 1993. Although the registration of the common stock under Section 12(g) of the 1934 Act was revoked on July 23, 1993, the companies are now registered and reporting under the Securities Act of 1933 by virtue of the filing of Form S1 as indicated by Commission File No. 3355254.

         (3) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any Court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities (except as set forth in (2) above); or

         (4) Being found by a court of competent jurisdictio (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities laws or commodities law, and the judgment has not been reversed, suspended, or vacated (except as set forth in (2) above).

         Michael J.A. Harrop, by virtue of the unlimited personal guarantee accorded by him to Harrop & Cie. S.A., (formerly HF Trade & Finance S.A.) a Swiss venture capital company that became insolvent subsequent to having acted as guarantor of certain investments, underwent bankruptcy proceedings during 1994 in the District of Nyon, Switzerland. The bankruptcy procedure was closed without complaint or suit on 22nd December 1995 by order of the President of the Tribunal of the District of Nyon, Switzerland.

(g)      Section 16a Beneficial Ownership Compliance

         Together with the filing of this Form 10-KSB, or within a reasoanble time thereafter, the officers, directors and beneficial owners of more than 5% of the Company's common stock are filing their initial statements of ownership on Form 3.

--------------------------------------------------------------------------------

                        ITEM 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

         The Company has not compensated its management in the last three years. However, the following table sets forth information about compensation paid or accrued during the years ended December 31, 1998, 1997 and 1996 to the Company's officers and directors. None of the Company's Executive Officers earned more than $100,000 during the years ended December 31, 1998, 1997 and 1996.

                           Summary Compensation Table

                                                           LongTerm Compensation
                                   Annual Compensation     Awards                 Payouts
  (a)                       (b)     (c)     (d)    (e)       (f)          (g)        (h)       (i)
                                                  Other
                                                  Annual  Restricted   Securities            All Other
                                                  Compen-    Stock     Underlying   LTIP      Compen-
Name and Principal                 Salary  Bonus  sation     Awards    Options/    Payouts    sation
Position                    Year    ($)     ($)     ($)       ($)       SARs(#)      ($)        ($)
--------------------       -----  -------  ------ ------- ----------  -----------  --------  ---------
Michael J.A. Harrop        1998   $None    $None  $None   $None           None     $None     $None
  President and            1997   $None    $None  $None   $None           None     $None     $None
   Director                1996   $None    $None  $None   $None           None     $None     $None

Eric Drizenkow             1998   $None    $None  $None   $None           None     $None     $None
  Secretary/Treasurer      1997   $None    $None  $None   $None           None     $None     $None
   Director                1996   $None    $None  $None   $None           None     $None     $None

--------------------------------------------------------------------------------

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

(a)      5% Shareholders:

         The following information sets forth certain information as of December 31, 1998 about each person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock:

(1)                    (2)                                     (3)                  (4)
Title             Name and Address                    Amount and Nature of        Percent of
of Class          of Beneficial Owner                 Beneficial Ownership          Class
--------    -------------------------------------    ---------------------      --------------

Common      Capital General Corporation1                         481,900            9.6%
            3098 So. Highland Drive, Suite 460
            Salt Lake City, Utah  84106

            Harrop & Co                                        3,600,000            72%
            94 Rue de Lausanne
            Geneva SWITZERLAND CH1202

            Cede & Co                                            806,000            16%
            P.O. Box 222
            Bowling Green Station
            New York, New York 10274

--------
     1 Capital General Corporation is a private corporation. The majority of its shares (80%) are owned by another private corporation, Yeaman Enterprises, Inc. The stockholders of Yeaman Enterprises are the adult children of the family of David Yeaman, who resigned as an officer and director of the Company and simultaneously resigned as an officer and director of Capital General and Yeaman Enterprises in April, 1997. Sasha Belliston, Mr. Yeaman's daughter, is the principal shareholder of Yeaman Enterprises. While Mr. Yeaman has resigned from his affiliation with the Company, Yeaman Enterprises and Capital General, he may continue to be deemed an affiliate of the Company by virtue of his familial and historical relationships with the Company, its shareholders, and its former officers and directors.

(b)      Security Ownership of Management:

(1)                    (2)                                     (3)                  (4)
Title             Name and Address                    Amount and Nature of        Percent of
of Class          of Beneficial Owner                 Beneficial Ownership          Class
--------    -------------------------------------    ---------------------      --------------
Common            Michael J.A. Harrop2                         3,600,000                 72%
                  94 Rue de Lausanne
                  Geneva SWITZERLAND CH1202

Common            Eric Drizenkow                                       0                  0%
                  94 Rue de Lausanne
                  Geneva SWITZERLAND CH1202


                  All Directors and                            3,600,000                 72%
                  Officers as a Group

(c)      Changes in Control:

         There is no arrangement which may result in a change in control, except as diclosed on the Company's Form 8-K filngs during 1999. Such Form 8-K's are incorporated herein by this reference.

--------------------------------------------------------------------------------

            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

         The Company has entered into a modification agreement with Michael Harrop, d.b.a. Harrop & Co. under the terms of which the Company agreed to modify the consideration for the issuance of 4,000,000 shares of the Company's common stock in May of 1998. Under the terms of this agreement, Mr. Harrop, an officer and director of the Company, executed a promissory note in favor of the Company in the amount of $275,000. The note is payable on or before May 1, 2000 and bears interest at the rate of 1 percent per annum.

         Other than described above, no officer, director, nominee for election as a director, or associate of such officer, director or nominee is or has been in debt to the Company during the last fiscal year. However, the Company's officers, directors and major shareholder, have made an oral undertaking to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates. The Company's status as a publiclyheld corporation may enhance its ability to locate potential business ventures. The loans will be interest free and are intended to be repaid at a future date, if or when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees, professional fees, printing and copying fees and other miscellaneous fees.

--------
     2 Mr. Harrop beneficially owns these shares through his controlof Harrop & Co.

--------------------------------------------------------------------------------

                   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

         There were no reports filed on Form 8-K during the fourth quarter of 1998.

Assigned
Number   Description
------   -----------
(2)      Plan of acquisition, reorganization, arrangement,liquid, or succession:
         Plan of Reorganization filed with the Company's Form 8-K on Novmeber 24, 1999 is incorporated herein by this reference.

(4)      Instruments defining the rights of holders including indentures: None

(9)      Voting Trust Agreement: None

(10)     Material Contracts: Modification Agreement

(11) Statement regarding computation of per share earnings: Computations can be determined from financial statements.

(13)     Annual or quarterly reports, Form 10-Q: None

(16)     Letter on change in certifying accountant: None for 1998.

(18)     Letter on change in accounting principles: None

(21)     Subsidiaries of the registrant: None

(22)     Published report regarding matters submitted to vote: None

(23)     Consent of reports and counsel:

(24)     Power of Attorney: None

(27)     Financial Data Schedule: Included

(99)     Additional Exhibits: None

--------------------------------------------------------------------------------

                                   SIGNATURES
--------------------------------------------------------------------------------

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:   January 14, 2000.

                                   FORLINK SOFTWARE CORPORATION, INC.


                                   By

                                            Michael J. A. Harrop
                                            Director

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Forlink Software Corporation Inc.
(A Development Stage Company)
(formerly Why Not?, Inc.)

We have audited the accompanying balance sheets of Forlink Software Corporation Inc. (a development stage company) as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 1998, 1997 and 1996 and for the period of January 7, 1986 (date of inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forlink Software Corporation Inc. (a development stage company) as of December 31, 1998 and 1997 and the results of its operations, changes in stockholders' equity (deficit) and its cash flows for the years ended December 31, 1998, 1997 and 1996 and for the period of January 7, 1986 (date of inception) to December 31, 1998 in conformity with generally accepted accounting principles.


                                                    Smith & Company
                                                   CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
December 14, 1999



         10 West 100 South, Suite 700 o Salt Lake City, Utah 84101-1554
              Telephone: (801) 575-8297 o Facsimile: (801) 575-8306
                       E-mail: smith&co@smithandcocpa.com
          Members: American Institute of Certified Public Accountants o
                Utah Association of Certified Public Accountants

                        FORLINK SOFTWARE CORPORATION INC.
                          (A Development Stage Company)
                            (Formerly Why Not?, Inc.)
                                 BALANCE SHEETS


                                                                                           December 31,
                                                                                   1998                  1997
                                                                             ----------------      -----------------
     ASSETS
CURRENT ASSETS
   Cash in bank                                                              $              0      $               0
                                                                             ----------------      -----------------

                                                   TOTAL CURRENT ASSETS                     0                      0

OTHER ASSETS
   Organization costs (Note 1)                                                              0                      0
                                                                             ----------------      -----------------
                                                                                            0                      0
                                                                             ----------------      -----------------

                                                                             $              0      $               0
                                                                             ================      =================

     LIABILITIES & EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable                                                          $            630      $               0
                                                                             ----------------      -----------------

                                              TOTAL CURRENT LIABILITIES                   630                      0

STOCKHOLDERS' EQUITY (DEFICIT)
   Common Stock $.001 par value:
    Authorized - 100,000,000 shares
    Issued and outstanding 5,000,000 shares
     (1,000,000 in 1997)                                                                5,000                  1,000
   Additional paid-in capital                                                         272,000                  1,000
   Stock subscription receivable (Note 3)                                            (275,000)                     0
   Deficit accumulated during the development stage                                    (2,630)                (2,000)
                                                                             ----------------      -----------------

                                   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                  (630)                     0
                                                                             ----------------      -----------------

                                                                             $              0      $               0
                                                                             ================      =================

                       See Notes to Financial Statements.

                        FORLINK SOFTWARE CORPORATION INC.
                          (A Development Stage Company)
                            (Formerly Why Not?, Inc.)
                            STATEMENTS OF OPERATIONS



                                                                                                          1/7/86
                                                                                                         (Date of
                                                                 Years ended December 31,              inception) to
                                                    1998              1997               1996            12/31/98
                                               --------------    --------------     --------------    --------------
Net sales                                      $            0    $            0     $            0    $            0
Cost of sales                                               0                 0                  0                 0
                                               --------------    --------------     --------------    --------------

                               GROSS PROFIT                 0                 0                  0                 0

General & administrative expenses                         630                 0                  0             2,630
                                               --------------    --------------     --------------    --------------

                                   NET LOSS    $         (630)   $            0     $            0    $       (2,630)
                                               ==============    ==============     ==============    ==============


Net income (loss) per weighted
 average share                                 $         (.00)   $          .00     $          .00
                                               ==============    ==============     ==============


Weighted average number of
 common shares used to
 compute net income (loss)
 per weighted average share                         3,666,667         1,000,000          1,000,000
                                               ==============    ==============     ==============



                       See Notes to Financial Statements.

                        FORLINK SOFTWARE CORPORATION INC.
                          (A Development Stage Company)
                            (Formerly Why Not?, Inc.)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                Common Stock                   Additional          Stock              During
                                              Par Value $0.001                   Paid-in       Subscription         Development
                                         Shares              Amount              Capital        Receivable             Stage
                                    -----------------  ------------------  ---------------   -----------------  ------------------
Balances at 1/7/86
   (Date of inception)                              0  $                0  $             0   $               0  $                0
   Issuance of common stock
     (restricted) at $.002 per
     share at 1/7/86                        1,000,000               1,000            1,000
   Net loss for period                                                                                                      (1,950)
                                    -----------------  ------------------  ---------------   -----------------  ------------------
Balances at 12/31/86                        1,000,000               1,000            1,000                   0              (1,950)
   Net loss for year                                                                                                           (10)
                                    -----------------  ------------------  ---------------   -----------------  ------------------
Balances at 12/31/87                        1,000,000               1,000            1,000                   0              (1,960)
   Net loss for year                                                                                                           (10)
                                    -----------------  ------------------  ---------------   -----------------  ------------------
Balances at 12/31/88                        1,000,000               1,000            1,000                   0              (1,970)
   Net loss for year                                                                                                           (10)
                                    -----------------  ------------------  ---------------   -----------------  ------------------
Balances at 12/31/89                        1,000,000               1,000            1,000                   0              (1,980)
   Net loss for year                                                                                                           (10)
                                    -----------------  ------------------  ---------------   -----------------  ------------------
Balances at 12/31/90                        1,000,000               1,000            1,000                   0              (1,990)
   Net loss for year                                                                                                           (10)
                                    -----------------  ------------------  ---------------   -----------------  ------------------
Balances at 12/31/91                        1,000,000               1,000            1,000                   0              (2,000)
   Net income for year                                                                                                           0
                                    -----------------  ------------------  ---------------   -----------------  ------------------
Balances at 12/31/92                        1,000,000               1,000            1,000                   0              (2,000)
   Net income for year                                                                                                           0
                                    -----------------  ------------------  ---------------   -----------------  ------------------
Balances at 12/31/93                        1,000,000               1,000            1,000                   0              (2,000)
   Net income for year                                                                                                           0
                                    -----------------  ------------------  ---------------   -----------------  ------------------
Balances at 12/31/94                        1,000,000               1,000            1,000                   0              (2,000)
   Net income for year                                                                                                           0
                                    -----------------  ------------------  ---------------   -----------------  ------------------
Balances at 12/31/95                        1,000,000               1,000            1,000                   0              (2,000)
   Net income for year                                                                                                           0
                                    -----------------  ------------------  ---------------   -----------------  ------------------
Balances at 12/31/96                        1,000,000               1,000            1,000                   0              (2,000)
   Net income for year                                                                                                           0
                                    -----------------  ------------------  ---------------   -----------------  ------------------
Balances at 12/31/97                        1,000,000               1,000            1,000                   0              (2,000)
   Stock subscription                       4,000,000               4,000          271,000            (275,000)
   Net loss for year                                                                                                          (630)
                                    -----------------  ------------------  ---------------   -----------------  ------------------

Balances at 12/31/98                        5,000,000  $            5,000  $       272,000   $        (275,000) $           (2,630)
                                    =================  ==================  ===============   =================  ==================

                       See Notes to Financial Statements.

                        FORLINK SOFTWARE CORPORATION INC.
                          (A Development Stage Company)
                            (Formerly Why Not?, Inc.)
                            STATEMENTS OF CASH FLOWS



                                                                                                          1/7/86
                                                                                                         (Date of
                                                                 Years ended December 31,              Inception) to
                                                    1998              1997               1996            12/31/98
                                               --------------    --------------     --------------    --------------
OPERATING ACTIVITIES
   Net income (loss)                           $         (630)   $            0     $            0    $       (2,630)
   Adjustments to reconcile net
     income (loss) to cash used
     by operating activities:
       Amortization                                         0                 0                  0                50
       Change in accounts payable                         630                 0                  0               630
                                               --------------    --------------     --------------    --------------

                           NET CASH USED BY
                       OPERATING ACTIVITIES                 0                 0                  0            (1,950)

INVESTING ACTIVITIES
   Organization costs                                       0                 0                  0               (50)
                                               --------------    --------------     --------------    --------------

                           NET CASH USED BY
                       INVESTING ACTIVITIES                 0                 0                  0               (50)

FINANCING ACTIVITIES
   Proceeds from sale of
    common stock                                            0                 0                  0             2,000
                                               --------------    --------------     --------------    --------------

                       NET CASH PROVIDED BY
                       FINANCING ACTIVITIES                 0                 0                  0             2,000
                                               --------------    --------------     --------------    --------------

                           INCREASE IN CASH
                       AND CASH EQUIVALENTS                 0                 0                  0                 0
   Cash and cash equivalents
   at beginning of year                                     0                 0                  0                 0
                                               --------------    --------------     --------------    --------------

                    CASH & CASH EQUIVALENTS
                             AT END OF YEAR    $            0    $            0     $            0    $            0
                                               ==============    ==============     ==============    ==============




                       See Notes to Financial Statements.

                        FORLINK SOFTWARE CORPORATION INC.
                          (A Development Stage Company)
                            (Formerly Why Not?, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998


NOTE 1:         SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
                Accounting Methods:
                The Company recognizes income and expenses based on the accrual method of accounting.

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

                At December 31, 1998 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $2,630 which expires as follows:

                      Year Ended                Expires                Amount

                   December 31, 1986       December 31, 2001       $    1,950
                   December 31, 1987       December 31, 2002               10
                   December 31, 1988       December 31, 2003               10
                   December 31, 1989       December 31, 2004               10
                   December 31, 1990       December 31, 2005               10
                   December 31, 1991       December 31, 2006               10
                   December 31, 1998       December 31, 2018              630
                                                                   ----------
                                                                   $    2,630
                                                                   ==========


NOTE 2:         DEVELOPMENT STAGE COMPANY
                The Company was incorporated under the laws of the State of Utah on January 7, 1986 as Why Not?, Inc. and has been in the development stage since incorporation. On December 30, 1993, the Company was dissolved as a Utah corporation and reincorporated as a Nevada corporation. In December, 1998 the name was changed to Light Energy Management, Inc. and in December, 1999 the name was changed to Forlink Software Corporation Inc.

NOTE 3:         CAPITALIZATION
                On the date of incorporation, the Company sold 1,000,000 shares of its common stock to Capital General Corporation for $2,000 cash for an average consideration of $.002 per share. The Company's authorized stock includes 100,000,000 shares of common stock at $.001 par value. On May 1, 1998 4,000,000 shares of stock were issued to Harrop and Co. in exchange for all of the outstanding common stock of Teknocapital Finance, Ltd. ("Tekno"). It was the intent that the Company and Tekno would merge. When Tekno was unable to produce financial records, the transaction was modified whereby the Company would receive cash of $275,000 rather than the shares of Tekno. The $275,000 is reflected in the equity section at December 31, 1998 as the cash was not received prior to December 31, 1998.

                        FORLINK SOFTWARE CORPORATION INC.
                          (A Development Stage Company)
                            (Formerly Why Not?, Inc.)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                December 31, 1998

NOTE 4:         RELATED PARTY TRANSACTIONS
                The Company neither owns or leases any real property. Office services thru May 1, 1998 were provided, without charge, by Capital General Corporation. Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5:         SUBSEQUENT EVENTS
                On November 3, 1999, the Company entered into a Plan of Reorganization with Beijing Forlink Software Technology Co. Ltd. ("Beijing"). The Company issued 20,000,000 shares of its restricted common stock to acquire 100% of the outstanding common stock of Beijing. After the transaction, the Beijing shareholders own 80% of the outstanding common stock of the Company. At the same time, three new directors were elected.

                The Company is in the process of obtaining audited financial statements and pro forma information for Beijing.