Form 10QSB
period 1999-03-31
FORLINK SOFTWARE CORP INC
filed 2000-01-21
CIK 866458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1999
                               -----------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-11
                    ---------------

                       FORLINK SOFTWARE CORPORATION, INC.
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                          87-0438458
--------------------------------------------        -------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer
 or organization)                                    Identification Number)


   P.O. Box 60, Collex/Geneva, Switzerland                       CH1239
-----------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Issuer's telephone number, including area code     011-41-22-900-0000
                                               ----------------------

         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [] Yes [X] No

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

             Class                        Outstanding as of November 21, 1999
------------------------------------      -----------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK               25,000,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity (deficit) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company has had no operational history and has yet to engage in business of any kind through March 31, 1999. The Company is currently operating a new line of business as disclosed in its 8-K filing of November 24, 1999 which is incorporated herein by this reference.

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

State of Readiness

         The Company does not anticipate any problems in dealing with year 2000 issues. All of the Company's computer systems have been acquired within the last year and are year 2000 compliant. In this regard, the Company uses computers
(PCs) owned by management. All such systems have computer processors capable of properly recognizing dates past 1999. The Company's computer systems are used primarily for word processing, bookkeeping and Internet communications. The Company keeps current with all updates and revisions of all software used in connection with the Company's business. The Company's current word processing, accounting and Internet communications software is year 2000 compliant. From an internal standpoint, the Company is year 2000 ready. Indeed, the Company has made the year 2000 transition without any problems.

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

                           PART II - OTHER INFORMATION

Item     6. Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  99.1 Financial Statements as of March 31, 1999
                  27 Financial Data Schedule

         (b)      Reports on Form 8-K
                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             FORLINK SOFTWARE CORPORATION, INC.



Dated:   January 21, 2000
                                             Michael J.A. Harrop, Director

                       FORLINK SOFTWARE CORPORATION, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                  March 31,                December 31,
                                                                                    1999                       1998
                                                                                 (Unaudited)                 (Audited)
                                                                           ----------------------    ---------------------
ASSETS
   CURRENT ASSETS
     Cash in bank                                                          $                    0    $                   0
                                                                           ----------------------    ---------------------

                                                   TOTAL CURRENT ASSETS                         0                        0

OTHER ASSETS
   Organization costs                                                                           0                        0
                                                                           ----------------------    ---------------------
                                                                                                0                        0
                                                                           ----------------------    ---------------------

                                                                           $                    0    $                   0
                                                                           ======================    =====================

LIABILITIES & EQUITY (DEFICIT)
   CURRENT LIABILITIES
     Accounts payable                                                      $                    0    $                 630
                                                                           ----------------------    ---------------------

                                              TOTAL CURRENT LIABILITIES                         0                      630

   STOCKHOLDERS' EQUITY (DEFICIT)
     Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding 5,000,000 shares                                              5,000                    5,000
     Additional paid-in capital                                                           272,630                  272,000
     Stock subscription receivable                                                       (275,000)                (275,000)
     Deficit accumulated during the development stage                                      (2,630)                  (2,630)
                                                                           ----------------------    ---------------------

                                   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                         0                     (630)
                                                                           ----------------------    ---------------------

                                                                           $                    0    $                   0
                                                                           ======================    =====================

                       FORLINK SOFTWARE CORPORATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                           1/7/86
                                                                     Three Months Ended                   (Date of
                                                                          March 31,                     inception) to
                                                                   1999               1998                 3/31/99
                                                            -----------------   -----------------  -----------------------
Net sales                                                   $               0   $               0  $                     0
Cost of sales                                                               0                   0                        0
                                                            -----------------   -----------------  -----------------------

                                              GROSS PROFIT                  0                   0                        0

General and administrative expenses                                         0                   0                    2,630
                                                            -----------------   -----------------  -----------------------

                                                  NET LOSS  $               0   $               0  $                (2,630)
                                                            =================   =================  =======================

Net income (loss) per weighted
   average share                                            $             .00   $             .00
                                                            =================   =================

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share                                5,000,000           1,000,000
                                                            =================   =================


                       FORLINK SOFTWARE CORPORATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                        1/7/86
                                                                                                       (Date of
                                                                  Three Months Ended March 31,       Inception) to
                                                                     1999              1998             3/31/99
                                                               ---------------    ---------------  ----------------
OPERATING ACTIVITIES
  Net (loss)                                                   $             0    $             0  $         (2,630)
  Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Amortization                                                          0                  0                50
  Change in accounts payable                                              (630)                 0                 0
                                                               ---------------    ---------------  ----------------
                                               NET CASH USED
                                     BY OPERATING ACTIVITIES              (630)                 0            (2,580)

INVESTING ACTIVITIES
  Organization costs                                                         0                  0               (50)
                                                               ---------------    ---------------  ----------------

                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES                 0                  0               (50)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                         0                  0             2,000
  Capital contributed                                                      630                  0               630
                                                               ---------------    ---------------  ----------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES               630                  0             2,630
                                                               ---------------    ---------------  ----------------

                                            INCREASE IN CASH
                                        AND CASH EQUIVALENTS                 0                  0                 0

Cash and cash equivalents at beginning of year                               0                  0                 0
                                                               ---------------    ---------------  ----------------

                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $             0    $             0  $              0
                                                               ===============    ===============  ================