Form 10QSB
period 1999-06-30
FORLINK SOFTWARE CORP INC
filed 2000-01-21
CIK 866458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1999
                               ----------------

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

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity (deficit) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company has had no operational history and has yet to engage in business of any kind through June 30, 1999. The Company is currently operating a new line of business as disclosed in its 8-K filing of November 24, 1999 which is incorporated herein by this reference.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  99.1 Financial Statements as of June 30, 1999
                  27 Financial Data Schedule

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



Dated:   January 21, 2000
                                        Michael J.A. Harrop, Director

                       FORLINK SOFTWARE CORPORATION, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                  June 30,                 December 31,
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
                                                                           ======================    =====================


                       FORLINK SOFTWARE CORPORATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                      1/7/86
                                                        Three Months Ended              Six Months Ended             (Date of
                                                             June 30,                       June 30,               inception) to
                                                        1999           1998           1999            1998            6/30/99
                                                   -------------  --------------  -------------  -------------  ------------------
Net sales                                          $           0  $            0  $           0  $           0  $                0
Cost of sales                                                  0               0              0              0                   0
                                                   -------------  --------------  -------------  -------------  ------------------

                                     GROSS PROFIT              0               0              0              0                   0

General and administrative expenses                            0               0              0              0               2,630
                                                   -------------  --------------  -------------  -------------  ------------------

                                         NET LOSS  $           0  $            0  $              $              $           (2,630)
                                                   =============  ==============  =============  =============  ==================

Net income (loss) per weighted
   average share                                   $         .00  $          .00  $         .00  $         .00
                                                   =============  ==============  =============  =============

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share                   5,000,000       3,666,667      5,000,000      2,333,333
                                                   =============  ==============  =============  =============


                       FORLINK SOFTWARE CORPORATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                        1/7/86
                                                                        Six Months Ended               (Date of
                                                                            June 30,                 Inception) to
                                                                     1999              1998             6/30/99
                                                               ---------------    ---------------  ----------------
OPERATING ACTIVITIES
  Net (loss)                                                   $             0    $             0  $         (2,630)
  Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Amortization                                                          0                  0                50
  Change in accounts payable                                              (630)                 0                 0
                                                               ---------------    ---------------  ----------------
                                               NET CASH USED
                                     BY OPERATING ACTIVITIES              (630)                 0            (2,580)

INVESTING ACTIVITIES
  Organization costs                                                         0                  0               (50)
                                                               ---------------    ---------------  ----------------

                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES                 0                  0               (50)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                         0                  0             2,000
  Capital contributed                                                      630                  0               630
                                                               ---------------    ---------------  ----------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES               630                  0             2,630
                                                               ---------------    ---------------  ----------------

                                            INCREASE IN CASH
                                        AND CASH EQUIVALENTS                 0                  0                 0

Cash and cash equivalents at beginning of year                               0                  0                 0
                                                               ---------------    ---------------  ----------------

                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $             0    $             0  $              0
                                                               ===============    ===============  ================
