Form 10KSB
period 1999-12-31
FORLINK SOFTWARE CORP INC
filed 2000-04-14
CIK 866458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

     Commission File No. 33-55254-11

                       FORLINK SOFTWARE CORPORATION, INC.
                 (Name of Small Business Issuer in its Charter)

            Nevada                            87-0438458
     ---------------------------           -------------------
    (State or other jurisdiction           (I.R.S. Employer
    of incorporation or                    Identification No.)
    organization)

 94 Rue de Lausanne, CH1202 Geneva, Switzerland              N/A
(Address of principal executive offices)                 (Zip Code)

Issuer's Telephone number:   41-22-9000000
                             -------------
Securities registered pursuant to Section 12(b) of the Act:

Title of each class  Name of each  exchange  on which  registered  Common  Stock
NASDAQ

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant=s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB of any amendment to this Form 10-KSB. [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                               Outstanding as of December 31, 1999
CLASS A COMMON STOCK                                  25,000,000

State the issuers revenue for its most fiscal year:$67,238

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

         Thereafter, the merger agreement with Teknocapital was substantially modified. Specifically, the consideration given for the issuance of the 4,000,000 shares of the Company's common stock was changed from 100% of the issued and outstanding shares of Teknocapital to the execution of promissory notes totaling $275,000 payable to the Company by Harrop & Co. With the execution of these promissory notes, the merger with Teknocapital was abandoned and the Company continued its activities as an unfunded venture in search of a suitable business acquisition or business combination. In November, 1998 the Company's name was changed to Light Energy Management, Inc. in anticipation of merging with another company. The merger did not occur, but the Company was unable to register the old name of Why Not?, Inc.

         On November 3, 1999, the Company entered into a Plan of Reorganization with Beijing Shijiyonglian Ruanjian Jishu Youxian Gongsi (Beijing Forlink Software Technology Co. Ltd, (hereinafter "BFSTC"), under the terms of which BFSTC gained control of the Company.

         Pursuant to the Plan of Reorganization, the Company acquired 100% of the issued and outstanding shares of BFSTC in exchange for 20,000,000 shares of the Company's authorized, but unissued, common stock. BFSTC is engaged in the Internet e-commerce and Internet software development business, and the Internet vertical portal business. The business of BFSTC has become the business of the Company.

(b)      Business of the Issuer

         The Company's business now is focused in two areas: (1) Building and operating an Internet destination site and E-commerce site, and (2) Developing Internet tools to help other businesses to enter E-commerce business. All of the Company's business is conducted in the People's Republic of China.

Internet Destination Site

         An Internet destination site is different from general-purpose portal site. A general-purpose portal site provides directories and search engines to help users to find information on line. Most of the portal sites also provide news and other services. A destination site, however, is focused on one sector or even one product. After analyzing China's Internet market and the development stage it was in, considering the fact that several large general purpose portal sites were already in place, BFSTC chose to set up a software destination site, Softhouse (www.softhose.com.cn), as its first destination site. The Company plans to develop more destination sites later. It has chosen to start with the software sector because: (1) China's software development was one step behind other developed countries; (2) most of the Chinese Internet users were interested in gaining access to new software; (3) none of the existing software sites in China were advanced enough to meet users demand; and, (4) BFSTC's software engineers had been in the software business for many years and know the software market well.

Softhouse

         Softhouse hosts software information, online software sales, online software auctions, free software downloading and software forums. Softhouse sells over 10,000 domestic software titles, and provides detailed product introduction and links to software vendors.

Software Information

         At Softhouse, users can get timely software information from around the world, such as sector news, software company news, new product introduction, upcoming product introduction, etc. Users can easily search for specific software information, price, and customer comments and suggestions.

Online Software Sales and Auction

         Softhouse sells software in two ways: online supermarket and online auction. Since BFSTC will sell to the end users directly online, no storefront rental will be paid and inventory is kept low. In fact, some orders are shipped to customers by the software vendors directly. Management expect that such cost savings will make the Company's prices competitive. Online sales remove space and time restrictions so that the Company can sell to customers worldwide 24 hours a day, 7 days a week. There are over 10,000 software titles available, which include almost all titles available in China. Customers can quickly find the software title they are looking for via category search or multiple keyword rapid search. The Company believes that these advantages over traditional sales channels make Softhouse attractive to consumers.

         Online auction is another sales model that brings customers and vendors closer to each other. There are new titles on auction every day, with a starting bid of 1 Yuan. The auction not only attracts customer participation, it also provides vendors with reference on how their software should be priced in the future.

Free Software Downloading

         Free software attracts a lot of users to Softhouse. There are many organizations and individuals providing free software downloading. The Company tries to collect as many titles as possible. There are over 8000 titles of free software available on Softhouse right now and the number is increasing at about 100 titles per day. The Company provides category search and multiple keyword rapid search to help users find the software title they are looking for quickly and conveniently.

Software Forum

         Software Forum is site maintained by the Company for users to communicate with each other, publish suggestions, tips and information, look for help and help others. Forums are categorized according to software category. Users can also open up new forums according to their own interests. The Company's goal is to build Software Forum as a virtual community to attract more users. More visitors to the Company's site will bring more value to the site.

Software Publishing

         Traditional methods of software publishing are costly and time consuming. Publishing new products on the Internet is much faster and cheaper. The Company hopes that Softhouse will become China's online software publishing platform, where vendors will be able to quickly present their new products to larger numbers of software users with very little advertising cost.

         The Company's strategy for Softhouse is to provide top quality service and attract large number of visitors so revenue can be generated through both online sales and online advertising.

Internet Tools

         BFSTC has developed its own Internet tool product line: a carrier scale electronic messaging system For-mail and an enterprise E-commerce system For E-Business. Both products have been successfully implemented by customers. For-Mail has been deployed to provide free e-mail service on one of a high profile portal sites in China, www.tonghua.com.cn. Users have praised the system as fast, stable, and easy to use. For-Business has been successfully running on the site owned by one of the largest Chinese computer company, Legend, and one Japanese giant, Toshiba: www.ltclub.legend.com.cn.

For-Mail V3.0

         For-Mail is a large scale messaging system, designed for ISPs, free e-mail service providers and other companies which need a scalable, stable, administrable e-mail system. It runs on UNIX or LINUX platforms. Unlike other email systems, such as sendmail, For-Mail e-mail has a WEB MAIL subsystem. E-mail users can complete their e-mail operation on their browser.

For-Business

         For-Business is a complete E-commerce system that runs on UNIX or LINUX platforms. It is clean and requires little data transfer. It is also secure, stable and scalable. It has a friendly user interface and supports remote maintenance. For-Business has the follow subsystems:

      Product registry;
      Product search;
      Online shopping;
      Order sheet inquiring online; Administration system; Supplier inquiring; Dealer support system; Product release system; Post-sale service and support.

Market Environment:  The Number of Internet Users in China

         The size of the Company's market depends on the number of users in China. According to the China Internet Network Information Center statistics, the number of Internet users in China was 670,000 in December 1997. The number reached 2,100,000 by the end of 1998. In June 1999, that number surged to 4,000,000. Although this number is still relatively small, it is increasing at the rate of 200% per year, though there obviously is no assurance that it will continue to increase at that rate in the future. It is estimated that by the end of the year 2000, the number of Internet users in China will reach 15,000,000.

Online Payment

         The success of online software sales also depends on the availability of secure, convenient, online payment services. Chinese banks are implementing online payment systems. China Merchant Bank, Bank of China, and China Construction Bank have started providing Internet online payment services. It is the Company's understanding that by early 2000, an authorizing center, led by the Bank of China, with the participation of 11 major Chinese banks, will be online.

Delivery

         Presently there are several ways for delivering an order to a customer.

   1) Postal service. It is cheap (usually 10 Yuan for delivering a software CD or diskette), but it is slow (usually takes 3 to 10 days).

   2) EMS and other express delivery. It is fast (usually 1 to 4 days), but it is more expensive (usually 30 Yuan).

   3) Delivery provided by the Company. Within the Beijing city limit, software can be delivered to the customer the same day for free. As more warehouses are established in other cities, it is expected that the same service will be available in other cities, too. Currently, the Company has no such warehouses.

Competitive Analysis

Competition to Softhouse (www.software.com.cn)

         As a software E-commerce site, Softhouse's main competitor is Lian Bang Software Co. Lian Bang is one of China's largest software sales chain. It understands the software market well and has good software sales experience. It also has well established relations with software vendors. However, its online sales competes with its own software retail chain. And the Company perceives that Lian Bang lacks Internet technical personnel which limits its ability to further develop on the Internet.

         Lian Bang's 8848.net is an E-commerce site. It not only sells software, it also sells hardware, books and even food. On the other hand, Softhouse is a software destination site. It focuses on the software business and tries to establish a software online community. The Company's theme and direction is different from that of Lian Bang.

         Major Chinese portal sites such as Sohu, Sina.com and Netease.com may compete with Softhouse for advertising clients. But since Softhouse will be mainly targeting a specific group of advertising clients, namely clients in the software sector, the Company hopes to limit competition from these portal sites.

Competition in the Internet Tool Market

         There are two Chinese companies that have the products similar to the Company's Carrier Scale Electronic Messaging (E-mail) System: Netease and Asiainfo.

         Netease is the first company in China to develope a large scale e-mail server system and currently has the largest market share in China. But the Company perceives that Netease's e-mail server has problems in its system design that make it hard for that system to handle more than 300,000 users. The
Company's For-Mail system can easily handle over one million users. Also, Netease has started to provide free e-mail service and may no longer put a lot of effort into the e-mail system development.

         Asiainfo's e-mail server is based on a very expensive hardware system, while For-Mail can run on a wide range of machines, from PC servers to high end servers.

         The main competitor in the US market would be software.com. The Company's For-Mail is comparable to software.com's products, yet management believes For- Mail's price can be set at less than half of software.com's prices.

E-commerce system

         Right now there is no well known E-commerce system in the Chinese market. There are many E-commerce solution providers in the US and international markets. Those easy to use, wizard-driven catalog builders for small business sell for as low as $399. The more sophisticated ones (those that are comparable to For- Business in features), designed for the large enterprise and for more serious e- commerce applications, sell for more than $3,000 for single storefront license and over $6,000 for multiple storefront license. Again, with the Company's low labor cost, For-Business can be marketed at a price that is much lower than the price of comparable products.

(2)      Status of Publicly Announced New Products or Services

         On November 24, 1999, the Company filed a Form 8-K which described the Bejing Forlink/Light Energy transaction. The terms of the reorganization which took place as a result of this transaction were outlined in that Form 8-K filing, the narrative of which is incorporated herein by this reference.

(3)      Effect of Governmental Approval and Regulation

         The company is subject to various laws and governmental regulations applicable to business generally. The Company believes it is in compliance with such laws and that such laws do not have a material impact on its operations.

(4)     Cost of Environmental Regulation

         The Company anticipates that it will have no material costs associated with compliance with either federal, state or local environmental law.

(5)     Employees

         The Company currently has approximately 32 full time employees.

--------------------------------------------------------------------------------
                        ITEM 2. DESCRIPTION OF PROPERTY
--------------------------------------------------------------------------------


         (1) Principal Plants and Property and Description of Real Estate and Operating Data.

         The Company currently rents its facilities in Beijing, China. Its facilities are located at Baihua Kejiyuan B3, Baishiqiao Road No. 15, Haidian District, Beijing, China. The Company has a one-year lease on this facility running from December 8, 1999 to December 7, 2000.

         (2) Investment Policies

         The Company has no particular policy regarding each of the following types of investments:

       (1)    Investments in real estate or interests in real estate;

       (2)    Investments in real estate mortgages; or,

       (3) Securities of or interests in entities primarily engaged in real estate activities.

--------------------------------------------------------------------------------
                           ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         There are no pending legal proceedings involving the Company.

--------------------------------------------------------------------------------
           ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         The Company did not submit any matter to a vote of the shareholders in 1999. All action taken by shareholders in 1999 was taken via written consent of a majority of shareholders as provided for under the laws of the State of Utah.

                                     PART II

--------------------------------------------------------------------------------
        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

         The Common Stock of the Company is currently trading on the Over The Counter Bulletin Board system under the symbol "FRLK". Prior to November of 1999, the Company traded under the symbol "YNOT".

         The following table sets forth the range of high and low bid prices for the Company's Common Stock for each quarterly period indicated as reported by the NASDAQ's Historical Research Department. Quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual trades.

                                                        Common Stock



         Quarter Ended                      High Bid                   Low Bid
         -------------                      --------                   -------
         March 31, 2000                     $23.50                      $7.25
         December 31, 1999                  $8.125                      $0.0313
         September 30, 1999                 $0.1                        $0.02
         June 30, 1999                      $0.09                       $0.05
         March 31, 1999                     $2.00                       $0.035
         December 31, 1998                  $0.7                        $0.875
         September 30, 1998                 $0.19                       $0.22
         June 30, 1998                      $0.625                      $0.875

         Holders

         On March 31, 2000 there were 25,000,000 shares of the Company's common stock outstanding.

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

Plan of Operation

         During the year 2000 the Company intends to expand its operations as a computer software provider. Management plans to establish the Company's internet infrastructure, including the acquisition and installation of appropriate computer equipment, as well establish a program for the promotion of the Company's services. Mangement has established a budget of $2,500,000 for its operations in 2000.

         Management anticipates that the acquisitions and installation of equipment and establishment of a promotion program will be paid for from funds the Company will receive from planned business combinations or financing arrangements the Company already has made. The Company presently is attempting to raise $2,000,000 from the sale of Company's stock. Additional capital needs will be met either through additional sales of the Company's stock or through generated revenues from the Company's operations. It is possible that the Company will be unable to sell such stock and that it may not receive such funds, in which case the Company's plans to install its computer systems and promote its business will be postponed and may not occur unless substitute funding can be obtained. The Company's current cash on hand is insufficient to meet the Company's capital needs for the next 12 months.

         In the event the Company does not obtain the planned funding, management intend to pursue business combinations with other companies within the computer industry in China. Management believes that such combinations will allow the Company to continue its operations until adequate funding is available for the Company's independent operations. Of course, the ability of the Company to enter into such combinations is contingent upon management's ability to locate a suitable business partner and negotiate an acceptable arrangement for a business combination.

--------------------------------------------------------------------------------
                          ITEM 7. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                       7

                       Forlink Software Corporation, Inc.

                       (Formerly known as Why Not?, Inc.)

               Report of Independent Certified Public Accountants
                      and Consolidated Financial Statements
                           December 31, 1999 and 1998

                       Forlink Software Corporation, Inc.

                       (Formerly known as Why Not?, Inc.)

                   Index To Consolidated Financial Statements
                                                                                                    Pages
                                                                                                    -----

Report of Independent Certified Public Accountants                                                    1

Consolidated Balance Sheets                                                                           2

Consolidated Statements of Operations                                                                 3

Consolidated Statements of Stockholders' Equity                                                       4

Consolidated Statements of Cash Flows                                                                 5

Notes to Consolidated Financial Statements                                                          6 - 10

               Report of Independent Certified Public Accountants

To the Board of Directors of
Forlink Software Corporation, Inc.
(Formerly known as Why Not?, Inc.)


We have audited the accompanying consolidated balance sheets of Forlink Software Corporation, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999 and the period from inception (November 11, 1998) to December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forlink Software Corporation, Inc. as of December 31, 1999 and 1998 and the results of its consolidated operations and cash flows for the year ended December 31, 1999 and the period from inception (November 11, 1998) to December 31, 1998, in conformity with generally accepted accounting principles in the United States of America.

/s/BDO International
--------------------
BDO International
Certified Public Accountants

Hong Kong,
February 21, 2000

                       Forlink Software Corporation, Inc.

                       (Formerly known as Why Not?, Inc.)

                           Consolidated Balance Sheets

(Expressed in US Dollars)
                                                             December 31,  December 31,
                                                               1999           1998
                                                            ------------  ------------
ASSETS

Current assets

  Cash and cash equivalents                                  $ 856,233     $  88,964
  Accounts receivable                                            1,690          --
  Other receivables, deposits and prepayments                   17,044            28
  Inventories (Note 4)                                          34,286          --
                                                             ---------     ---------

  Total current assets                                         909,253        88,992

Plant and equipment, net (Note 5)                               43,792        30,082
                                                             ---------     ---------

Total assets                                                 $ 953,045     $ 119,074
                                                             =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Amounts due to stockholders (Note 6)                       $ 120,773     $    --
  Other payables and accrued expenses (Note 7)                 560,476         4,720
  Other taxes payable (Note 8)                                   1,100            28
                                                             ---------     ---------

  Total current liabilities                                    682,349         4,748
                                                             ---------     ---------

Commitments and contingencies (Note 9)

Stockholders' equity
  Common stock, par value $0.001 per share;
    100,000,000 shares authorized; 25,000,000 and
    20,000,000 shares issued and outstanding, respectively      25,000        20,000
  Additional paid-in capital                                   250,630       100,773
  Accumulated losses                                            (4,934)       (6,447)
                                                             ---------     ---------

  Total stockholders' equity                                   270,696       114,326
                                                             ---------     ---------

Total liabilities and stockholders' equity                   $ 953,045     $ 119,074
                                                             =========     =========

          See accompanying notes to consolidated financial statements.

                       Forlink Software Corporation, Inc.

                       (Formerly known as Why Not?, Inc.)

                      Consolidated Statements of Operations

(Expressed in US Dollars)

                                                                    Period from
                                                                     inception
                                                     Year ended    (November 11,
                                                    December 31,       1998) to
                                                        1999        December 31,
                                                                       1998
                                                   ------------    ------------

Net sales                                          $     67,238    $       --

Cost of sales                                           (17,200)           --
                                                   ------------    ------------

Gross profit                                             50,038            --

Selling expenses                                         (8,992)           --

General and administrative expenses                     (40,975)         (6,447)
                                                   ------------    ------------

Operating income/(loss)                                      71          (6,447)

Other income, including interest of $1,432                1,442            --
                                                   ------------    ------------

Income/(loss) before income tax                           1,513          (6,447)

Provision for income tax (Note 10)                         --              --
                                                   ------------    ------------

Net income/(loss)                                  $      1,513    $     (6,447)
                                                   ============    ============

Earnings/(loss) per share - basic and diluted      $       --      $       --
                                                   ============    ============

Weighted average common shares

  outstanding - basic and diluted                    20,833,000      20,000,000
                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                       Forlink Software Corporation, Inc.

                       (Formerly known as Why Not?, Inc.)

          Consolidated Statements of Stockholders' Equity (Deficiency)

(Expressed in US Dollars)



                                  Common Stock

                         --------------------------
                          Number                     Additional                                       Total
                            of                        Paid-in      Subscription    Accumulated     Stockholders'
                          Shares        Amount        Capital      Receivable        Losses           Equity
                         ----------    ----------    -----------   ------------    ------------    -------------
Balance,
  November 11, 1998          -         $    -        $   -         $     -         $    -          $     -

Issuance of common
  stock to BFST

  stockholders           20,000,000       20,000        100,773         -               -               120,773

Net loss                     -             -             -              -               (6,447)          (6,447)
                         ----------    ----------    -----------   ------------    ------------    -------------

Balance,
  December 31, 1998      20,000,000       20,000        100,773         -               (6,447)         114,326

Return of capital to
  BFST stockholders          -             -           (120,773)        -               -              (120,773)

Issuance of common
  stock in connection
  with reverse
  acquisition   (Note     5,000,000        5,000        270,630       (275,000)         -                   630
1)

Payment of
  subscription

  receivable (Note 3)        -             -             -             275,000          -               275,000

Net income                   -             -             -              -                1,513            1,513
                         ----------    ----------    -----------   ------------    ------------    -------------

Balance,
  December 31, 1999      25,000,000    $  25,000     $  250,630    $    -          $    (4,934)    $    270,696
                         ==========    ==========    ===========   ============    ============    =============

          See accompanying notes to consolidated financial statements.

                       Forlink Software Corporation, Inc.

                       (Formerly known as Why Not?, Inc.)

                      Consolidated Statements of Cash Flows

                Increase/(Decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)
                                                                   Period from
                                                                     inception
                                                      Year ended   (November 11,
                                                      December 31,     1998) to
                                                         1999       December 31,
                                                                       1998
                                                       ---------    ---------
Cash flows from operating activities
  Net income/(loss)                                    $   1,513    $  (6,447)
     Adjustments to reconcile net income
      to net cash provided by operating activities
    Depreciation of plant and equipment                    4,773         --
    Changes in:
      Accounts receivable                                 (1,690)        --
      Other receivables, deposits and prepayments        (17,016)         (28)
      Inventories                                        (34,286)        --
      Other payables and accrued expenses                 55,756        4,720
      Other taxes payable                                  1,072           28
                                                       ---------    ---------
Net cash provided by/(used in) operating activities       10,122       (1,727)
                                                       ---------    ---------

Cash flows from investing activities
  Acquisition of plant and equipment                     (18,483)     (30,082)
  Acquisition of a subsidiary                               --        120,773
                                                       ---------    ---------
Net cash provided by/(used in) investing activities      (18,483)      90,691
                                                       ---------    ---------

Cash flows from financing activities
  Payment of common stock subscription receivable        275,000         --
  Monies received from a potential investor              500,000         --
  Capital contribution by a stockholder                      630         --
                                                       ---------    ---------
Net cash provided by financing activities                775,630         --
                                                       ---------    ---------
Net increase in cash and cash equivalents                767,269       88,964

Cash and cash equivalents at beginning of year            88,964         --
                                                       ---------    ---------
Cash and cash equivalents at end of year               $ 856,233    $  88,964
                                                       =========    =========

          See accompanying notes to consolidated financial statements.

                       Forlink Software Corporation, Inc.

                       (Formerly known as Why Not?, Inc.)

                   Notes To Consolidated Financial Statements

(Expressed in US Dollars)


Note 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Beijing Forlink Software Technology Co., Ltd. ("BFST") was established in the People's Republic of China (the "PRC") on November 11, 1998 as a limited liability company. It commenced operations in May 1999 and is engaged in the provision of E-commerce and internet information services and the development and sales of internet software in the PRC.

On November 3, 1999, 100% of the common stock of BFST was acquired by Light Energy Management, Inc. ("LEM"), in exchange for 20,000,000 shares of LEM's $0.001 par value common stock, plus a cash consideration of Renminbi (RMB) 1,000,000. For accounting purposes, the acquisition has been treated as the acquisition of LEM by BFST with BFST as the acquirer (reverse acquisition). The historical financial statements prior to November 3, 1999 are those of BFST. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of BFST.

LEM was initially incorporated in the State of Utah on January 7, 1986, under the name of Why Not?, Inc. ("Why Not"). On December 30, 1993, Why Not was dissolved as a Utah corporation and re-incorporated as a Nevada corporation. In December 1998, Why Not changed its name to Light Energy Management, Inc. On December 6, 1999, LEM changed its name to Forlink Software Corporation, Inc.

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of the Company and its wholly owned subsidiary, BFST. All material intercompany transactions have been eliminated.

Foreign Currency Translation and Transactions

The functional currency of the Company is US$ and the financial records are maintained and the financial statements prepared in US$. The functional currency of BFST is RMB and the financial records are maintained and the financial statements prepared in RMB.

Foreign currency transactions during the year are translated into US$ at the exchange rates ruling at the transaction dates. Gain and loss resulting from foreign currency transactions are included in the statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into US$ at year end exchange rates. When assets, liabilities and equity denominated in RMB are translated into US$, translation adjustments are included as a component of stockholders' equity.

Exchange rates between US$ and RMB are fairly stable during the period presented. The rates ruling as of December 31, 1998 and 1999 are US$1 : RMB8.27 and US$1 : RMB8.28, respectively. Due to the stability of the exchange rates, there were no net adjustments in stockholders' equity.

                       Forlink Software Corporation, Inc.

                       (Formerly known as Why Not?, Inc.)

                   Notes To Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES (Cont'd)

Revenue Recognition

Revenue from the sale of software is recognized when title of goods sold has passed to the buyers, which is usually at the time of delivery.

Revenue from the provision of internet information services is recognized when the relevant services are provided.

Inventories

Inventories are stated at the lower of cost or market. Cost of raw materials includes cost of purchase computed using the first-in-first-out method; cost of work-in-progress and finished goods includes cost of materials, direct labor and an appropriate proportion of production overheads that have been incurred in bringing the inventories to their present location and condition. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business after the balance sheet date or to management estimates based on prevailing market conditions.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Plant, Equipment and Depreciation

Plant and equipment are stated at cost. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follows:

                                                          Estimated
                                                         useful life
                                                          (in years)
                                                       --------------

Computer equipment                                           5
Office equipment                                             5
Motor vehicle                                                5

Maintenance, repairs and minor renewals are charged directly to the statement of operations as incurred. Additions and betterments to plant and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the statement of operations.

                       Forlink Software Corporation, Inc.

                       (Formerly known as Why Not?, Inc.)

                   Notes To Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES (Cont'd)

Long-lived Assets

The Company and BFST periodically review their long-lived assets for impairment based upon the estimated future cash flows expected to result from the use of the asset and its eventual disposition. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the asset is written down to its net realizable value.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. Under SFAS No. 109, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Net Loss Per Common Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash, accounts receivable and other payables and accrued expenses approximate their fair values as of December 31, 1999 and 1998 because of the relatively short-term maturity of these instruments.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       Forlink Software Corporation, Inc.

                       (Formerly known as Why Not?, Inc.)

                   Notes To Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES (Cont'd)

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Based on its current and planned future activities relative to derivative instruments, the Company believes that the adoption of SFAS No. 133 will not have a significant effect on its financial statements.

NOTE 3 - SUBSCRIPTION RECEIVABLE

This represents subscription monies receivable in connection with the private placement of 4,000,000 shares of common stock of LEM prior to the reverse acquisition of BFST.

NOTE 4 - INVENTORIES

                                                     December 31,   December 31,
                                                        1999          1998
                                                      -------        -------

Raw materials                                         $   892        $  --
Work-in-progress                                       33,394           --
Finished goods                                           --             --
                                                      -------        -------

                                                      $34,286        $  --
                                                      -------        -------

NOTE 5 - PLANT AND EQUIPMENT, NET
                                                    December 31,    December 31,
                                                        1999           1998
                                                      -------        -------

Computer equipment                                    $27,734        $10,386
Office equipment                                        2,046            877
Motor vehicle                                          18,785         18,819
                                                      -------        -------

                                                       48,565         30,082
Less: Accumulated depreciation                          4,773           --
                                                      -------        -------

                                                      $43,792        $30,082
                                                      =======        =======

                       Forlink Software Corporation, Inc.

                       (Formerly known as Why Not?, Inc.)

                   Notes To Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 6 - AMOUNTS DUE TO STOCKHOLDERS

The amounts represent cash consideration payable to the original investors of BFST in connection with the reverse acquisition of BFST by the Company. These investors became the major stockholders of the Company following the reverse acquisition.

NOTE 7 - SUBSEQUENT EVENT

The Company is presently attempting to raise $2,000,000 through the sale of 200,000 shares of its common stock. The investors will also receive warrants to purchase 200,000 shares of common stock at $6.00 per share. Other payables and accrued expenses at December 31, 1999 includes $500,000 non-refundable monies received from a potential investor in this offering. Such amount will be capitalized as common stock and additional paid-in-capital when the underlying shares are actually issued.

NOTE 8 - OTHER TAXES PAYABLE

Other taxes payable comprise mainly Valued-Added Tax ("VAT") and Business Tax ("BT"). VAT is charged at a rate of 6% on the selling price of BFST's products. BT is charged at a rate of 5% on the revenue from the provision of internet information services.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

During the year ended December 31, 1999 and the period ended December 31, 1998, BFST incurred lease expenses amounting to $1,861 and $nil, respectively. As of December 31, 1999, BFST had commitments under a non-cancellable operating lease expiring within one year amounting to $26,521.

NOTE 10 - INCOME TAX

Pursuant to an approval document dated June 23, 1999 issued by the Beijing Tax Bureau, BFST, being a "New Technology Enterprise" is eligible to full exemption from PRC Corporate Income Tax for a period of 3 years commencing January 1, 1999.

No provision for income tax has been made in 1998 as BFST incurred losses during that year.

No provision for deferred taxation has been made as there is no material temporary difference at the balance sheet date.

--------------------------------------------------------------------------------
             ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

         There have been no disagreements with the Company's independent accountants over any item involving the Company's financial statements. Light Energy Management, Inc.'s independent accountant during 1998 was Smith & Company, Certified Public Accountants, 10 West 100 South, Suite 700, Salt Lake City, Utah 84101- 1554. Subsequent to that time, the Company has selected a new independent accountant. The details of that selection are described in the Company's Form 8-K filed on January 10, 2000. That 8-K filing is incorporated herein by this reference.

                                    PART III

 ------------------------------------------------------------------------------
              ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                                     CONTROL

             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
                                       ACT
--------------------------------------------------------------------------------

         (a) Directors and Executive Officers

         From November of 1999 through the end of 1999, and through the date of this Form-10KSB, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors were, and are, as follows:

     Name              Age        Position                     Period
-------------------   -----   -------------------------   ----------------------
Xiaoxia Zhao           35       President and Director     Sept. 1999 to present

Liang Che              34       Chief Executive Officer    Sept. 1999 to present
                                & Director

Jie Zhang              34       Vice President             Sept. 1999 to present

Michael J.A. Harrop    53       Director                   May 1998 to present

         The Company's directors are elected at the annual meeting of stockholders, or via an appropriate shareholder consent, and hold office until their successors are elected and qualified. The Company's officers are appointed annually by the Board of Directors and serve at the pleasure of the Board.

         (b) Business Experience:


Xiaoxia Zhao,                      Master's Degree in Computer Science
------------

Oct. 1998 - present:               Founder,  Chairman  of the  Board  and  Chief
                                   Technical Officer of the Company.

Jan. 1998 - Oct. 1998:             Vice President and Chief Technical Officer of
                                   GBS InfoTech. Co.

                                   Designed and supervised the creation of Tonghua search engine and portal site: www.tonghua.com.cn. It has become one of the most famous sites in China within half a year. Was in charge of Beijing Telecom 8188 ISP project. The site (www.cj).net.cn) has been in operation since 1998 and has become an ISP with 100 million Yuan monthly revenue. Cooperating with the Great Wall Computer Group Co., led the development of the China
                                   National          Commodity          Exchange
                                   (www.ccec.com.cn). The system is based on IBM RISC/6000, AIX and NetCommerce and has been in operation since August, 1998. Cooperating with Legend PDA network software.

Aug. 1997 - Jan. 1998:             Chief  Engineer,  Beijing  Long  Ma  Software
                                   Development Co. Ltd. In charge of technology management. In charge of system integration department. Obtained the contract to develop the first phase of the Tonghua project.

1996 - 1997:                       Yahoo!Japan  leading  engineer  In  charge of
                                   Yahoo!Japan operation and support. Cooperated
                                   with Panasonic to develop specialized search
                                   engine.  Worked with Lotus on category  and
                                   search   system   development.   Worked  with
                                   Reuters   and   Daily   News  on  news   page
                                   development.

1991 - 1996:                       System  Engineer,   Japan  Itochu  Group  CRC
                                   Research    Institute.    Developed    Itochu
                                   automobile  export system.  Itochu  financial
                                   system.   In  charge   of  Great   Wall  Unix
                                   operating system technical support.

1989 - 1991:                       Project  Manager,  China Great Wall  Computer
                                   Group  Co.   Participated   Great  Wall  Unix
                                   Chinese system development. Was in charge of Sco Xenix 2.21 - Sco Unix 3.2 Chinese system development. In charge of Great Wall Unix operating system technical support.


Liang Che,                         Master's Degree in Computer Science
----------

1998 - Present:                    Founder,   President   of  Forlink   Software
                                   Technology Co, Ltd.

1996 - 1998:                       President, Shenzhen Shen Pu Computer Co. Ltd.

                                   Developed Shanghai railway ticketing system, the largest ticketing system in China.

1992 - 1996 :                      Middle   China/South   West  China   District
                                   general manager, Legend Advanced Systems Co.,
                                   Ltd.

                                   Co-founded the Legend Advanced Systems Co., Ltd. in 1992. In 1996, the company became the largest system integrator in China with revenue exceeding $5million a year.

1989 - 1992:                       Computer sales, Shenzhen She Ge Computer Co.



Jie Zhang,                         Master's Degree in Computer Science
---------
1998 - Present:                    Founder,    Vice   President,    Manager   of
                                   Technology Development Department.

1989 - 1998:                       Senior Engineer,  South China Computer Co.
                                   In Charge of CEDGA  monitor card In charge of
                                   iron    temperature    control    ASIC   chip
                                   development.  In charge of network design for
                                   networks   composed   of  SUN,   SGI,   CISCO
                                   equipments.  In Feb.  1995 - Aug.  1996,  was
                                   sent  to  Japan  to  research   international
                                   banking software system on Fujitsu M series super computer.


1988 - 1989                        While   in   school,   participated   in  the
                                   development of the Chinese version of the Hua
                                   Sheng    Operating    System   Shell.    Also
                                   participated   in  the   development  of  the
                                   Chinese version of Unix system, which is a government funded national project.

         Michael J. A. Harrop, age 53, has been President and a Director of the Company since May 1998. Mr. Harrop was educated at Cambridge University. For the last 5 years he has been active in venture capital.

          (c)     Directors of Other Reporting Companies:

         Michael J.A. Harrop is a director of Haas Neuveux & Co., Advanced Lumitech, Inc. and Beach Couch, Inc.

         (d) Employees:

         The officers and directors who are identified above are the significant employees of the Company.

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

         (2) Any conviction in a criminal proceedings or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); except the following:

         (3) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any Court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities (except as set forth in (2) above); or

         (4) Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities laws or commodities law, and the judgment has not been reversed, suspended, or vacated (except as set forth in (2) above).

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

--------------------------------------------------------------------------------
                        ITEM 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

         Prior to the Company's combination with Beijing Forlink in 1999, the Company had not compensated its management in the last three years. However, the following table sets forth information about compensation paid to, or accrued for the benefit of the Company's officers and directors during the years ended December 31, 1999, 1998 and 1997. This information includes amounts that were paid to management of Beijing Forlink prior to the combination with the Company and amounts paid to such management after the combination. None of the Company's Executive Officers earned more than $100,000 during the years ended December 31, 1999, 1998 and 1997.

                           Summary Compensation Table


                                                           LongTerm Compensation

                                   Annual Compensation     Awards                 Payouts
  (a)                       (b)     (c)     (d)    (e)       (f)          (g)        (h)       (i)
                                                  Other

                                                  Annual  Restricted   Securities            All Other
                                                  Compen-    Stock     Underlying   LTIP      Compen-
Name and Principal                 Salary  Bonus  sation     Awards    Options/    Payouts    sation
Position                    Year    ($)     ($)     ($)     (Shares)    SARs(#)      ($)        ($)
--------------------       -----  -------  ------ ------- ----------  -----------  --------  ---------

Xiaoxia Zhao               1999   $2,905   $None  $None     None         None      $None      $None
  President and            1998   $ None   $None  $None     None         None      $None      $None
   Director                1997   $ None   $None  $None     None         None      $None      $None

Zhang Jie                  1999   $1,561    None   None     None         None       None       None
   Vice President          1998     None    None   Non      None         None       None       None
   Secretary, Direcotr     1997     None    None   None     None         None       None       None

Che Liang                  1999   $2,927   $None  $None     None         None      $None      $None
 CEO/Treasurer             1998   $ None   $None  $None     None         None      $None      $None
   Director                1997   $ None   $None  $None     None         None      $None      $None

Michael J. A. Harrop       1999   $ None   $None  $None                  None      $None      $None
Director                   1998   $ None   $None  $None                  None      $None      $None
                           1997   $ None   $None  $None     None                   $None      $None

         Shares were given to the officers and directors as part of the combination of Beijing Forlink and the Company. Such shares are identified in
Item 11 below.

--------------------------------------------------------------------------------
    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

(a)      5% Shareholders:

         The following information sets forth certain information as of December 31, 1999 about each person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock:


(1)                    (2)                                     (3)                  (4)
Title             Name and Address                    Amount and Nature of        Percent of
of Class          of Beneficial Owner                 Beneficial Ownership          Class
--------    -------------------------------------    ---------------------      --------------
Common      Liang Che                                     5,812,500                 23.2%
            Zhong Zhi SRP Co
            Shen Nan Zhong RD Shnzhn
            Guang Dong Province
            China

            Wei, Song                                     5,812,500                 23.2%
            No. 6 BLDG S Dong Cheng
            E. Dist. Saio Zhen Pantu
            Guang Dong Pro
            China

            Xiaoxia Zhao                                  5,812,500                 23.2%
            231-2-501 Hui Xing Li
            Chao Yang District
            Beijing
            China

            Cede & Co                                     3,409,345                 13.6%
            P.O. Box 222
            Bowling Green Station
            New York, New York 10274

            Jei Zhang                                     1,312,500                 5.2%
            No. 21 Shiu Jun Nan Nie
            Guangzhou
            Guang Dong Province
            China

(b)      Security Ownership of Management:

Common      Liang Che                                     5,812,500                 23.2%
            Zhong Zhi SRP Co
            Shen Nan Zhong RD Shnzhn
            Guang Dong Province
            China

            Wei, Song                                     5,812,500                 23.2%
            No. 6 BLDG S Dong Cheng
            E. Dist. Saio Zhen Pantu
            Guang Dong Pro
            China

            Xiaoxia Zhao                                  5,812,500                 23.2%
            231-2-501 Hui Xing Li
            Chao Yang District
            Beijing
            China

            Jei Zhang                                     1,312,500                  5.2%
            No. 21 Shiu Jun Nan Nie
            Guangzhou
            Guang Dong Province
            China

            Michael J.A. Harrop1                          1,200,000                  4.8%
            94 Rue de Lausanne
            Geneva SWITZERLAND CH1202

            All Directors and                            19,950,000                 79.8%
            Officers as a Group

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

--------------------------------------------------------------------------------
                   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

         During the fourth quarter of 1999, the Company filed a Form 8-K on November 18, 1999.

Assigned

Number   Description
------   -----------
(2) Plan of acquisition, reorganization, arrangement, liquidation, or succession: Plan of Reorganization filed with the Company's Form 8-K on Novmeber 18, 1999.

(4)      Instruments defining the rights of holders including indentures: None

(9)      Voting Trust Agreement: None

(10)     Material Contracts: None

(11) Statement regarding computation of per share earnings: Computations can be determined from financial statements.

(13)     Annual or quarterly reports, Form 10-Q:

(16) Letter on change in certifying accountant: Exhibits to the Form 8-K filed on January 10, 2000.

(18)     Letter on change in accounting principles: None.

(21)     Subsidiaries of the registrant:

(22)     Published report regarding matters submitted to vote: None

(23)     Consent of reports and counsel:

(24)     Power of Attorney: None

(27)     Financial Data Schedule: Included

(99)     Additional Exhibits: None

--------
         1 Mr. Harrop beneficially owns these shares through his control of Harrop & Co.

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   April 14, 2000.

                                   FORLINK SOFTWARE CORPORATION, INC.


                                   By: /s/Xiaoxia Zhao
                                       ---------------
                                       Xiaoxia Zhao
                                       President