Form 10QSB
period 2000-03-31
FORLINK SOFTWARE CORP INC
filed 2000-05-15
CIK 866458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                       Commission file number: 33-55254-11

                       FORLINK SOFTWARE CORPORATION, INC.
  ---------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

                             NEVADA                                                                        87-0438458
-----------------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                                 (IRS Employer Identification No.)



                 94 RUE DE LAUSANNE, CH1202 GENEVA, SWITZERLAND
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  41-22-9000000
                          -----------------------------
                           (issuer's telephone number)


              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MAY 12, 2000, THE ISSUER HAD 25,000,000 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                   PAGE
                                                                                                 ----
ITEM 1.  FINANCIAL STATEMENTS.
                                                                                                  F-1
         Forlink Software Corporation, Inc.
         March 31, 2000 and 1999

                  Consolidated Balance Sheets
                  December 31, 1999 and
                  March 31, 2000 and 1999 (unaudited)                                             F-2

                  Consolidated Statements of Operations
                  for the year ended December 31, 1999 and
                  for the three months ended March 31, 2000 and 1999 (unaudited)                  F-3

                  Consolidated Statements of Cash Flows
                  for the year ended December 31, 1999 and
                  for the three months ended March 31, 2000 and 1999 (unaudited)                  F-4

                  Notes to Consolidated Financial Statements (unaudited)                          F-5


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS                                                      2


PART II - OTHER INFORMATION                                                                        4


SIGNATURES                                                                                         5

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.




                       FORLINK SOFTWARE CORPORATION, INC.
                              FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

                       Forlink Software Corporation, Inc.

                           Consolidated Balance Sheets



(EXPRESSED IN US DOLLARS)

                                                       March 31,    December 31,
                                                         2000           1999
                                                     ------------   ------------
                                                      (Unaudited)    (Audited)
ASSETS

Current assets
  CASH AND CASH EQUIVALENTS                          $    940,085   $    856,233
  ACCOUNTS RECEIVABLE                                       4,640          1,690
  OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS             175,320         17,044
  INVENTORIES                                              60,581         34,286
                                                     ------------   ------------

    TOTAL CURRENT ASSETS                                1,180,626        909,253

Plant and equipment, net                                  111,037         43,792
                                                     ------------   ------------

Total assets                                         $  1,291,663   $    953,045
                                                     ============   ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  AMOUNT DUE TO STOCKHOLDERS                         $     83,345   $    120,773
  ACCOUNTS PAYABLE                                            121             --
  OTHER PAYABLES AND ACCRUED EXPENSES                     911,473        560,476
  OTHER TAXES PAYABLE                                      17,303          1,100
                                                     ------------   ------------

    TOTAL CURRENT LIABILITIES                           1,012,242        682,349

Commitments and contingencies

Shareholders' equity
COMMON STOCK, PAR VALUE $0.001 PER SHARE;
  100,000,000 SHARES AUTHORIZED;
    25,000,000 ISSUED AND OUTSTANDING                      25,000         25,000
ADDITIONAL PAID-IN CAPITAL                                250,630        250,630
RETAINED EARNINGS/(ACCUMULATED LOSSES)                      3,791         (4,934)
                                                     ------------   ------------

  TOTAL SHAREHOLDERS' EQUITY                              279,421        270,696
                                                     ------------   ------------

Total liabilities and shareholders' equity           $  1,291,663   $    953,045
                                                     ============   ============


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       Forlink Software Corporation, Inc.

                      Consolidated Statements of Operations



(EXPRESSED IN US DOLLARS)

                                                        Three Months ended
                                                             March 31,
                                                  ------------------------------
                                                      2000              1999
                                                  ------------      ------------
                                                   (Unaudited)      (Unaudited)
Net sales                                         $    212,107      $      1,697

Cost of sales                                          (90,089)              (63)
                                                  ------------      ------------

Gross profit                                           122,018             1,634

Selling expenses                                       (51,793)           (1,492)

General and administrative expenses                    (62,415)           (3,994)

FINANCIAL EXPENSES/(INCOME)                               (186)              583
                                                  ------------      ------------

OPERATING INCOME/(LOSS)                                  7,624            (3,269)

Other income, net                                        1,101                --
                                                  ------------      ------------

Income/(loss) before income tax                          8,725            (3,269)

Provision for income tax                                    --                --
                                                  ------------      ------------

Net income/(loss)                                 $      8,725      $     (3,269)
                                                  ============      ============

Earnings per share - basic and diluted            $         --      $         --
                                                  ============      ============

Weighted average common shares
 outstanding - basic and diluted                    25,000,000        20,000,000
                                                  ============      ============


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       Forlink Software Corporation, Inc.

                      Consolidated Statements of Cash Flows



(EXPRESSED IN US DOLLARS)

                                                                       Three Months Ended
                                                                            March 31,
                                                                 ------------------------------
                                                                     2000              1999
                                                                 ------------      ------------
                                                                 (Unaudited)        (Unaudited)
Cash flows from operating activities
  NET INCOME/(LOSS)                                              $      8,725      $     (3,269)
      ADJUSTMENTS TO RECONCILE NET INCOME/(LOSS)
      TO NET CASH USED IN OPERATING ACTIVITIES
      DEPRECIATION OF PLANT AND EQUIPMENT                               2,409             1,027
      CHANGE IN:
        ACCOUNTS RECEIVABLE                                            (2,950)               --
        OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS                  (158,276)             (120)
        INVENTORIES                                                   (26,295)           (2,228)
        ACCOUNTS PAYABLE                                                  121                --
        OTHER PAYABLES AND ACCRUED EXPENSES                            50,997              (787)
        OTHER TAXES PAYABLE                                            16,203                16
                                                                 ------------      ------------

Net cash used in operating activities                                (109,066)           (5,361)

Cash flows from investing activities
      ACQUISITION OF PLANT AND EQUIPMENT                              (69,654)           (1,153)
                                                                 ------------      ------------

Net cash used in investing activities                                 (69,654)           (1,153)

Cash flows from financing activities
      MONIES RECEIVED FROM A POTENTIAL INVESTOR                       300,000                --
      CAPITAL CONTRIBUTION BY A STOCKHOLDER                                --               630
      REPAYMENT TO STOCKHOLDERS                                       (37,428)               --
                                                                 ------------      ------------

Net cash provided by financing activities                             262,572               630

Net increase/(decrease) in cash and cash equivalents                   83,852            (5,884)

Cash and cash equivalents at beginning of period                      856,233            88,964
                                                                 ------------      ------------

Cash and cash equivalents at end of period                       $    940,085      $     83,080
                                                                 ============      ============


SEE ACCOMPANYING NOTES TO AUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       Forlink Software Corporation, Inc.

                   Notes to Consolidated Financial Statements
                      MARCH 31, 2000 AND DECEMBER 31, 1999


(Expressed in US Dollars)



NOTE 1 - BASIS OF PRESENTATION

The accompanying financial data as of March 31, 2000 and for the three months ended March 31, 2000 and 1999, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 1999. The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2000 and for the three months ended March 31, 2000 and 1999, have been made. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year.


NOTE 2 - COMMITMENTS AND CONTINGENCIES

Operating lease commitment

As of March 31, 2000, the Company had commitments under non-cancelable operating lease expiring within one year amounting to $19,520.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here.

The Company is not aware of any circumstances or trends which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company's business. The accompanying financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

As discussed in the Company annual report filed on Form 10-KSB, on November 3, 1999, the Company entered into a Plan of Reorganization with Beijing Shijiyonglian Ruanjian Jishu Youxian Gongsi (Beijing Forlink Software Technology Co. Ltd., (hereinafter "BFSTC")), under the terms of which BFSTC has gained control of the Company. With effect from December 6, 1999, the Company's name has been changed from Why Not?, Inc. to Forlink Software Corporation, Inc. ("Forlink"). Pursuant to the Plan of Reorganization, the Company acquired 100% of the issued and outstanding shares of BFSTC in exchange for 20,000,000 shares of the Company's authorized, but unissued, common stock and RMB1 million. BFSTC is engaged in the internet software system development business, and the internet vertical portal business. The business of BFSTC has become the business of the Company.

Results of Operations

(Expressed in US Dollars)

Three Months Ended March, 31, 2000 Compared to Three Months Ended March 31, 1999

                                                       Three Months Ended
                                                            March 31,
                                                      2000             1999
                                                  ------------     ------------
                                                  (Unaudited)       (Unaudited)
Net sales                                         $    212,107     $      1,697
                                                  ============     ============


Net sales were derived principally from Forlink brand "for-series" internet software tools sales, internet software system integration, online software sales and web advertisement.

The increase of revenues was primarily attributable to marketing efforts and increased "for-series" brand awareness. The internet market in the People's Republic of China (the "PRC") is growing very rapidly, "for-series" internet software tools can support our customers to build a business web site within a short period of time. Our "for-series" internet software tools are accepted by a considerable number of PRC customers, such as Legend Computer, Zhaodaola.com, Industrial and Commercial Bank of China, jbde.com.cn, etc.

Cost of services was consisted principally of salary for internet technicians, costs of promotion, systems sales and integration, depreciation and other associated costs relating to the delivery of services.

The increase in costs of services was principally attributable to expenditures to support the increase in net sales, including an increase in engineering/technician headcount from 10 as of March 31, 1999 to 32 as of March 31, 2000, and the aggressive marketing strategy such as launching a net flash program on China Central TV channel and other 12 TV channels. The Company has also recently moved to a new office. In order to recruit experienced computer engineers/technicians, the Company has to increase the current salary level.

Liquidity and Capital Resource

For the quarter ended March 31, 2000, the Company has generated a cash inflow of $83,852 from its operations, resulting from an increase in revenue and receipt of stock proceeds.

Business Risks

Due to the infant stage of its operations, the Company is facing two risks, namely, market risk and technical risk. If the Company cannot get sufficient funding, the Company cannot take up a sizeable market share and develop new internet software tools.

Competition

As an internet software tools development company, the Company stands in a unique position in the PRC growing internet market. The Company has developed "for-series" internet tools, "for-mail", "for-search", "for-business", "for-monitor". All the products are used by a considerable number of reputable companies in the PRC. The Company is planning to accomplish "for-series" products to solidify its leading market position.

Management of Growth

If the Company is successful in implementing its growth strategy, the Company believes it can undergo a period of rapid growth. The Company's success will depend on its marketing strategy, "for-series" development, implementing new financial, management information system and internal control systems, and high level of employee commitment to the Company. Recently, management has been focusing on pursuing the corporate objective of becoming a leader in the field of Internet Software Platform Provider ("ISPP") in the PRC. Based on the "for-series" products, the Company can help its customers to build a business web site within a short period of time. The Company is trying to integrate the SMS and WAP to its "for-series" products. The new system will be implemented in two Chinese influential wireless sites.

Year 2000 Issue

The Company experienced no material failures as a result of the Year 2000 Issue and our financial condition and results of operations at and for the period ended March 31, 2000 were not materially effected by the Year 2000 Issue.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - None.

ITEM 2.  CHANGES IN SECURITIES

         During the quarter ended March 31, 2000, the Company commenced a private placement of up to ten units of its securities, each unit consisting of 200,000 shares of common stock and 200,000 common stock purchase warrants, at a price of $800,000 per unit. The exercise price of the warrants is $6.00 per share. The sale of the first unit was completed in the first quarter, but the shares and the warrants have not yet been issued. In connection with the offering, the Company is granting registration rights to the investors.

         This transaction did not involve any public offering, no sales commissions were paid, and a restrictive legend will be placed on each certificate evidencing the shares and on the warrant. All investors must be accredited investors, and the Company believes that this private placement is exempt from registration pursuant to Sections 4(2), 4(6) and/or Rule 506 of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - None.

ITEM 5.  OTHER INFORMATION - None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:  Exhibit Number and Brief Description

         2.1 Plan of Reorganization dated November 3, 1999 (Incorporated by reference to Exhibit No. 2.1 of the current report on Form 8-K dated November 3, 1999, and filed November 18, 1999.)

         2.2 Addendum to the Plan of Reorganization dated November 3, 1999. (Incorporated by reference to Exhibit No. 2.2 of the current report on Form 8-K/A-2 dated November 3, 1999, and filed March 31, 2000.)

         3.1 Articles of Incorporation, as amended and currently in effect. (Filed herewith.)

         3.2      Bylaws dated May 11, 2000. (Filed herewith.)

         27       Financial Data Schedule. (Filed herewith.)


(b)      Reports on Form 8-K

         1. On January 10, 2000, the Company filed a current report on Form 8-K to report that it had changed its independent accountants from Smith & Company to BDO International.

         2. On January 18, 2000, the Company filed a current report on Form 8-K/A to provide the required financial statements in connection with the acquisition of Beijing Shijiyonglian Ruanjian Jishu Youxian Gongsi (Beijing Forlink Software Technology Co. Ltd.), which had been reported on a current report on Form 8-K, filed November 18, 1999.

         3. On March 31, 2000, the Company filed a current report on Form 8-K/A-2 to describe an Addendum to the Plan of Reorganization that was filed with the initial current report on Form 8-K, filed November 18, 1999, regarding the acquisition of Beijing Shijiyonglian Ruanjian Jishu Youxian Gongsi (Beijing Forlink Software Technology Co. Ltd.).

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FORLINK SOFTWARE CORPORATION, INC.


                                       By:  /s/ Liang Che
                                          ------------------------------------
                                                Liang Che, CEO and CFO


Date:   May 12, 2000

                                  EXHIBIT INDEX

        Exhibit
        Number                     Description
        ------                     -----------
         2.1      Plan of Reorganization dated November 3, 1999 (Incorporated by reference to Exhibit No. 2.1 of the current report on Form 8-K dated November 3, 1999, and filed November 18, 1999.)

         2.2      Addendum to the Plan of Reorganization dated November 3, 1999.
                  (Incorporated by reference to Exhibit No. 2.2 of the current report on Form 8-K/A-2 dated November 3, 1999, and filed March
                  31, 2000.)

         3.1      Articles of Incorporation, as amended and currently in effect.
                  (Filed herewith.)

         3.2      Bylaws dated May 11, 2000. (Filed herewith.)

         27       Financial Data Schedule. (Filed herewith.)