Form 10QSB
period 2000-06-30
FORLINK SOFTWARE CORP INC
filed 2000-08-10
CIK 866458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

       [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           For the transition period from _________ to _________

                           Commission file number: 33-55254-11

                       FORLINK SOFTWARE CORPORATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                            NEVADA                                                       87-0438458
-------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)              (IRS Employer Identification No.)

 FANG YUAN MANSION 9F, BAISHIQIAO ROAD NO. 54, HAIDIAN DISTRICT, BEIJING, CHINA
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                011-8610 88026368
                           ---------------------------
                           (Issuer's telephone number)

                 94 RUE DE LAUSANNE, CH1202 GENEVA, SWITZERLAND
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF AUGUST 7, 2000, THE ISSUER HAD 25,400,000 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                   PAGE
                                                                                                 ----
ITEM 1.  FINANCIAL STATEMENTS.
                                                                                                  F-1
         Forlink Software Corporation, Inc.
         June 30, 2000 and 1999

                  Consolidated Balance Sheets
                  December 31, 1999 and
                  June 30, 2000 (unaudited)                                                       F-2

                  Consolidated Statements of Income
                  for the three months ended June 30, 2000 and 1999 (unaudited)
                  for the six months ended June 30, 2000 and 1999 (unaudited)                     F-3

                  Consolidated Statements of Cash Flows
                  for the six months ended June 30, 2000 and 1999 (unaudited)                     F-4

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                       FORLINK SOFTWARE CORPORATION, INC.
                        UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             JUNE 30, 2000 AND 1999

                       Forlink Software Corporation, Inc.

                           Consolidated Balance Sheets



(Expressed in US Dollars)

                                                      June 30,           December 31,
                                                        2000                1999
                                                     -----------         -----------
                                                     (Unaudited)          (Audited)
ASSETS

Current assets
  Cash and cash equivalents                          $   470,808         $   856,233
  Accounts receivable                                    145,097               1,690
  Other receivables, deposits and prepayments            170,555              17,044
  Inventories                                             96,354              34,286
                                                     -----------         -----------

    Total current assets                                 882,814             909,253

Plant and equipment, net                                 188,359              43,792
                                                     -----------         -----------
Total assets                                         $ 1,071,173         $   953,045
                                                     ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Amounts due to stockholders                        $    83,345         $   120,773
  Other payables and accrued expenses                    867,712             560,476
  Other taxes payable                                      5,415               1,100
                                                     -----------         -----------

    Total current liabilities                            956,472             682,349

Commitments and contingencies

Shareholders' equity
Common stock, par value $0.001 per share;
  100,000,000 shares authorized;
    25,000,000 issued and outstanding                     25,000              25,000
Additional paid-in capital                               250,630             250,630
Retained earnings/(Accumulated losses)                  (160,929)             (4,934)
                                                     -----------         -----------

  Total shareholders' equity                             114,701             270,696
                                                     -----------         -----------

Total liabilities and shareholders' equity           $ 1,071,173         $   953,045
                                                     ===========         ===========


See accompanying notes to unaudited consolidated condensed financial statements.

                       Forlink Software Corporation, Inc.

                      Consolidated Statements of Operations



(Expressed in US Dollars)


                                                Three Months Ended                         Six Months Ended
                                                     June 30,                                  June 30,
                                        ---------------------------------         ---------------------------------
                                            2000                 1999                 2000                 1999
                                        ------------         ------------         ------------         ------------
                                        (Unaudited)          (Unaudited)           (Unaudited)          (Unaudited)
Net sales                               $    163,664         $      7,432         $    375,771         $      9,129

Cost of sales                               (108,537)              (1,970)            (198,626)              (2,033)
                                        ------------         ------------         ------------         ------------

Gross profit                                  55,127                5,462              177,145                7,096

Selling expenses                             (35,839)              (2,683)             (87,632)              (4,175)

General and administrative
  expenses                                  (188,459)              (6,164)            (251,380)             (10,158)
                                        ------------         ------------         ------------         ------------

Operating income/(loss)                     (169,171)              (3,385)            (161,867)              (7,237)

Interest income                                4,451                  108                4,771                  691

Other income, net                                 --                   --                1,101                   --
                                        ------------         ------------         ------------         ------------
Income/(loss) before income tax             (164,720)              (3,277)            (155,995)              (6,546)

Provision for income tax                          --                   --                   --                   --
                                        ------------         ------------         ------------         ------------

Net income/(loss)                       $   (164,720)        $     (3,277)        $   (155,995)        $     (6,546)
                                        ============         ============         ============         ============
Earnings per share
  - basic and diluted                   $         --         $         --         $         --         $         --
                                        ============         ============         ============         ============

Weighted average common shares
 outstanding - basic and diluted          25,000,000           20,000,000           25,000,000           20,000,000
                                        ============         ============         ============         ============


See accompanying notes to unaudited consolidated condensed financial statements.

                       Forlink Software Corporation, Inc.

                      Consolidated Statements of Cash Flows

                Increase/(Decrease) in Cash and Cash Equivalents


(Expressed in US Dollars)

                                                                Six Months Ended
                                                                    June 30,
                                                           ---------------------------
                                                              2000              1999
                                                           ---------         ---------
                                                          (Unaudited)       (Unaudited)
Cash flows from operating activities
  Net income/(loss)                                        $(155,995)        $  (6,546)
      Adjustments to reconcile net income/(loss)
      to net cash used in operating activities
      Depreciation of plant and equipment                      8,467             3,886
      Change in:
        Accounts receivable                                 (143,407)               --
        Other receivables, deposits and prepayments         (153,511)              (81)
        Inventories                                          (62,068)           (7,586)
        Accounts payable                                          --               (57)
        Other payables and accrued expenses                    7,236              (455)
        Other taxes payable                                    4,315                42
                                                           ---------         ---------
Net cash used in operating activities                       (494,963)          (10,797)

Cash flows from investing activities
      Acquisition of plant and equipment                    (153,034)          (26,443)
                                                           ---------         ---------

Net cash used in investing activities                       (153,034)          (26,443)


Cash flows from financing activities
      Loan received from a potential investor                300,000                --
      Capital contribution by a stockholder                       --               630
      Repayment to stockholders                              (37,428)               --
                                                           ---------         ---------

Net cash provided by financing activities                    262,572               630
                                                           ---------         ---------

Net decrease in cash and cash equivalents                   (385,425)          (36,610)

Cash and cash equivalents at beginning of period             856,233            88,964
                                                           ---------         ---------

Cash and cash equivalents at end of period                 $ 470,808         $  52,354
                                                           =========         =========


See accompanying notes to unaudited consolidated condensed financial statements.

                       Forlink Software Corporation, Inc.

                   Notes to Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial data as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 1999.

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999, have been made. The results of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

Operation Lease Commitment

As of June 30, 2000, the Company had commitments under non-cancellable operating lease expiring in excess of one year amounting to $403,351. Rental payments for each of the succeeding periods are:

July 1, 2000 to June 30, 2001        $242,011
July 1, 2001 to June 30, 2002         161,340
                                     --------

                                     $403,351
                                     ========

NOTE 3 - STOCK PLAN

On June 1, 2000, the stockholders of Company approved a plan of stock-based compensation incentives for selected eligible participants of the Company and its affiliated corporations. This plan is known as the "Forlink Software Corporation, Inc. Stock Plan" (the "Plan"). The total number of shares of common stock reserved for issuance by the Company either directly as stock awards or underlying options granted under this Plan shall not be more than 1,600,000. Under terms of the Plan, options can be issued to purchase shares of the Company's common stock. The Board of Directors shall determine the terms and conditions of each option granted to eligible participants, which terms shall be set forth in writing. The terms and conditions so set by the Board of Directors may vary from one eligible participant to another. Currently, the offering price of all shares of common stock being registered under this Plan is not known.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially form those discussed here.

The financial statements include all adjustments which in the opinion of and to the best of management's knowledge are necessary to make the financial statements not misleading.

As discussed in the Company's annual report filed on Form 10-KSB, on November 3, 1999, the Company completed the reverse acquisition of Beijing Forlink Software Technology Co. Ltd. ("BFST"). 100% of the registered share capital of BFST was acquired by the Company, in exchange for 20,000,000 shares of the Company's $0.001 par value common stock, plus a cash consideration of Renminbi (RMB) 1,000,000. After issuing 20,000,000 shares of the common stock to the original owners of BFST, the Company has a total of 25,000,000 shares of common stock issued and outstanding. Effective December 6, 1999, the Company's name was changed from Why Not?, Inc. to Forlink Software Corporation, Inc.("Forlink"). The Company is engaged in the internet software system development business, and the internet vertical portal business. The business of BFSTC has become the business of the Company.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999, and Six Months Ended June 30, 2000 Compared to Six Months End June 30, 1999.

                     Three Months ended              Six months ended
               -----------------------------   -----------------------------
               June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
               -------------   -------------   -------------   -------------
Net sales        $163,664         $7,432         $375,771          $9,129

Net sales were derived principally from Forlink brand "for-series" internet software tools sales, internet software system integration, online software sales and web advertisement.

The increase of revenues was primarily attributable to marketing efforts and increased "for-series" brand awareness. Our "for-series" internet software tools can support our customers to build a business web site within a short period of time. Our "for-series" internet software tools are accepted by a considerable number of customers in the People's Republic of China ("PRC"), such as Legend Computer Co., Ltd., Zhaodaola.com, Industrial and Commercial Bank of China, jbde.com.cn, newpalm.com, palm365.com, ccidnet.com, fm365.com, etc.

During the second quarter of 2000, the Company mainly accomplished recruiting technical and market employees and expanding the functions of "for-mail" and "for-search". Although the change of the Company's office site during the second quarter period had created inconvenience to daily operations, which contributed to the decrease in sales in comparison with the first quarter of 2000, the Company is now settled in its new offices and management intends to focus on increasing future sales.

Cost of services was consisted principally of salary for internet technicians, costs of promotion, system sales and integration, rent of office, depreciation and other associated costs relating to the delivery of services.

The increase in cost of sales was because of the increase in the purchases of computer related components from third parties and demands for sales. The increase in selling expenses was because of the increase in the number of employees in the departments of sales and customer service departments. The increase in general and administrative expenses was because of the increase in salary of employees at the management level, office moving cost and increased rental expenses of $48,000 and advertising expenses of approximately $56,000 during this quarter. The number of employees was increased from 15 as of June 30, 1999 to 54 as of June 30, 2000. The Company has also undertaken an aggressive marketing strategy, which includes launching a net flash program on China Central TV channel and another 12 TV channels. In order to recruit experienced computer engineers/technicians, the Company has to increase the staff salary to a competitive market level.

LIQUIDITY AND CAPITAL RESOURCE

During the first 6 months of 2000 the net decrease in cash and cash equivalent was $385,425. The net cash used in operating activities was $494,963. In order to cope with business growth, the Company used $153,034 for the acquisition of plant and equipment.

In order for the Company to meet its continuing cash requirements and to successfully implement its growth strategy, the Company will need to rely on increased future revenues and/or will require additional financing. In the event additional financing is required, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

MANAGEMENT OF GROWTH

As an internet software tools development Company, the Company stands in a unique position in the growing Internet market in the PRC. The Company has developed "for-series" internet tools, "for-mail", "for-search" etc. These products are used by a considerable number of reputable companies in the PRC.

If the Company is successful in implementing its growth strategy, the Company believes it can undergo a period of rapid growth. The Company will focus on "for-mail" and "for-search" development and marketing promotion. The Company will develop "for-mail" and "for-search" in depth and, based on these two products, develop software application for users in the finance and banking industrial sector and certain government departments such as the Public Security Bureau. The Company is trying to integrate its "for-mail" and "for-search" for use with two influential Chinese wireless sites.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - None.

ITEM 2.  CHANGES IN SECURITIES.

         As previously described in the Form 10-QSB for the quarter ended March 31, 2000, the Company commenced a private placement of up to ten units of its securities, each unit consisting of 200,000 shares of common stock and 200,000 common stock purchase warrants, at a price of $800,000 per unit. In July 2000, the Company issued 200,000 shares and a warrant to purchase 200,000 shares at an exercise price of $6.00 per share, to one accredited investor in connection with the purchase of one unit in January 2000.

         This transaction did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares and on the warrant. The Company believes that this private placement is exempt from registration pursuant to Sections 4(2), 4(6) and/or Rule 506 of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - None.

ITEM 5.  OTHER INFORMATION.

         On June 1, 2000, the Company adopted the Forlink Software Corporation, Inc. Stock Plan, (the "Plan") which covers the issuance of up to 1,600,000 shares of common stock, either directly or pursuant to options, to eligible employees, directors, officers, consultants and advisors of the Company. The purpose of the Plan is to promote the best interest of the Company and its stockholders by providing a means of non-cash remuneration to selected eligible participants. On July 19, 2000, the Company filed a registration statement on Form S-8 (File No. 333-41700) to register the shares covered under the Plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:  Exhibit Number and Brief Description.

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

         3.1 Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit No. 3.1 of the Form 10-QSB for the quarter ended March 31, 2000, and filed on May 13, 2000.)

         3.2 Bylaws dated May 11, 2000. (Incorporated by reference to Exhibit No. 3.2 of the Form 10-QSB for the quarter ended March 31, 2000, and filed on May 13, 2000.)

         10.1 Forlink Software Corporation, Inc. Stock Plan dated June 1, 2000. (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-8 (file no. 333-41700) filed July 19, 2000.)

         27       Financial Data Schedule. (Filed herewith.)

(b)      Reports on Form 8-K - None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            FORLINK SOFTWARE CORPORATION, INC.


                                            By:  /s/ Liang Che
                                                 -------------------------------
                                                 Liang Che, CEO and CFO


Date:   August 10, 2000

                                  EXHIBIT INDEX

       EXHIBIT
       NUMBER                              DESCRIPTION
       -------                             -----------
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

         3.1      Articles of Incorporation, as amended and currently in effect.
                  (Incorporated by reference to Exhibit No. 3.1 of the Form
                  10-QSB for the quarter ended March 31, 2000, and filed May 13, 2000.)

         3.2      Bylaws dated May 11, 2000. (Incorporated by reference to
                  Exhibit No. 3.2 of the Form 10-QSB for the quarter ended March
                  31, 2000, and filed May 13, 2000.)

         10.1     Forlink Software Corporation, Inc. Stock Plan dated June 1,
                  2000. (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-8 (file no.
                  333-41700) filed July 19, 2000.)

         27       Financial Data Schedule. (Filed herewith.)