Form 10KSB/A
period 1999-12-31
FORLINK SOFTWARE CORP INC
filed 2000-09-18
CIK 866458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-1

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                                  For the fiscal year ended December 31, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from:  ______________ to ______________

               Commission file number: 87-0438458
                                      -----------

                                      FORLINK SOFTWARE CORPORATION, INC.
---------------------------------------------------------------------------------------------------------------------------
                         (Name of small business issuer as specified in its charter)

            NEVADA                                                                84- 0438458
---------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)          (IRS Employer Identification No.)

FANG YUAN MANSION 9F, BAISHIQIAO ROAD NO. 54, HAIDIAN DISTRICT, BEIJING CHINA                     N/A
---------------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                       (Zip Code)

Issuer's telephone number: 011-8610-88026368
                           -----------------

Securities registered under Section 12(b) of the Exchange Act: NONE
                                                               ----

Securities registered under Section 12(g) of the Exchange Act: NONE
                                                               ----

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $67,238
                                                                 --------

         As of September 5, 2000 the aggregate market value of the voting stock held by non-affiliates, approximately 5,900,000 shares of Common Stock, was approximately $14,012,500 based on an average of the bid and ask prices of approximately $2.375 per share of Common Stock on such date.

         The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of September 5, 2000 was 25,400,000 shares.

         DOCUMENTS INCORPORATED BY REFERENCE:                   .
                                                     -----------

         Transitional Small Business Disclosure Format (check one):

         Yes  [ ];  No  [X]

                                     PART I

               CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
                THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO
            DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially for those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

         This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements. These risks and uncertainties include price competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products and services, customer acceptance of products and services, the Company's ability to secure debt and/or equity financing on reasonable terms, and other factors which are described herein and/or in documents incorporated by reference herein.

         The cautionary statements made pursuant to the Private Litigation Securities Reform Act of 1995 above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of such Act. Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

ITEM 1. DESCRIPTION OF BUSINESS.

(a) Business Development.

         History of the Company

         Forlink Software Corporation, Inc., formerly Light Energy Management, Inc. and formerly Why Not?, Inc., (the "Company" or the "Registrant"), is a Nevada corporation which was originally incorporated on January 7, 1986 as Why Not?, Inc. under the laws of the State of Utah and subsequently reorganized under the laws of Nevada on December 30, 1993. The Company's reorganization plan was formulated for the purpose of changing the state of domicile and provided that the Company form a new corporation in Nevada which acquired all of the contractual obligations, shareholder rights and identity of the Utah corporation, and then the Utah corporation was dissolved. The Company is in the developmental stage, and its operations to date have been limited.

         Merger with Teknocapital Finance Ltd.

         In May of 1998, the Company entered into an agreement under the terms of which it intended to merge with Teknocapital Finance Ltd., ("Teknocapital"). Pursuant to that merger agreement, the shareholders of Teknocapital would exchange 100% of the issued and outstanding shares of Teknocapital for 4,000,000 of the Company's common stock. Pursuant to that agreement, the existing Board of Directors of Why Not?, Inc. resigned. New members were appointed to fill their vacancies and Teknocapital management assumed responsibility for the Company's affairs.

         Thereafter, the merger agreement with Teknocapital was substantially modified. Specifically, the consideration given for the issuance of the 4,000,000 shares of the Company's common stock was changed from 100% of the issued and outstanding shares of Teknocapital to the execution of promissory notes totaling $275,000 payable to the Company by Harrop & Co. With the execution of these promissory notes, the merger with Teknocapital was abandoned and the Company continued its activities as an unfunded venture in search of a suitable business acquisition or business combination. In November 1998 the Company's name was changed to Light Energy Management, Inc. in anticipation of merging with another company. The merger did not occur, but the Company was unable to register the old name of Why Not?, Inc.

         Plan of Reorganization with Beijing Forlink Software Technology Co.
Ltd.

         On November 3, 1999, the Company entered into a Plan of Reorganization with Beijing Shijiyonglian Ruanjian Jishu Youxian Gongsi (Beijing Forlink Software Technology Co., Ltd., (hereinafter "BFSTC"), under the terms of which BFSTC gained control of the Company. Pursuant to the Plan of Reorganization, the Company acquired 100% of the issued and outstanding shares of BFSTC in exchange for 20,000,000 shares of the Company's authorized, but unissued, common stock. BFSTC is engaged in the Internet e-commerce and Internet software development business, and the Internet vertical portal business. The business of BFSTC has become the business of the Company.

(b) Business of the Company

         The Company's business is now focused in two areas: (1) building and operating an Internet destination site and e-commerce site, and (2) developing Internet tools to help other businesses to enter e-commerce business. All of the Company's business is conducted in the People's Republic of China.

         Internet Destination Site

         An Internet destination site is different from general-purpose portal site. A general-purpose portal site provides directories and search engines to help users to find information on line. Most of the portal sites also provide news and other services. A destination site, however, is focused on one sector or even one product. After analyzing China's Internet market and the development stage it was in, considering the fact that several large general purpose portal sites were already in place, BFSTC chose to set up a software destination site, Softhouse (www.softhose.com.cn), as its first destination site. The Company plans to develop more destination sites later. It has chosen to start with the software sector because: (1) China's software development was one step behind other developed countries; (2) most of the Chinese Internet users were interested in gaining access to new software; (3) none of the existing software sites in China were advanced enough to meet users demand; and (4) BFSTC's software engineers had been in the software business for many years and know the software market well.

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

         Online Software Sales and Auction

         Softhouse sells software in two ways: online supermarket and online auction. Since BFSTC will sell to the end users directly online, no storefront rental will be paid and inventory is kept low. In fact, some orders are shipped to customers by the software vendors directly. Management expects that such cost savings will make the Company's prices competitive. Online sales remove space and time restrictions so that the Company can sell to customers worldwide 24 hours a day, 7 days a week. There are over 10,000 software titles available, which include almost all titles available in China. Customers can quickly find the software title they are looking for via category search or multiple keyword rapid search. The Company believes that these advantages over traditional sales channels make Softhouse attractive to consumers.

         Online auction is another sales model that brings customers and vendors closer to each other. There are new titles on auction every day, with a starting bid of 1 Yuan. The auction not only attracts customer participation, it also provides vendors with reference on how their software should be priced in the future.

         Free Software Downloading

         Free software attracts a lot of users to Softhouse. There are many organizations and individuals providing free software downloading. The Company tries to collect as many titles as possible. There are over 8,000 titles of free software available on Softhouse right now and the number is increasing at about 100 titles per day. The Company provides category search and multiple keyword rapid search to help users find the software title they are looking for quickly and conveniently.

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

         For-Mail V3.0

         For-Mail is a large scale messaging system, designed for ISPs, free e-mail service providers and other companies that need a scalable, stable, administrable e-mail system. It runs on UNIX or LINUX platforms. Unlike other email systems, such as sendmail, For-Mail e-mail has a WEB MAIL subsystem. E-mail users can complete their e-mail operation on their browser.

         For-Business

         For-Business is a complete e-commerce system that runs on UNIX or LINUX platforms. It is clean and requires little data transfer. It is also secure, stable and scalable. It has a friendly user interface and supports remote maintenance. For-Business has the follow subsystems:

         (a) Product registry

         (b) Product search

         (c) Online shopping

         (d) Order sheet inquiring online

         (e) Administration system

         (f) Supplier inquiring

         (g) Dealer support system

         (h) Product release system

         (i) Post-sale service and support

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

         Online Payment

         The success of online software sales also depends on the availability of secure, convenient, online payment services. Chinese banks are implementing online payment systems. China Merchant Bank, Bank of China and China Construction Bank have started providing Internet online payment services. It is the Company's understanding that by early 2000, an authorizing center, led by the Bank of China, with the participation of 11 major Chinese banks, will be online.

         Delivery of Orders

         Presently there are several ways for delivering an order to a customer.

         1) Postal Service. It is cheap (usually 10 Yuan for delivering a software CD or diskette), but it is slow (usually takes 3 to 10 days).

         2) EMS and other express delivery. It is fast (usually 1 to 4 days), but it is more expensive (usually 30 Yuan).

         3) Delivery provided by the Company. Within the Beijing city limits, software can be delivered to the customer the same day for free. As more warehouses are established in other cities, it is expected that the same service will be available in other cities, too. Currently, the Company has no such warehouses.

         Competition to Softhouse (www.software.com.cn)

         As a software e-commerce site, Softhouse's main competitor is Lian Bang Software Co. Lian Bang is one of China's largest software sales chains. It understands the software market well and has good software sales experience. It also has well-established relations with software vendors. However, its online sales competes with its own software retail chain. And the Company perceives that Lian Bang lacks Internet technical personnel which limits its ability to further develop on the Internet.

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

         Competition in the Internet Tool Market

         The following two Chinese companies have products that are similar to the Company's Carrier Scale Electronic Messaging (e-mail) System:

         (a) Netease is the first company in China to develop a large-scale e-mail server system and currently has the largest market share in China. But the Company perceives that Netease's e-mail server has problems in its system design that makes it hard for that system to handle more than 300,000 users. The Company's For-Mail system can easily handle over one million users. Also, Netease has started to provide free e-mail service and may no longer put much effort into the e-mail system development.

         (b) Asiainfo's e-mail server is based on a very expensive hardware system, while For-Mail can run on a wide range of machines, from PC servers to high-end servers.

         The main competitor in the US market would be software.com. The Company's For-Mail is comparable to software.com's products, yet management believes For-Mail's price can be set at less than half of software.com's prices.

         E-Commerce System

         Right now there is no well-known e-commerce system in the Chinese market. There are many e-commerce solution providers in the US and international markets. Those easy to-use, wizard-driven catalog builders for small business sell for as low as $399. The more sophisticated ones (those that are comparable to For-Business in features), designed for the large enterprise and for more serious e-commerce applications, sell for more than $3,000 for single storefront license and over $6,000 for multiple storefront license. Again, with the Company's low labor cost, For-Business can be marketed at a price that is much lower than the price of comparable products.

         Effect of Governmental Approval and Regulation

         The Company is subject to various laws and governmental regulations applicable to business generally. The Company believes it is in compliance with such laws and that such laws do not have a material impact on its operations.

         Cost of Environmental Regulation

         The Company anticipates that it will have no material costs associated with compliance either with federal, state or local environmental law.

         Employees

         The Company currently has approximately 54 full-time employees.


ITEM 2. DESCRIPTION OF PROPERTY.

         The Company currently owns no real property and rents its facilities in Beijing, China. It presently leases space at Fang Yuan Mansion 9F, Baishiqiao Road No. 54, Haidian District in Beijing, China.

         The Company has no particular policy regarding each of the following types of investments: (1) investments in real estate or interests in real estate; (2) investments in real estate mortgages; or (3) securities of or interests in entities primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS.

         There are no pending legal proceedings involving the Company.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

         The Company did not submit any matter to a vote of the shareholders in 1999. All action taken by shareholders in 1999 was taken via written consent of a majority of shareholders as provided for under the laws of the State of Nevada.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock of the Company is currently trading on the Over the Counter Bulletin Board system under the symbol "FRLK". Prior to November of 1999, the Company traded under the symbol "YNOT". There is no assurance that the Common Stock will continue to be quoted or that any liquidity exists for the Company's shareholders.

         The following table sets forth the range of high and low bid prices for the Company's Common Stock for each quarterly period indicated as reported by the NASDAQ's Historical Research Department. Quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual trades.

                                  Common Stock

Quarter Ended        High Bid    Low Bid
------------------   --------   --------
June 30, 2000        $   9.50   $  4.406
March 31, 2000       $  23.50   $   7.25
December 31, 1999    $  8.125   $ 0.0313
September 30, 1999   $   0.10   $   0.02
June 30, 1999        $   0.09   $   0.05
March 31, 1999       $   2.00   $  0.035
December 31, 1998    $   0.70   $  0.875
September 30, 1998   $   0.19   $   0.22
June 30, 1998        $  0.625   $  0.875


         Holders

         As of August 24, 2000, there were 25,400,000 shares of the Company's common stock outstanding held of record by approximately 832 persons, and in street name by approximately 1188 additional persons.

         Dividends

         The Company has never paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future. The Company currently intends to retain its earnings for the operation and expansion of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

         Plan of Operation

         During the year 2000, the Company intends to expand its operations as a computer software provider. Management plans to establish the Company's Internet infrastructure, including the acquisition and installation of appropriate computer equipment, as well as establish a program for the promotion of the Company's services. Management has established a budget of $2,500,000 for its operations in 2000.

         Management anticipates that the acquisitions and installation of equipment and establishment of a promotion program will be paid for from funds the Company will receive from planned business activities or financing arrangements. The Company presently is attempting to raise additional capital through a private placement of the Company's securities. It is possible that the Company may not receive such funds, in which case the Company's plans to install its computer systems and promote its business will be postponed and may not occur unless substitute funding can be obtained. The Company's current cash on hand is insufficient to meet the Company's capital needs for the next 12 months.

         In the event the Company does not obtain the planned funding, management intends to pursue business ventures with other companies within the computer industry in China. Management believes that such ventures will allow the Company to continue its operations until adequate funding is available for the Company's independent operations. Of course, the ability of the Company to enter into such ventures is contingent upon management's ability to locate a suitable business partner and negotiate an acceptable arrangement for the Company.

ITEM 7. FINANCIAL STATEMENTS.

The information required by Item 7 and an index thereto commences on page F-1, which pages follow this page.

                       Forlink Software Corporation, Inc.
                       (Formerly known as Why Not?, Inc.)


               Report of Independent Certified Public Accountants
                      and Consolidated Financial Statements
                           December 31, 1999 and 1998



                   Index To Consolidated Financial Statements

                                                                               Pages
Report of Independent Certified Public Accountants                              F-2

Consolidated Balance Sheets                                                     F-3

Consolidated Statements of Operations                                           F-4

Consolidated Statements of Stockholders' Equity                                 F-5

Consolidated Statements of Cash Flows                                           F-6

Notes to Consolidated Financial Statements                                      F-7

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

         We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ BDO International
----------------------------
BDO International
Certified Public Accountants

Hong Kong,
February 21, 2000

                       Forlink Software Corporation, Inc.
                       (Formerly known as Why Not?, Inc.)
                           Consolidated Balance Sheets

(Expressed in US Dollars)

                                                         December 31,    December 31,
                                                             1999            1998
                                                         ------------    ------------
ASSETS

Current assets

     Cash and cash equivalents                           $    856,233    $     88,964
     Accounts receivable                                        1,690              --
     Other receivables, deposits and prepayments               17,044              28
     Inventories (Note 4)                                      34,286              --
                                                         ------------    ------------
Total current assets                                          909,253          88,992

Plant and equipment, net (Note 5)                              43,792          30,082
                                                         ------------    ------------
Total assets                                             $    953,045    $    119,074
                                                         ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Amounts due to stockholders (Note 6)                $    120,773    $         --
     Other payables and accrued expenses (Note 7)             560,476           4,720
     Other taxes payable (Note 8)                               1,100              28
                                                         ------------    ------------
     Total current liabilities                                682,349           4,748
                                                         ------------    ------------

Commitments and contingencies (Note 9)
Stockholders' equity
     Common stock, par value $0.001 per share;
         100,000,000 shares authorized; 25,000,000 and
         20,000,000 shares issued and outstanding,
         Respectively                                          25,000          20,000
     Additional paid-in capital                               250,630         100,773
     Accumulated losses                                        (4,934)         (6,447)

     Total stockholders' equity                               270,696         114,326


Total liabilities and stockholders' equity               $    953,045    $    119,074
                                                         ============    ============



          See accompanying notes to consolidated financial statements.

                       Forlink Software Corporation, Inc.
                       (Formerly known as Why Not?, Inc.)
                      Consolidated Statements of Operations

(Expressed in US Dollars)

                                                                   Period from
                                                                    inception
                                                                   (November 11,
                                                  Year ended         1998) to
                                                 December 31,      December 31,
                                                     1999              1998
                                                --------------    --------------
Net sales                                       $       67,238    $           --
Cost of sales                                          (17,200)               --
                                                --------------    --------------

Gross profit                                            50,038                --
Selling expenses                                        (8,992)               --
General and administrative expenses                    (40,975)           (6,447)
                                                --------------    --------------

Operating income/(loss)                                     71            (6,447)
Other income, including interest of $1,432               1,442                --

Income/(loss) before income tax                          1,513            (6,447)
Provision for income tax (Note 10)                          --                --
                                                --------------    --------------

Net income/(loss)                               $        1,513    $       (6,447)
                                                ==============    ==============

Earnings/(loss) per share - basic and diluted   $           --    $           --
                                                ==============    ==============

Weighted average common shares
Outstanding - basic and diluted                     20,833,000        20,000,000
                                                ==============    ==============



          See accompanying notes to consolidated financial statements.

                       Forlink Software Corporation, Inc.
                       (Formerly known as Why Not?, Inc.)
          Consolidated Statements of Stockholders' Equity (Deficiency)

(Expressed in US Dollars)

                               Common Stock
                        ---------------------------
                           Number                      Additional                                         Total
                             Of                         Paid-in       Subscription    Accumulated     Stockholders'
                           Shares         Amount        Capital        Receivable        Losses          Equity
                        ------------   ------------   ------------    ------------    ------------    -------------
Balance,
  November 11, 1998               --   $         --   $         --    $         --    $         --    $         --

Issuance of
  Common stock
  to BFST
  Stockholders            20,000,000         20,000        100,773              --              --         120,773

Net loss                          --             --             --              --          (6,447)         (6,447)
                        ------------   ------------   ------------    ------------    ------------    ------------

Balance,
  December 31,
  1998                    20,000,000         20,000        100,773              --          (6,447)        114,326

Return of capital
  to BFST
  Stockholders                    --             --       (120,773)             --              --        (120,773)

Issuance of common
  stock in connection
  with reverse
  Acquisition
  (Note 1)                 5,000,000          5,000        270,630        (275,000)             --             630

Payment of
  Subscriptions
  Receivable
  (Note 3)                        --             --             --         275,000              --         275,000

Net income                        --             --             --              --           1,513           1,513
                        ------------   ------------   ------------    ------------    ------------    ------------

Balance,
  December 31,
  1999                    25,000,000   $     25,000   $    250,630    $         --    $     (4,934)   $    270,696
                        ============   ============   ============    ============    ============    ============



          See accompanying notes to consolidated financial statements.

                                Forlink Software
                               Corporation, Inc.
                       (Formerly known as Why Not?, Inc.)
                     Consolidated Statements of Cash Flows

                Increase/(Decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)

                                                                          Period from
                                                                           inception
                                                                         (November 11,
                                                        Year ended         1998) to
                                                       December 31,      December 31,
                                                           1999              1998
                                                      --------------    --------------
Cash flows from operating activities
  Net income/(loss)                                   $        1,513    $       (6,447)
     Adjustments to reconcile net income
       to net cash provided by operating activities
    Depreciation of plant and equipment                        4,773                --
    Changes in:
      Accounts receivable                                     (1,690)               --
      Other receivables, deposits and prepayments            (17,016)              (28)
      Inventories                                            (34,286)               --
      Other payables and accrued expenses                     55,756             4,720
      Other taxes payable                                      1,072                28
                                                      --------------    --------------

Net cash provided by/(used in) operating activities           10,122            (1,727)
                                                      --------------    --------------

Cash flows from investing activities
  Acquisition of plant and equipment                         (18,483)          (30,082)
  Acquisition of a subsidiary                                     --           120,773
                                                      --------------    --------------

Net cash provided by/(used in) investing activities          (18,483)           90,691
                                                      --------------    --------------

Cash flows from financing activities
  Payment of common stock subscription receivable            275,000                --
  Monies received from a potential investor                  500,000                --
  Capital contribution by a stockholder                          630                --
                                                      --------------    --------------

Net cash provided by financing activities                    775,630                --
                                                      --------------    --------------

Net increase in cash and cash equivalents                    767,269            88,964

Cash and cash equivalents at beginning of year                88,964                --
                                                      --------------    --------------

Cash and cash equivalents at end of year              $      856,233    $       88,964
                                                      ==============    ==============



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

         On November 3, 1999, 100% of the common stock of BFST was acquired by Light Energy Management, Inc., ("LEM"), in exchange for 20,000,000 shares of LEM's $0.001 par value common stock, plus a cash consideration of Renminbi (RMB) 1,000,000. For accounting purposes, the acquisition has been treated as the acquisition of LEM by BFST with BFST as the acquirer (reverse acquisition). The historical financial statements prior to November 3, 1999 are those of BFST. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of BFST.

         LEM was initially incorporated in the State of Utah on January 7, 1986, under the name of Why Not?, Inc., ("Why Not"). On December 30, 1993, Why Not was dissolved as a Utah corporation and re-incorporated as a Nevada corporation. In December 1998, Why Not changed its name to Light Energy Management, Inc. On December 6, 1999, LEM changed its name to Forlink Software Corporation, Inc.

Note 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation.

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

         Foreign currency transactions during the year are translated into US$ at the exchange rates ruling at the transaction dates. Gain and loss resulting from foreign currency transactions are included in the statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into US$ at year-end exchange rates. When assets, liabilities and equity denominated in RMB are translated into US$, translation adjustments are included as a component of stockholders' equity.

         Exchange rates between US$ and RMB are fairly stable during the period presented. The rates ruling as of December 31, 1998 and 1999 are US$1: RMB8.27 and US$1: RMB8.28, respectively. Due to the stability of the exchange rates, there were no net adjustments in stockholders' equity.

Revenue Recognition

         Revenue from the sale of software is recognized when title of goods sold has passed to the buyers, which is usually at the time of delivery.

         Revenue from the provision of internet information services is recognized when the relevant services are provided.

Inventories

         Inventories are stated at the lower of cost or market. Cost of raw materials includes cost of purchase computed using the first-in-first-out method; cost of work-in-progress and finished goods includes cost of materials, direct labor and an appropriate proportion of production overheads that have been incurred inbringing the inventories to their present location and condition. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business after the balance sheet date or to management estimates based on prevailing market conditions.

Cash and Cash Equivalents

         Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Plant, Equipment and Depreciation

         Plant and equipment are stated at cost. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follows:

                                                  Estimated
                                                 useful life
                                                  (in years)
                                                 -----------
Computer equipment                                    5
Office equipment                                      5
Motor vehicle                                         5


         Maintenance, repairs and minor renewals are charged directly to the statement of operations as incurred. Additions and betterments to the plant and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the statement of operations.

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

Net Loss Per Common Share

         The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive.

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

New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Based on its current and planned future activities relative to derivative instruments, the Company believes that the adoption of SFAS No. 133 will not have a significant effect on its financial statements.

Note 3 - SUBSCRIPTION RECEIVABLE

         This represents subscription monies receivable in connection with the private placement of 4,000,000 shares of common stock of LEM prior to the reverse acquisition of BFST.

Note 4 - INVENTORIES

                   December 31,   December 31,
                       1999           1998
                   ------------   ------------
Raw materials      $        892   $         --
Work-in-progress         33,394             --
Finished goods               --             --
                   ------------   ------------
                   $     34,286   $         --
                   ------------   ------------

Note 5 - PLANT AND EQUIPMENT, NET

                                 December 31,   December 31,
                                     1999           1998
                                 ------------   ------------
Computer equipment               $     27,734   $     10,386
Office equipment                        2,046            877
Motor vehicle                          18,785         18,819

                                       48,565         30,082
Less: Accumulated depreciation          4,773             --
                                 ------------   ------------
                                 $     43,792   $     30,082
                                 ============   ============


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

Note 9 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

         During the year ended December 31, 1999 and the period ended December 31, 1998, BFST incurred lease expenses amounting to $1,861 and $nil, respectively. As of December 31, 1999, BFST had commitments under a non-cancelable operating lease expiring within one year amounting to $26,521.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ACCOUNTING AND FINANCIAL DISCLOSURE.

         There have been no disagreements with the Company's independent accountants over any item involving the Company's financial statements. Light Energy Management, Inc.'s independent accountant during 1998 was Smith & Company, Certified Public Accountants, 10 West 100 South, Suite 700, Salt Lake City, Utah 84101-1554.

         On January 4, 2000 the Company dismissed the independent accountant firm of Smith & Company and appointed BDO International as its new certified public accountants. The change in the accounting firms was the result of the Company's reorganization in November 1999. A Current Report on Form 8-K was filed on January 10, 2000 to report the change in the accountants. The Form 8-K is incorporated herein by reference.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         As of December 31, 1999 and as of the date of filing this report, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors were, and are, as follows:

Name                          Age     Position                                           Director Since
-------------------------- ---------- ---------------------------------------------- -----------------------
Liang Che                     35      Chief Executive Officer, Chief Financial           November 1999
                                      Officer and Director

Xiaoxia Zhao                  36      President, Chief Technology Officer and            November 1999
                                      Director

Jie Zhang                     34      Vice President, Manager of                         November 1999
                                      Technology Development Department
                                      and Director

Wei Song                      35      Director                                           November 1999

Michael Harrop                54      Director                                              May 1998

         The Company's directors are elected at the annual meeting of stockholders, or via an appropriate shareholder consent, and hold office until their successors are elected and qualified. The Company's officers are appointed annually by the Board of Directors and serve at the pleasure of the Board.

         LIANG CHE has been Chief Executive Officer, Chief Financial Officer and director of the Company since November 1999. During the period covering 1996 until 1998, he was President of Shenzhen Shen Pu Computer Co., Ltd. and developed the Shanghai railway ticketing system, which is the largest ticketing system in China. From 1992 to 1996, he was the General Manager of the Middle China/South West China District. Liang Che has a Masters Degree in Computer Science.

         XIAOXIA ZHAO has been Chairman, President, Chief Technical Officer and director of the Company since November 1999. During the period from January 1998 until October 1998, he was Vice President and Chief Technical Officer of GBS InfoTech. Co. From August 1997 to January 1998, he was Chief Engineer and in charge of technology management and the system integration department of Beijing Long Ma Software Development Co., Ltd. From 1996 until 1997, he was the leading engineer in charge of the Yahoo!Japan operation and support, cooperated with Panasonic to develop a specialized search engine, worked with Lotus on category and search system development and with Reuters and Daily News on news page developments. During the period from 1991 to 1996, he was a System Engineer with the Japan Itochu Group CRC Research Institute. Xiaoxia Zhao has a Masters Degree in Computer Science.

         JIE ZHANG has been Vice President, Manager of Technology Development Department and director of the Company since November 1999. From 1989 to 1998, Jie Zhang was Senior Engineer for South China Computer Co. and in charge of CEDGA monitor cards, iron temperature control ASIC chip development, network design for networks composed of SUN, SGI, and CISCO equipment. During the period from February 1995 until August 1996, he was sent to Japan to research international banking software system on the Fujitsu M series super computer. Jie Zhang has a Masters Degree in Computer Science.

         WEI SONG has been a director of the Company since November 1999. From 1995 until 1998, she was President of Yun Tiing International, Inc. an incharge computer imp/exp business. During the period covering 1986 to 1995, she was Manager of the computer department of Hong Kong Da Cang Co., Ltd. Wei Song has a Bachelors Degree in Computer Science.

         MICHAEL HARROP was President of the Company from May 1998 until November 1999 and is currently a director of the Company. Mr. Harrop is President of Harrop, Lees, Brown & Co. in Geneva Switzerland and for the past five years has been involved in venture capital activities. He is a director of Century Milestone S&T Co., Ltd. (formerly Haas Neuveux & Company), Advanced Lumitech, Inc. and Beach Couch, Inc. Mr. Harrop was educated at Cambridge University.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         Michael Harrop, by virtue of the unlimited personal guarantee accorded by him to Harrop & Cie. S.A., (formerly HF Trade & Finance S.A.) a Swiss venture capital company that became insolvent subsequent to having acted as guarantor of certain investments, underwent bankruptcy proceedings during 1994 in the District of Nyon, Switzerland. The bankruptcy procedure was closed without complaint or suit on December 22, 1995 by order of the President of the Tribunal of the District of Nyon, Switzerland.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information about compensation paid to, or accrued for the benefit of the Company's officers and directors during the years ended December 31, 1999, 1998 and 1997. This information includes amounts that were paid to the management of Beijing Forlink Software Technology Co., Inc. prior to the acquisition by the Company and amounts paid to such management after the acquisition. None of the Company's directors or executive officers earned more than $100,000 during the years ended December 31, 1999, 1998 and 1997.

                           Summary Compensation Table

                                                                   Annual Compensation
                                                       ---------------------------------------------
                  (a)                        (b)             (c)           (d)            (e)
                 Name                        Year                                        Other
                  And                       Ended                                       Annual
               Principal                   December        Salary         Bonus      Compensation
               Position                       31             ($)           ($)            ($)
---------------------------------------- ------------- ---------------- ----------- ----------------
Liang Che, CEO, CFO & Director               1999          $2,927          -0-            -0-
                                             1998            -0-           -0-            -0-
                                             1997            -0-           -0-            -0-

Xiaoxia Zhao, President & Director           1999          $2,905          -0-            -0-
                                             1998            -0-           -0-            -0-
                                             1997            -0-           -0-            -0-

Jie Zhang, Vice President, Manager of        1999          $1,561          -0-            -0-
Technological Development & Director         1998            -0-           -0-            -0-
                                             1997            -0-           -0-            -0-

Wei Song, Director                           1999            -0-           -0-            -0-
                                             1998            -0-           -0-            -0-
                                             1997            -0-           -0-            -0-

Michael Harrop, Director                     1999            -0-           -0-            -0-
                                             1998            -0-           -0-            -0-
                                             1997            -0-           -0-            -0-

                                                 Long Term Compensation
                                        --------------------------------------------
                                                   Awards                Payouts
                                        ----------------------------- --------------
           (a)                 (b)          (f)            (g)             (h)            (i)
           Name                Year     Restricted                                        All
           And                Ended        Stock          Shares           LTIP          Other
        Principal            December    Award(s)       Underlying       Payouts     Compensation
         Position               31          ($)          Options           ($)            ($)
--------------------------- ----------- ------------ ----------------- ------------- --------------
Liang Che, CEO, CFO &          1999         -0-            -0-             -0-            -0-
Director                       1998         -0-            -0-             -0-            -0-
                               1997         -0-            -0-             -0-            -0-

Xiaoxia Zhao, President &      1999         -0-            -0-             -0-            -0-
Director                       1998         -0-            -0-             -0-            -0-
                               1997         -0-            -0-             -0-            -0-

Jie Zhang, Vice                1999         -0-            -0-             -0-            -0-
President, Manager of          1998         -0-            -0-             -0-            -0-
Technological Development      1997         -0-            -0-             -0-            -0-
& Director

Wei Song, Director             1999         -0-            -0-             -0-            -0-
                               1998         -0-            -0-             -0-            -0-
                               1997         -0-            -0-             -0-            -0-

Michael Harrop, Director       1999         -0-            -0-             -0-            -0-
                               1998         -0-            -0-             -0-            -0-
                               1997         -0-            -0-             -0-            -0-


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of September 8, 2000, the stock ownership of each person known to the Company to be the beneficial owner of five percent (5%) or more of the Company's Common Stock, each executive officer and director individually and all executive and directors of the Company as a group.


                                                                         Percent Owned
            Name and Address of            Amount and Nature of         Beneficially and
              Beneficial Owner             Beneficial Ownership            of Record
                    (3)                            (1)                        (2)
  ------------------------------------- --------------------------- -------------------------
     Liang Che (4)                               5,812,500                   23.2%
     Zhong Zhi SRP Co
     Shen Nan Zhong RD Shnzhn
     Guang Dong Province
     China

     Xiaoxia Zhao (4)                            5,812,500                   23.2%
     231-2-501 Hui Xing Li
     Chao Yang District
     Beijing, China

     Wei Song (4)                                5,812,500                   23.2%
     18 Golden Star
     Irvine, CA 92604
     USA

                                                                         Percent Owned
           Name and Address of             Amount and Nature of         Beneficially and
            Beneficial Owner               Beneficial Ownership            of Record
                   (3)                             (1)                        (2)
  ------------------------------------- --------------------------- -------------------------
     Jei Zhang (4)                               1,312,500                    5.2%
     No. 21 Shiu Jun Nan Nie
     Guangzhou
     Guang Dong Province
     China

     Michael Harrop (4)                          1,200,000                    4.8%
     94 Rue de Lausanne, CH1202
     Geneva, Switzerland

     All officers and directors of               19,950,000                   79%
     the Company as a group (five
     persons)

----------

         (1) Unless otherwise indicated, all shares are directly owned and investing power is held by the persons named in the table.

         (2) Based upon 25,400,000 shares of Common Stock outstanding as of September 8, 2000.

         (3) Each individual named in the table is an officer or director of the Company.

         (4) All of the shares of Common Stock held by officers, directors and principal shareholders listed above are "restricted securities" and, as such, are subject to limitations on resale. The shares may be sold pursuant to Rule 144 of the Securities Act of 1933, as amended, under certain circumstances.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company entered into a modification agreement with Michael Harrop, d/b/a Harrop & Co. under the terms of which the Company agreed to modify the consideration for the issuance of 4,000,000 shares of the Company's common stock in May of 1998. Under the terms of this agreement, Mr. Harrop, an officer and director of the Company, executed a promissory note in favor of the Company in the amount of $275,000 and bore interest at the rate of 1 percent per annum. The note has since been paid in full.

         Other than described above, no officer, director, nominee for election as a director, or associate of such officer, director or nominee is or has been in debt to the Company during the last fiscal year.

         On November 3, 1999, the Company entered into a Plan of Reorganization with Beijing Shijiyonglian Ruanjian Jishu Youxian Gongsi (Beijing Forlink Software Technology Co. Ltd., (hereinafter "BFSTC"), under the terms of which BFSTC gained control of the Company. Pursuant to the Plan of Reorganization (the "Plan"), the Company acquired 100% of the issued and outstanding shares of BFSTC in exchange for 20,000,000 shares of restricted Common Stock of the Company. Under the terms of the Plan, Liang Che, Xiaoxia Zhao, and Wei Song were issued 5,812,500 shares each, and Jie Zhang was issued 1,312,500 shares.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit
Number                              Description

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

27                Financial Data Schedule. (Filed herewith.)

(b) Reports on Form 8-K

1. On November 18, 1999, the Company filed a Current Report on Form 8-K to describe the terms of the Plan of Reorganization dated November 3, 1999 regarding the acquisition of Beijing Shijiyonglian Ruanjian Jishu Youxian Gonsi ("Beijing Forlink Software Technology Co., Ltd.") by the Company.

2. On January 10, 2000, the Company filed a current report on Form 8-K to report that it had changed its independent accountants from Smith & Company to BDO International.

3. On January 18, 2000, the Company filed a current report on Form 8-K/A to provide the required financial statements in connection with the acquisition of Beijing Shijiyonglian Ruanjian Jishu Youxian Gongsi (Beijing Forlink Software Technology Co. Ltd.), which had been reported on a current report on Form 8-K, filed November 18, 1999.

4. On March 31, 2000, the Company filed a current report on Form 8-K/A-2 to describe an Addendum to the Plan of Reorganization that was filed with the initial current report on Form 8-K, filed November 18, 1999, regarding the acquisition of Beijing Shijiyonglian Ruanjian Jishu Youxian Gongsi (Beijing Forlink Software Technology Co. Ltd.).

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 18, 2000.

                                       FORLINK SOFTWARE CORPORATION, INC.


                                       By: /s/ Liang Che
                                          --------------------------------------
                                          Liang Che, Chief Executive Officer,
                                          Chief Financial and Accounting Officer
                                          and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                       By: /s/ Liang Che
                                          --------------------------------------
                                          Liang Che, Chief Executive Officer,
                                          Chief Financial and Accounting Officer
                                          and Director

                                       Date: September 18, 2000



                                       By: /s/ Xiaoxia Zhao
                                          --------------------------------------
                                          Xiaoxia Zhao, Director

                                       Date: September 18, 2000



                                       By: /s/ Jie Zhang
                                          --------------------------------------
                                          Jie Zhang, Director

                                       Date: September 18, 2000



                                       By: /s/ Wei Song
                                          --------------------------------------
                                          Wei Song, Director

                                       Date: September 18, 2000



                                       By: /s/ Michael Harrop
                                          --------------------------------------
                                          Michael Harrop, Director

                                       Date: September 18, 2000

                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------

    27                      Financial Data Schedule