Form 10QSB
period 2000-09-30
FORLINK SOFTWARE CORP INC
filed 2000-11-20
CIK 866458

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
               For the quarterly period ended September 30, 2000

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
        For the transition period from                to
                                       --------------    --------------
                            Commission file number: 33-55254-11

                       FORLINK SOFTWARE CORPORATION, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                NEVADA                                  87-0438458
  -------------------------------          --------------------------------
  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)


            FANG YUAN MANSION 9F, ZHONGGUANCUN SOUTH ROAD YI NO. 56,
                     HAIDIAN DISTRICT, BEIJING, PRC 100044
           ---------------------------------------------------------
                    (Address of principal executive offices)

                               011-8610 8802 6368
                          ---------------------------
                          (issuer's telephone number)

 FANG YUAN MANSION 9F, BAISHIQIAO ROAD NO. 54, HAIDIAN DISTRICT, BEIJING, CHINA
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF NOVEMBER 9, 2000, THE ISSUER HAD 25,400,000 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                     INDEX

                                                                                            PAGE
                                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
                                                                                             F-1
         Forlink Software Corporation, Inc.
         September 30, 2000 and 1999

                  Consolidated Balance Sheets
                  December 31, 1999 and
                  September 30, 2000 (unaudited)                                             F-2

                  Consolidated Statements of Operations
                  for the three months ended September 30, 2000 and 1999 (unaudited)
                  for the nine months ended September 30, 2000 and 1999 (unaudited)          F-3

                  Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 2000 and 1999 (unaudited)          F-4

                  Notes to Consolidated Financial Statements (unaudited)                  F-5 - F-7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS                                               2 - 4


PART II - OTHER INFORMATION                                                                   5


SIGNATURES                                                                                    6

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.






                      FORLINK SOFTWARE CORPORATION, INC.
                       UNAUDITED CONSOLIDATED CONDENSED
                             FINANCIAL STATEMENTS
                      FOR THE THREE AND NINE MONTHS ENDED
                          SEPTEMBER 30, 2000 AND 1999

                       FORLINK SOFTWARE CORPORATION, INC.

                          CONSOLIDATED BALANCE SHEETS


        (EXPRESSED IN US DOLLARS)

                                                     SEPTEMBER 30,      DECEMBER 31,
                                                          2000             1999
                                                     -------------      ------------
                                                      (UNAUDITED)        (AUDITED)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $   334,117        $   856,233
   Accounts receivable                                    54,933              1,690
   Other receivables, deposits and prepayments           185,091             17,044
   Inventories                                            99,517             34,286
                                                     -----------        -----------

     Total current assets                                673,658            909,253

PLANT AND EQUIPMENT, NET                                 210,023             43,792
DEFERRED EXPENSES                                        541,667                 --
                                                     -----------        -----------

TOTAL ASSETS                                         $ 1,425,348        $   953,045
                                                     ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $       145        $        --
   Amounts due to stockholders                            83,345            120,773
   Other payables and accrued expenses                   112,857            560,476
   Other taxes payable                                     4,930              1,100
                                                     -----------        -----------

     Total current liabilities                           201,277            682,349

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, par value $0.001 per share;
   100,000,000 shares authorized;
      25,400,000 (1999: 25,000,000)
          issued and outstanding                          25,400             25,000
Additional paid-in capital                             2,305,397            250,630
Accumulated losses                                    (1,106,726)            (4,934)
                                                     -----------        -----------

     Total shareholders' equity                        1,224,071            270,696
                                                     -----------        -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 1,425,348        $   953,045
                                                     ===========        ===========



See accompanying notes to unaudited consolidated condensed financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS



        (EXPRESSED IN US DOLLARS)

                                             THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                SEPTEMBER 30,                          SEPTEMBER 30,
                                      --------------------------------        --------------------------------
                                           2000               1999                2000                1999
                                      ------------        ------------        ------------        ------------
                                       (UNAUDITED)         (UNAUDITED)        (UNAUDITED)          (UNAUDITED)
NET SALES                             $    217,800        $     14,505        $    593,571        $     23,634

COST OF SALES                             (142,886)             (5,691)           (341,512)             (7,724)
                                      ------------        ------------        ------------        ------------

GROSS PROFIT                                74,914               8,814             252,059              15,910

SELLING EXPENSES                           (38,206)             (2,013)           (125,838)             (6,188)

GENERAL AND ADMINISTRATIVE
   EXPENSES                               (983,336)             (4,849)         (1,234,716)            (15,013)
                                      ------------        ------------        ------------        ------------

OPERATING INCOME/(LOSS)                   (946,628)              1,952          (1,108,495)             (5,291)

INTEREST INCOME                                831                 135               5,602                 826

OTHER INCOME, NET                               --                  --               1,101                  --
                                      ------------        ------------        ------------        ------------

INCOME/(LOSS) BEFORE INCOME TAX           (945,797)              2,087          (1,101,792)             (4,465)

PROVISION FOR INCOME TAX                        --                  --                  --                  --
                                      ------------        ------------        ------------        ------------

NET INCOME/(LOSS)                     $   (945,797)       $      2,087        $ (1,101,792)       $     (4,465)
                                      ============        ============        ============        ============

EARNINGS PER SHARE
   - BASIC AND DILUTED                $      (0.04)       $         --        $      (0.04)       $         --
                                      ============        ============        ============        ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING
   - BASIC AND DILUTED                  25,271,739          20,000,000          25,254,015          20,000,000
                                      ============        ============        ============        ============





See accompanying notes to unaudited consolidated condensed financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS


        (EXPRESSED IN US DOLLARS)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                           ------------------------------
                                                              2000               1999
                                                           -----------        -----------
                                                           (UNAUDITED)        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $(1,101,792)       $    (4,465)
      Adjustments to reconcile net loss
      to net cash used in operating activities
         Depreciation of plant and equipment                    16,803              7,738
         Non-cash compensation expense                         713,500                 --
      Change in:
         Accounts receivable                                   (53,243)              (179)
         Other receivables, deposits and prepayments          (168,047)               (43)
         Inventories                                           (65,231)           (13,217)
         Accounts payable                                          145                (65)
         Other payables and accrued expenses                    52,381               (399)
         Other taxes payable                                     3,830                 91
                                                           -----------        -----------

NET CASH USED IN OPERATING ACTIVITIES                         (601,654)           (10,539)

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of plant and equipment                      (183,034)           (31,004)
                                                           -----------        -----------

NET CASH USED IN INVESTING ACTIVITIES                         (183,034)           (31,004)

CASH FLOWS FROM FINANCING ACTIVITIES
      Loan received from a potential investor                       --             60,405
      Capital contribution by stockholder                      300,000                630
      Repayment to stockholders                                (37,428)                --

NET CASH PROVIDED BY FINANCING ACTIVITIES                      262,572             61,035

                                                           -----------        -----------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS          (522,116)            19,492

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               856,233             88,964
                                                           -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   334,117        $   108,456
                                                           ===========        ===========


SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT
  NON-CASH TRANSACTIONS
Loan from a potential investor capitalized                 $   500,000        $        --
Unamortized deferred expenses                              $   541,667        $        --



See accompanying notes to unaudited consolidated condensed financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial data as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 1999.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999, have been made. The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.


NOTE 2 - STOCK PLAN

On June 1, 2000, the stockholders of Company approved a plan of stock-based compensation incentives for selected eligible participants who are the staff and consultants of the Company. This plan is known as the "Forlink Software Corporation, Inc. Stock Plan" (the "Plan"). The total number of shares of common stock reserved for issuance by the Company either directly as stock awards or underlying options granted under this Plan shall not be more than 1,600,000. Under terms of the Plan, options can be issued to purchase shares of the Company's common stock. The Board of Directors shall determine the terms and conditions of each option granted to eligible participants, which terms shall be set forth in writing. The terms and conditions so set by the Board of Directors may vary from one eligible participant to another.

The Company will account for the options issued to employees using the intrinsic value method of accounting prescribed by the Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company will also provide the proforma disclosures required by SFAS No. 123, "Accounting for Stock Based Compensation".

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)


NOTE 2 - STOCK PLAN (CONTINUED)

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company repriced 337,000 stock options on September 21, 2000, and reduced the exercise price to $1 per share, the then-current market price of the stock. Under the Interpretation, the options are accounted for as variable from September 21, 2000 until the options are exercised, forfeited or expire unexercised. Because the market price of the Company's stock increased since September 21, 2000, the effect of adoption the Interpretation was to increase net loss for the quarter ended September 30, 2000 by $252,750 or $0.01 per share.


NOTE 3 - PAYMENTS MADE TO CONSULTANT AND ATTORNEYS
         IN STOCK AND OPTIONS

On June 1, 2000, a fee agreement was entered into between the Company and Futro and Tranernicht LLC, the corporate attorneys of the Company ("the Attorneys"). It is agreed that the Attorneys would accept as compensation from the Company in full for all legal services provided and to be provided from the date of June 1, 2000 to April 30, 2001, a fee consisting of the following:

(a)      100,000 shares of common stock of the Company; and

(b) options to acquire 100,000 shares of common stock of the Company, at an exercise price of $5.00 per share.

On July 20, 2000, 100,000 shares of common stock were issued to the Attorneys. Expense is recorded based on the fair value of the stock at grant date and recognized over the service period of the contract. $133,333 was recognized in the current period. Up to date, the options have not been issued to the Attorneys. However, on September 21, 2000, the terms of the agreement were changed to issue 500,000 options at $1. The value of the options is recognized as expense over the service period of the contract. The value of the options was determined using a Black Scholes model using the following assumptions:

        Expected life     :  6.25 years;
        Risk free rate    :  6%;
        Dividends         :  0;
        Volatility        :  85%.

$242,000 was recognized in the current period.

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)


NOTE 3 - PAYMENTS MADE TO CONSULTANT AND ATTORNEYS
         IN STOCK AND OPTIONS (CONTINUED)

On June 1, 2000, a consulting agreement was entered into between the Company and Netreach Studios, Ltd., a marketing consultant of the Company ("the Consultant"). The Consultant would accept as compensation from the Company in full for all consulting services to be provided from June 1, 2000 to May 31, 2004, a fee consisting of the following:

(c)      100,000 shares of common stock of the Company; and

(d) options to acquire 100,000 shares of common stock of the Company, at an exercise price of $5.00 per share.

On July 20, 2000, 100,000 shares of common stock were issued to the Consultant. Expense is recorded based on the fair value of the stock at grant date and recognized over the service period of the contract. $25,000 was recognized in the current period. Up to date, the options have not been issued to the Consultant. However, on September 21, 2000, the terms of the agreement were changed to issue 500,000 options at $1. The value of the options is recognized as expense over the service period of the contract. The value of the options was determined using a Black Scholes model using the following assumptions:

        Expected life     :    6.25 years;
        Risk free rate    :    6%;
        Dividends         :    0;
        Volatility        :    85%.

$60,417 was recognized in the current period.


NOTE 4 - CAPITAL CONTRIBUTION

The Company has a plan to raise $2,000,000 through the sales of 200,000 shares of its common stock at $4.00 per share to an investor and the investor would also receive warrants to purchase 200,000 shares of common stock at $6.00 per share. As of December 31, 1999, $500,000 has been received from the investor in this offering. During the period ended September 30, 2000, $300,000 was received from the investor. On July 19, 2000, the Company issued 200,000 shares of its common stock to the investor. Accordingly, $800,000 was capitalized as common stock and additional paid-in-capital as of the period end.

ITEM 2.

                       FORLINK SOFTWARE CORPORATION, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

(Expressed in US Dollars)

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

As discussed in the Company annual report filed on Form 10-KSB, on November 3, 1999, the Company completed the reverse acquisition of Beijing Forlink Software Technology Co. Ltd. ("BFST"). 100% of the registered share capital of BFST was acquired by the Company, in exchange for 20,000,000 shares of the Company's $0.001 par value common stock, plus cash consideration of Renminbi (RMB) 1,000,000. After issuing 20,000,000 shares of the common stock to the original owners of BFST, the Company had a total of 25,000,000 shares of common stock issued and outstanding. On December 6, 1999, the Company's name was changed to Forlink Software Corporation, Inc. ("Forlink"). The Company is engaged in the internet software system development business, and the internet vertical portal business. The business of BFST has become the business of the Company.

During the quarter ended September 30, 2000, the Company issued 400,000 shares of common stock. Hence, the total shares of common stock have been increased to 25,400,000 as of September 30, 2000.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 compared to Three Months Ended September 30, 1999, and Nine Months Ended September 30, 2000 compared to Six Months End September 30, 1999

                    THREE MONTHS ENDED                 NINE MONTHS ENDED
             SEP. 30, 2000     SEP. 30, 1999    SEP. 30, 2000     SEP. 30, 1999
             -------------     -------------    -------------     -------------
NET SALES       $217,800         $ 14,505          $593,571          $ 23,634

Net sales were derived principally from Forlink brand "For-Series" internet software tools sales and internet software system integration.

Net sales of $217,800 in the September quarter of fiscal year 2000 increased by 1402% over the third quarter of fiscal year 1999.

The revenue growth was primarily attributable to marketing efforts and increased "For-Series" brand awareness. Our "For-Series" internet software tools can support our customers to build a business web site within a short period of time. Our "For-Series" internet software tools are accepted by a considerable number of customers in the People's Republic of China ("PRC"), such as Legend Computer Co., Ltd., Chinese.com, Zhaodaola.com, Industrial and Commercial Bank of China, newpalm.com, palm365.com, ccidnet.com, fm365.com, http://www.95950.com, etc.

On a year to date basis, net sales in the first nine months of the fiscal year 2000 totaled $593,571, an increase of 2411% over the first nine months of the fiscal year 1999. The significant revenue growth was driven by the demand for the Company's products.

During the third quarter of 2000, the Company mainly expanded the functions of "For-Mail" and "For-Search". Both of these products received a "Five Star Product" rating (the highest possible rating), by "PC COMPUTING" Magazine.

Cost of sales consisted principally of salary for internet technicians, costs of promotion, system sales and integration, rent of office, depreciation and other associated costs relating to the delivery of services.

Cost of sales of $142,886 in the September quarter of fiscal year 2000 increased by 2411% over the third quarter of fiscal year 1999. On a year to date basis, cost of sales in the first nine months of the fiscal year 2000 totaled $341,512, an increase of 4321% over the first nine months of the fiscal year 1999.

The increase in cost of sales was driven by the increase in the purchases of computer related components from third party and increase in the level of sales. As above mentioned, the Company was in the initial development stage during the comparable period.

Selling expenses of $38,206 in the September quarter of fiscal year 2000 increased by 1798% over the third quarter of fiscal year 1999. On a year to date basis, selling expenses in the first nine months of fiscal year 2000 totaled $125,838, an increase of 1934% over the first nine months of the fiscal year 1999. The increase in selling expenses was attributable to the increase in headcount number of the departments of sales and customers service. As well, the Company has increased staff salary to a competitive market level.

General and administrative expenses of $983,336 in the third quarter of fiscal year 2000 increased by 20,179% over the third quarter of fiscal year 1999. On a year to date basis, G&A expenses in the first nine months of fiscal year 2000 totaled $1,234,716, an increase of 8,124% over the first nine months of the fiscal year 1999. The increase in general and administrative expenses was because of substantial non-cash compensation expenses (described below), in addition to the increase in salary of employees at the management level, and increased rental expenses of $70,735 and advertising expenses of approximately $89,715 during this quarter. The number of employees was increased from 15 as of September 30, 1999 to 60 as of September 30, 2000. The Company has also taken an aggressive marketing strategy such as launching a net flash program on China Central TV channel and other 12 TV channels. In order to recruit experienced computer engineers/technicians, the Company has to increase the staff salary to a competitive market level.

Included in the G&A expenses for the quarter ended September 30, 2000 were $713,500, in non-cash compensation expenses incurred as a result of the accounting effect of granting and repricing certain stock options and the issuance of shares for services. The details are as follows:

         1. On June 1, 2000 the Company established a plan of stock-based compensation incentives for selected eligible participants who are the staff and consultants of the Company. The accounting effect in connection with the grant of 337,000 stock options was to recognize an aggregate of $252,750 in compensation expense in the current quarter.

         2. On June 1, 2000, the Board of Directors authorized the issuance of an aggregate of 200,000 shares to two consultants as compensation for future services. These shares were issued in July 2000. Compensation expenses were recorded based on the fair value of the stock at grant date and recognized over the service period of the service agreements with the consultants. As a result, an aggregate of $158,333 in compensation expense was recognized in the current quarter income statement.

         3. On September 21, 2000, outstanding options were repriced to an exercise price of $1.00 per share, and an additional 1,000,000 options were granted, also with an exercise price of $1.00 per share. As a result, an aggregate of $302,417 in compensation expense was recognized during this quarter.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had $334,117 in cash on hand, and a working capital surplus of $472,381. However, due to the rapid growth of the Company, additional capital may be required. In order for the Company to meet its continuing cash requirements and to successfully implement its growth strategy, the Company will need to rely on increased future revenues and/or will require additional financing. In the event additional financing is required, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

COMPETITION

As an internet software tools development Company, the Company stands in a unique position in the growing internet market in Peoples' Republic of China ("PRC"). The Company has developed "For-Series" internet tools, "For-Mail", "For-Search" etc. All the products are used by a considerable number of reputable companies in the PRC. In order to solidify our products' leading market position, more resource will be allocated to the product developments.

MANAGEMENT OF GROWTH

If the Company is successful in implementing its growth strategy, the Company believes it can undergo a period of rapid growth. The Company will focus on "For-Mail" and "For-Search" development and marketing promotion. The Company will develop "For-Mail" and "For-Search" in depth and, based on these two products, develop software application for users in the finance and banking industrial sector and certain government departments such as the Public Security Bureau. The Company has integrated the SMS and WAP to its "For-Mail" and "For-Search". The new system has been implemented on two influential wireless sites in the PRC. The Company also begins to develop UMS system in the current quarter (Unified Message System).

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - None.

ITEM 2.  CHANGES IN SECURITIES.

         On September 19, 2000, the Company filed a Form 8-A which registered its $.001 par value common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         The Company held its Annual Meeting of Stockholders on October 20, 2000. Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. The matters voted upon and the results thereof were as follows:

         1. Election of the following individuals to serve as Directors until their successors are duly elected and qualified:
                  Xiaoxia Zhao, Liang Che, Wei Song, Jie Zhang, Michael Harrop, Ma Shengli, and Huakang He:

                  For                      Against                  Abstain
                  ---                      -------                  -------
                  21,320,577               100                      2,300

         2. Ratify the appointment of BDO International as the independent auditors for the current fiscal year:

                  For                      Against                  Abstain
                  ---                      -------                  -------
                  21,320,577               2,950                    450

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


                                           FORLINK SOFTWARE CORPORATION, INC.


                                           By:  /s/ Liang Che
                                                --------------------------------
                                                Liang Che, CEO and CFO


Date: November 16, 2000

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