Form 10QSB/A
period 2000-09-30
FORLINK SOFTWARE CORP INC
filed 2001-02-05
CIK 866458

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-QSB/A-1

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
               For the quarterly period ended September 30, 2000

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
        For the transition period from                to
                                       --------------    --------------
                            Commission file number: 0-18731

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


            FANG YUAN MANSION 9F, ZHONGGUANCUN SOUTH STREET YI NO. 56,
                     HAIDIAN DISTRICT, BEIJING, PRC 100044
           ---------------------------------------------------------
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF JANUARY 29, 2001, THE ISSUER HAD 25,470,000 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.

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

                       FORLINK SOFTWARE CORPORATION, INC.

                          CONSOLIDATED BALANCE SHEETS


        (EXPRESSED IN US DOLLARS)

                                                     SEPTEMBER 30,      DECEMBER 31,
                                                          2000             1999
                                                     -------------      ------------
                                                      (UNAUDITED)        (AUDITED)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $   334,117        $   856,233
   Accounts receivable                                    54,933              1,690
   Other receivables, deposits and prepayments           185,091             17,044
   Inventories                                            99,517             34,286
                                                     -----------        -----------

     Total current assets                                673,658            909,253

PLANT AND EQUIPMENT, NET                                 210,023             43,792
                                                     -----------        -----------

TOTAL ASSETS                                         $   883,681        $   953,045
                                                     ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $       145        $        --
   Amounts due to stockholders                            83,345            120,773
   Other payables and accrued expenses                   112,857            560,476
   Other taxes payable                                     4,930              1,100
                                                     -----------        -----------

     Total current liabilities                           201,277            682,349

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, par value $0.001 per share;
   100,000,000 shares authorized;
      25,400,000 (1999: 25,000,000)
          issued and outstanding                          25,400             25,000
Additional paid-in capital                             1,763,730            250,630
Accumulated losses                                    (1,106,726)            (4,934)
                                                     -----------        -----------

     Total shareholders' equity                          682,404            270,696
                                                     -----------        -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $   883,681        $   953,045
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

ITEM 2.

                       FORLINK SOFTWARE CORPORATION, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

(Expressed in US Dollars)

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB/A-1. Except for the historical information contained herein, the discussion in this Form 10-QSB/A-1 contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB/A-1 should be read as being applicable to all related forward statements wherever they appear in this Form 10-QSB/A-1. The Company's actual results could differ materially form those discussed here.

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


Date: February 5, 2001

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