Form 10KSB
period 2000-12-31
FORLINK SOFTWARE CORP INC
filed 2001-04-13
CIK 866458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                                     For the fiscal year ended December 31, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                       For the transition period from:           to
                                                       ---------    ---------

                         Commission file number: 0-18731
                                                 -------

                       FORLINK SOFTWARE CORPORATION, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

 NEVADA                                                                         84-0438458
-------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)       (IRS Employer Identification No.)

FANG YUAN MANSION 9F, ZHONGGUANCUN SOUTH STREET YI NO. 56, HAIDIAN DISTRICT, BEIJING CHINA     100044
-------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                     (Zip Code)

Issuer's telephone number: 011-8610-88026368
                           -----------------

Securities registered under Section 12(b) of the Exchange Act: None
                                                               ----

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 par value
-----------------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $728,477.
                                                                  ---------

         As of March 23, 2001 the aggregate market value of the Common Stock held by non-affiliates, approximately 6,195,000 shares of Common Stock, was approximately $1,486,800 based on an average of the bid and ask prices of approximately $.24 per share of Common Stock on such date.

         The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of March 23, 2001 was 25,470,000 shares.

         DOCUMENTS INCORPORATED BY REFERENCE:            None.

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

Business of the Company

         The Company's business is now focused in developing network software and provide system integration services. The Company also owns www.softhouse.com.cn, which is one of the biggest portal sites in China, All of the Company's business is conducted in the People's Republic of China.

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

         Employees

         The Company currently has approximately 46 employees, of which all 46 are full-time.


ITEM 2. DESCRIPTION OF PROPERTY.

         The Company currently owns no real property and rents its facilities in Beijing, China. It presently leases space at Fang Yuan Mansion 9F, Zhongguancun South Street Yi No. 56, Haidian District in Beijing, China.

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


ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

         The Company did not submit any matters to a vote of the shareholders in the fourth quarter of 2000.

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

         The following table sets forth the range of high and low bid prices for the Company's Common Stock for each quarterly period indicated, as reported by the NASDAQ's Historical Research Department. Quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual trades.

                                  Common Stock

Quarter Ended                       High Bid        Low Bid
-------------                      ----------     ----------

December 31, 2000                  $    1.968     $   0.1875
September 30, 2000                 $   4.9375     $     1.01
June 30, 2000                      $     9.50     $    4.406
March 31, 2000                     $    23.50     $     7.25

December 31, 1999                  $    8.125     $   0.0313
September 30, 1999                 $     0.10     $     0.02
June 30, 1999                      $     0.09     $     0.05
March 31, 1999                     $     2.00     $    0.035


         Holders

         As of March 23, 2001, there were 25,470,000 shares of the Company's common stock outstanding held of record by approximately 831 persons (not including beneficial owners who hold shares at broker/dealers in "street name").

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

         The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here.

         As discussed in the Company annual report filed on Form 10-KSB for year end December 31, 1999, on November 3, 1999, the Company completed the reverse acquisition of Beijing Forlink Software Technology Co. Ltd. ("BFST"). After the reverse acquisition, the Company had a total of 25,000,000 shares of common stock issued and outstanding. On December 6, 1999, the Company's name was changed to Forlink Software Corporation, Inc. ("Forlink"). The Company is engaged in the network software development and providing system integration services. The Company also owns www.softhouse.com.cn, which is one of the biggest vertical portal sites in China. The business of BFST has become the business of the Company. As of March 31, 2001, there are 25,470,000 shares of common stock outstanding.

         Results of Operations

         Twelve Months Ended December 31, 2000 compared to Twelve Months Ended December 31, 1999.

                                     TWELVE MONTHS ENDED
                            DECEMBER 31, 2000       DECEMBER 31, 1999
                            -----------------       -----------------
         NET SALES               $728,477                $67,238

         Net sales were derived from Forlink brand "For-Series" internet software tools sales, computer hardware sales and internet software system integration services. Net sales of $728,477 for fiscal year ended December 31, 2000 increased by 983% over fiscal year ended December 31, 1999.

         The revenue growth was primarily attributable to marketing efforts and increased "For-Series" brand awareness. Our "For-Series" internet software tools can support our customers to build a business web site within a short period of time. Our "For-Series" internet software tools are accepted by a considerable number of customers in the People's Republic of China ("PRC"), such as Legend Computer Co., Ltd., Chinese.com, Zhaodaola.com, tom.com, Industrial and Commercial Bank of China, newpalm.com, palm365.com, ccidnet.com, fm365.com, http://www.95950.com, etc.

         During the fiscal year 2000, the Company mainly expanded the functions of "For-Mail" and "For-Search". Both of these products received a "Five Star Product" rating (the highest possible rating), by "PC COMPUTING" Magazine.

         Cost of sales consisted principally of salary for internet technicians, costs of promotion, system sales and integration, rent of office, depreciation and other associated costs relating to the delivery of services.

         Cost of sales of $385,719 for fiscal year ended 2000 increased by 2,143% over the fiscal year ended 1999. The increase in cost of sales was driven by the increase in the purchases of computer related components from third party and increase in the level of sales. As above mentioned, the Company was in the initial development stage during the comparable period.

         Selling expenses of $135,256 for fiscal year ended 2000 increased by 1,404% over fiscal year ended 1999. The increase in selling expenses was attributable to the increase in headcount number of the departments of sales and customers service. As well, the Company has increased staff salary to a competitive market level.

         General and administrative ("G&A") expenses of $1,062,792 for fiscal year ended 2000 increased by 2,494% over fiscal year ended 1999. On a year to date basis, G&A expenses for fiscal year ended 2000 totaled $1,062,792, an increase of 2,594% over fiscal year ended 1999. The increase in G&A expenses was because of substantial non-cash compensation expenses (described below), in addition to the increase in salary of employees at the management level, and increased rental expenses of $137,984 and advertising expenses of approximately $178,739 during the year 2000. The number of employees was increased from 15 as of December 31, 1999 to 50 as of December 31, 2000. The Company has also taken an aggressive marketing strategy such as launching a net flash program on China Central TV channel and other 12 TV channels. In order to recruit experienced computer engineers/technicians, the Company has to increase the staff's salary to a competitive market level.

         Included in the G&A expenses for fiscal year ended December 31, 2000 were $331,771 in non-cash compensation expenses incurred as a result of the accounting effect of granting and repricing certain stock options and the issuance of shares for services under the "Forlink Software Corporation, Inc. Stock Plan."

      Liquidity and Capital Resources

         During the fiscal year ended December 31, 2000, the Company used $221,402 to acquire plant and equipment.

         During the fiscal year ended December 31, 2000, $262,572 (net) was provided by financing activities.

         As of December 31, 2000, the Company had $202,631 cash on hand, and a working capital surplus of $209,599. However, due to the rapid growth of the Company, additional capital may be required. In order for the Company to meet its continuing cash requirements and to successfully implement its growth strategy, the Company will need to rely on increased future revenues and/or will require additional financing. In the event additional financing is required, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

      Competition

         As an internet software tools development company, the Company stands in a unique position in the growing internet market in the PRC. The Company has developed "For-Series" internet tools, "For-Mail", "For-Search" etc. All the products are used by a considerable number of reputable companies in the PRC. In order to solidify our products' leading market position, more resources will be allocated to the product developments.

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

      Acquisition of Slait

         The Company is in the process of acquiring SLAIT, which is a leading AIT (Application Integration Technology) company in China. SLAIT was founded in January of 1998 and specializes in large volume transaction processing software for network such as mobile phone billing and band operation. SLAIT's unaudited revenues for year end 2000 were approximately $3,000,000. The combination with

SLAIT allows the Company to bid for larger integration contracts. Subject to shareholder approval, the Company has proposed to acquire SLAIT from SLAIT's shareholders in exchange for 59,430,000 shares of Common Stock of the Company and approximately US$140,000.

      New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of the standard did not affect the Company's financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101). SAB 101, as amended, summarizes and clarifies certain existing accounting principles for the recognition and classification of revenues in the financial statements. The adoption of SAB 101 did not have any effect on the Company's financial statements.


ITEM 7. FINANCIAL STATEMENTS.

         The information required by Item 7 and an index thereto commences on page F-1, which pages follow this page.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On January 4, 2000 the Company dismissed the independent accountant firm of Smith & Company and appointed BDO International as its new certified public accountants. The change in the accounting firms was the result of the Company's reorganization in November 1999. A Current Report on Form 8-K was filed on January 10, 2000 to report the change in the accountants.

                       FORLINK SOFTWARE CORPORATION, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                                                                      PAGES
Report of Independent Auditors                                         F-1

Consolidated Balance Sheets                                            F-2

Consolidated Statements of Operations                                  F-3

Consolidated Statements of Stockholders' Equity                        F-4

Consolidated Statements of Cash Flows                                  F-5

Notes to Consolidated Financial Statements                          F-6 - F-15

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors of
Forlink Software Corporation, Inc.


We have audited the accompanying consolidated balance sheets of Forlink Software Corporation, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forlink Software Corporation, Inc. as of December 31, 2000 and 1999 and the results of its consolidated operations and cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles in the United States of America.




BDO INTERNATIONAL

Hong Kong, February 13, 2001

                       FORLINK SOFTWARE CORPORATION, INC.

                           CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)


                                                               DECEMBER 31,     DECEMBER 31,
                                                                  2000             1999
                                                               ------------     ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                    $   202,631      $   856,233
  Accounts receivable                                               40,392            1,690
  Other receivables, deposits and prepayments (Note 4)             172,747           17,044
  Inventories (Note 5)                                              37,297           34,286
                                                               -----------      -----------

  Total current assets                                             453,067          909,253

PLANT AND EQUIPMENT, NET (Note 6)                                  227,690           43,792
                                                               -----------      -----------

TOTAL ASSETS                                                   $   680,757      $   953,045
                                                               ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Amounts due to stockholders (Note 7)                         $    83,345      $   120,773
  Other payables and accrued expenses (Note 8)                     144,093          560,476
  Other taxes payable (Note 9)                                      16,030            1,100
                                                               -----------      -----------

  Total current liabilities                                        243,468          682,349
                                                               -----------      -----------


COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY
  Common stock, par value $0.001 per share;
    100,000,000 shares authorized; 25,400,000 and
    25,000,000 shares issued and outstanding, respectively          25,400           25,000
  Additional paid-in capital                                     1,382,001          250,630
  Accumulated losses                                              (970,112)          (4,934)
                                                               -----------      -----------

  Total stockholders' equity                                       437,289          270,696
                                                               -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   680,757      $   953,045
                                                               ===========      ===========


See accompanying notes to consolidated financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in US Dollars)


                                                   YEAR ENDED        YEAR ENDED
                                                  DECEMBER 31,      DECEMBER 31,
                                                       2000            1999
                                                  ------------      ------------
NET SALES                                         $    728,477      $     67,238

COST OF SALES                                         (385,719)          (17,200)
                                                  ------------      ------------

GROSS PROFIT                                           342,758            50,038

SELLING EXPENSES                                      (135,256)           (8,992)

GENERAL AND ADMINISTRATIVE EXPENSES                 (1,062,792)          (40,975)

RESEARCH AND DEVELOPMENT EXPENSES                     (120,497)               --
                                                  ------------      ------------

OPERATING (LOSS)/INCOME                               (975,787)               71

INTEREST INCOME                                          7,943             1,432

OTHER INCOME, NET                                        2,666                10
                                                  ------------      ------------

(LOSS)/INCOME BEFORE INCOME TAX                       (965,178)            1,513

PROVISION FOR INCOME TAX (NOTE 11)                          --                --
                                                  ------------      ------------

NET (LOSS)/INCOME                                 $   (965,178)     $      1,513
                                                  ============      ============

EARNINGS/(LOSS) PER SHARE - BASIC AND DILUTED     $      (0.04)     $         --
                                                  ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

    - BASIC                                         25,237,808        20,833,000
                                                  ============      ============

    - DILUTED                                       25,237,808        20,833,000
                                                  ============      ============


See accompanying notes to consolidated financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in US Dollars)


                                  COMMON STOCK
                           --------------------------
                             NUMBER                         ADDITIONAL                                           TOTAL
                               OF                            PAID-IN       SUBSCRIPTION      ACCUMULATED     STOCKHOLDERS'
                             SHARES          AMOUNT          CAPITAL        RECEIVABLE          LOSSES          EQUITY
                           -----------     -----------     -----------     ------------      -----------     ------------
Balance,
  November 11, 1998                 --     $        --     $        --      $        --      $        --      $        --
Issuance of common
  stock to BFST's
  stockholders              20,000,000          20,000         100,773               --               --          120,773
Net loss                            --              --              --               --           (6,447)          (6,447)
                           -----------     -----------     -----------      -----------      -----------      -----------

Balance,
  December 31, 1998         20,000,000          20,000         100,773               --           (6,447)         114,326
Return of capital to
  BFST's stockholders               --              --        (120,773)              --               --         (120,773)
Issuance of common
  stock in connection
  with reverse
  acquisition (Note 1)       5,000,000           5,000         270,630         (275,000)              --              630
Payment of
  subscription
  receivable (Note 3)               --              --              --          275,000               --          275,000
Net income                          --              --              --               --            1,513            1,513
                           -----------     -----------     -----------      -----------      -----------      -----------

Balance,
  December 31, 1999         25,000,000          25,000         250,630               --           (4,934)         270,696
Issuance of common
  stock (Note 8)               200,000             200         799,800               --               --          800,000
Issuance of common
  stock in connection
  with compensation
  payments (Note 12)           200,000             200         276,883               --               --          277,083
Issuance of options
  to consultants/lawyers            --              --          54,688               --               --           54,688
Net loss                            --              --              --               --         (965,178)        (965,178)
                           -----------     -----------     -----------      -----------      -----------      -----------

Balance,
  December 31, 2000         25,400,000     $    25,400     $ 1,382,001      $        --      $  (970,112)     $   437,289
                           ===========     ===========     ===========      ===========      ===========      ===========

See accompanying notes to consolidated financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                (Decrease)/Increase in Cash and Cash Equivalents

(Expressed in US Dollars)


                                                             YEAR ENDED     YEAR ENDED
                                                            DECEMBER 31,   DECEMBER 31,
                                                                2000           1999
                                                            ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)/income                                          $(965,178)     $   1,513
  Adjustments to reconcile net (loss)/income to net cash
    (used in)/provided by operating activities
    Depreciation of plant and equipment                         37,504          4,773
    Non-cash compensation expenses                             331,771             --
    Changes in:
      Accounts receivable                                      (38,702)        (1,690)
      Other receivables, deposits and prepayments             (155,703)       (17,016)
      Inventories                                               (3,011)       (34,286)
      Other payables and accrued expenses                       83,617         55,756
      Other taxes payable                                       14,930          1,072
                                                             ---------      ---------
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES           (694,772)        10,122
                                                             ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of plant and equipment                          (221,402)       (18,483)
                                                             ---------      ---------
NET CASH USED IN INVESTING ACTIVITIES                         (221,402)       (18,483)
                                                             ---------      ---------
Cash flows from financing activities
  Payment of subscription of common stock                      300,000        275,000
  Monies received from potential investor                           --        500,000
  Capital contribution by stockholder                               --            630
  Repayment to stockholders                                    (37,428)            --
                                                             ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      262,572        775,630
                                                             ---------      ---------
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS          (653,602)       767,269

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 856,233         88,964
                                                             ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $ 202,631      $ 856,233
                                                             =========      =========
SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT
  NON-CASH TRANSACTIONS
  Loan from potential investor capitalized                   $ 500,000      $      --
                                                             =========      =========


See accompanying notes to consolidated financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Beijing Forlink Software Technology Co., Ltd. ("BFST") was established in the People's Republic of China (the "PRC") on November 11, 1998 as a limited liability company. It commenced operations in May 1999. The principal activities of BFST are the provision of computer software consultancy and engineering services and the development and sale of computer software in the PRC. As a part of computer consultancy and engineering services, sale of computer hardware is also a significant business to the Company.

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

LEM was initially incorporated in the State of Utah on January 7, 1986, under the name of Why Not?, Inc. ("Why Not"). On December 30, 1993, Why Not was dissolved as a Utah corporation and re-incorporated as a Nevada corporation. In December 1998, Why Not changed its name to Light Energy Management, Inc. On December 6, 1999, LEM changed its name to Forlink Software Corporation, Inc. ("the Company").


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

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The functional currency of the Company is US$ and the financial records are maintained and the financial statements prepared in US$. The functional currency of BFST is Renminbi (RMB) and the financial records are maintained and the financial statements are prepared in RMB.

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

Exchange rates between US$ and RMB are fairly stable during the year presented. The rates ruling as of December 31, 1999 and 2000 are US$1 : RMB8.28 and US$1 :
RMB8.28, respectively. Due to the stability of the exchange rates, there were no net adjustments in stockholders' equity.

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES - CONTINUED

REVENUE RECOGNITION

Revenue from software sales is recognised when all shipment obligations have been met, fees are fixed and determinable, collection of sales proceeds is deemed probable and persuasive evidence of an arrangement exists.

In particular, revenue from provision of computer consultancy and engineering services is recognised when services are rendered in stages as separate identifiable phases of a project are completed.

The sale of computer hardware is recognised as revenue on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed.

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

PLANT, EQUIPMENT AND DEPRECIATION

Plant and equipment are stated at cost. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follows:

                                             ESTIMATED
                                            USEFUL LIFE
                                             (IN YEARS)
                                            -----------
Computer equipment                               5
Office equipment                                 5
Motor vehicle                                   5-10
Leasehold improvements                    Over lease term

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES - CONTINUED

PLANT, EQUIPMENT AND DEPRECIATION - CONTINUED

Maintenance, repairs and minor renewals are charged directly to the statement of operations as incurred. Additions and betterment to plant and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the statement of operations.

ADVERTISING COSTS

All advertising costs incurred in the promotion of the Company's products and services are expensed as incurred.

PROJECT AND COMPUTER SOFTWARE DEVELOPMENT COSTS

In accordance with SFAS No. 86 "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" software development costs are expensed as incurred until technological feasibility in the form of a working model has been established. Deferred software development costs will be amortized over the estimated economic life of the software once the product is available for general release to customers. For the current products, the Company determined that technological feasibility was reached at the point in time it was available for general distribution. Therefore, no costs were capitalized.

LONG-LIVED ASSETS

The Company periodically reviews their long-lived assets for impairment based upon the estimated future cash flows expected to result from the use of the asset and its eventual disposition. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the asset is written down to its net realizable value.

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

(Expressed in US Dollars)

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES - CONTINUED

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash, accounts receivable and other payables and accrued expenses approximate their fair values as of December 31, 2000 and 1999 because of the relatively short-term maturity of these instruments.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of the standard did not affect the Company's financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101, as amended, summarizes and clarifies certain existing accounting principles for the recognition and classification of revenues in the financial statements. The adoption of SAB 101 did not have any effect on the Company's financial statements.


NOTE 3 - SUBSCRIPTION RECEIVABLE

This represents subscription monies receivable in connection with the private placement of 4,000,000 shares of common stock of LEM prior to the reverse acquisition of BFST. The monies were fully received in December 1999.

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)


NOTE 4 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

                        DECEMBER 31,    DECEMBER 31,
                           2000            1999
                        ------------    ------------
Other receivables        $ 75,397        $     36
Deposits                      996           4,469
Prepayments                96,354          12,539
                         --------        --------
                         $172,747        $ 17,044
                         ========        ========

NOTE 5 - INVENTORIES

                      DECEMBER 31,   DECEMBER 31,
                          2000           1999
                      ------------   ------------
Raw materials           $37,297        $   892
Work-in-progress             --         33,394
Finished goods               --             --
                        -------        -------
                        $37,297        $34,286
                        =======        =======


NOTE 6 - PLANT AND EQUIPMENT, NET

                                     DECEMBER 31,    DECEMBER 31,
                                        2000            1999
                                     ------------    ------------
Computer equipment                    $ 97,158        $ 27,734
Office equipment                        69,588           2,046
Motor vehicle                           67,341          18,785
Leasehold improvement                   35,880              --
                                      --------        --------
                                       269,967          48,565
Less: Accumulated depreciation          42,277           4,773
                                      --------        --------
                                      $227,690        $ 43,792
                                      ========        ========

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 7 - AMOUNTS DUE TO STOCKHOLDERS

The amounts represent cash consideration payable to the original investors of BFST in connection with the reverse acquisition of BFST by the Company. These investors became the major stockholders of the Company following the reverse acquisition.


NOTE 8 - SUBSCRIPTION OF COMMON STOCK

The Company has a plan to raise $2,000,000 through the sale of 200,000 shares of its common stock at $4.00 per share to an investor and the investor would also receive warrants to purchase 200,000 shares of common stock at $6.00 per share. Other payables and accrued expenses at December 31, 1999 included $500,000 non-refundable monies received from the investor in this offer. During the year of 2000, an additional $300,000 was received from the investor. On July 19, 2000, the Company issued 200,000 shares of its common stock to the investor. Accordingly, $800,000 was capitalized as common stock and additional paid-in-capital.


NOTE 9 - OTHER TAXES PAYABLE

Other taxes payable comprise mainly Valued-Added Tax ("VAT") and Business Tax ("BT"). VAT is charged at rates of 6% to 17% on the selling price of BFST's products. BT is charged at a rate of 5% on the revenue from the provision of software consultancy services. Since September 2000, in accordance with relevant PRC tax regulation, all of the Company's operating income becomes subject to VAT of a rate of 17%. However, since then the Company enjoys a beneficial tax treatment as a high-tech company. Accordingly, the effective VAT tax rate would be around 3%.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASE COMMITMENT

During the year ended December 31, 2000 and 1999, BFST incurred lease expenses amounting to $137,570 and $1,861 respectively. As of December 31, 2000, the Company had commitments under non-cancellable operating lease expiring in excess of one year amounting to $282,346. Rental payments for each of the succeeding periods are:

January 1, 2001 to December 31, 2001        $242,011
January 1, 2002 to December 31, 2002          40,335
                                            --------
                                            $282,346
                                            ========

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 11 - INCOME TAX

Pursuant to an approval document dated June 23, 1999 issued by the Beijing Tax Bureau, BFST, being a "New Technology Enterprise" is eligible to full exemption from PRC Corporate Income Tax for a period of 3 years commencing January 1, 1999, followed by a 50% reduction from the years from 2003 to 2005.

No provision for deferred taxation has been made as there is no material temporary difference at the balance sheet date.


NOTE 12 - STOCK PLAN

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

The following table summarizes the activity on stock options under the stock plan:

                                                                                         Weighted Average
                                                               Number of shares           Exercise Price
                                                               ----------------          ----------------
Outstanding at December 31, 1999                                          0                        0
Granted                                                           1,968,000                    $2.28
Exercised                                                                 0                        0
Forfeited or Cancelled                                              631,000                    $5.00
Outstanding at December 31, 2000                                  1,337,000                    $1.00

All outstanding options at December 31, 2000 are exercisable.

The weighted average fair value of options, calculated using the Black-Scholes option pricing mode, granted during 2000 was $2.06 per share. The weighted average remaining life of options outstanding at December 31, 2000 was 6 years. All outstanding options were exercisable at $1.

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 12 - STOCK PLAN - CONTINUED

If the Company had elected to recognize compensation cost based on the fair value at the grant dates for options issued under the plans described above, consistent with the method prescribed by SFAS 123, net loss and loss per share would have been changed to the pro forma amounts indicated below for the year ended December 31, 2000:

Net loss
 As reported                                        $  (965,178)
 Proforma                                           $(1,450,458)
Basic and diluted earnings per share
 As reported                                        $     (0.04)
 Proforma                                           $     (0.06)

The fair value of stock options used to compute pro forma net income applicable to common shareholders and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2000: Dividend yield of 0%; expected volatility of 90%; a risk-free interest rate of 5.98%; and an expected option life of 5.5 years.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company repriced 337,000 stock options on September 21, 2000, and reduced the exercise price to $1 per share, the then-current market price of the stock. Under the Interpretation, the options are accounted for as variable from September 21, 2000 until the options are exercised, forfeited or expire unexercised. Because the market price of the Company's stock increased since September 21, 2000, the effect of adopting the Interpretation was to increase net loss for the quarter ended September 30, 2000 by $252,750 or $0.01 per share. However, as of December 31, 2000, the market price of the Company's stock decreased to a level lower than the exercise price. Accordingly, on a year to date basis, there are no effects of adoption the Interpretation and the effect for the quarter ended September 30, 2000 was reversed as of the year end date.

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

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 12 - STOCK PLAN - CONTINUED

On July 20, 2000, 100,000 shares of common stock were issued to the Attorneys. The market value as of that date was $4.00 per share. Expense is recorded based on the fair value of the stock at grant date and recognized over the service period of the contract. $233,333 was recognized in the current year. Up to date, the options have not been issued to the Attorneys. However, on September 21, 2000, the terms of the agreement were changed to issue 500,000 options at $1. The value of the options is recognized as expense over the service period of the contract. The value of the options was determined using a Black Scholes model using the following assumptions:

        Expected life           :    5.5 years;
        Risk free rate          :    5.03%;
        Dividends               :    0;
        Volatility              :    90%.

$43,750 was recognized in the current year.

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

On July 20, 2000, 100,000 shares of common stock were issued to the Consultant. The market value as of that date was $3.00 per share. Expense is recorded based on the fair value of the stock at grant date and recognized over the service period of the contract. $43,750 was recognized in the current year. Up to date, the options have not been issued to the Consultant. However, on September 21, 2000, the terms of the agreement were changed to issue 500,000 options at $1. The value of the options is recognized as expense over the service period of the contract. The value of the options was determined using a Black Scholes model using the following assumptions:

        Expected life           :    5.5 years;
        Risk free rate          :    5.03%;
        Dividends               :    0;
        Volatility              :    90%.

$10,938 was recognized in the current year.

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 13 - SUBSEQUENT EVENT

On January 11, 2001, the Company entered into an agreement of Plan of reorganization ("the Plan") with Beijing SLAIT Science & Technology Development Limited Company ("SLAIT"). It is agreed that the Company will issue to the shareholders of SLAIT as individuals 59,430,000 authorized but unissued shares of common stock of the Company in exchange of 100% of the issued and outstanding shares of the common stock of SLAIT. The closing of this exchange transaction shall be on the date that is no earlier than 20 days after the completion of a mailing of a Definitive Information Statement to the shareholders of the Company as required by Section 14(c) of the Securities Exchange Act of 1934. As of the latest practicable date, February 13, 2001, the final closing date of this Plan has not been determined.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         As of December 31, 2000 and as of the date of filing this report, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors were, and are, as follows:

Name              Age    Position                                                       Director Since
----              ---    --------                                                       --------------
Liang Che         36     Chief Executive Officer, Chief Financial                        November 1999
                         Officer and Director

Xiaoxia Zhao      37     Chairman, President, Chief Technology Officer and Director      November 1999

Jie Zhang         35     Vice President, Manager of                                      November 1999
                         Technology Development Department
                         and Director

Wei Song          36     Director                                                        November 1999

Michael Harrop    55     Director                                                          May 1998

Huakang He        55     Director                                                        October 2000

Ma Shengli        55     Director                                                        October 2000

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

         XIAOXIA ZHAO has been Chairman, President, Chief Technical Officer and director of the Company since November 1999. During the period from January 1998 until October 1998, he was Vice President and Chief Technical Officer of GBS InfoTech Co. From August 1997 to January 1998, he was Chief Engineer and in charge of technology management and the system integration department of Beijing Long Ma Software Development Co., Ltd. From 1996 until 1997, he was the leading engineer in charge of the Yahoo!Japan operation and support, cooperated with Panasonic to develop a specialized search engine, worked with Lotus on category and search system development and with Reuters and Daily News on news page developments. During the period from 1991 to 1996, he was a System Engineer with the Japan Itochu Group CRC Research Institute. Xiaoxia Zhao has a Masters Degree in Computer Science.

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

         MICHAEL HARROP was President of the Company from May 1998 until November 1999 and is currently a director of the Company. Mr. Harrop is President of Harrop, Lees, Brown & Co. in Geneva Switzerland and for the past five years has been involved in venture capital activities. He is a director of Century Milestone S&T Co., Ltd. (formerly Haas Neuveux & Company) and VIPC Communications, Inc. Mr. Harrop was educated at Cambridge University.

         HUAKANG HE has been a director of the Company since October 2000. Huakang He has been the Standing Director of China Computer Academic since April 2000. From July 1993 until July 1998, he was General Manager of the Greatwall Software & System Corporation of China. During the period covering July 1998 to January 2000, Huakang He was appointed Chairman of the Board of Greatwall Software & System Corporation of China in addition to being General Manager. Since June 1997, he has been Director and Vice General Manager of the Greatwall Corporation, Inc. in Shenzhen China. Since October 1996, Huakang He has been Vice President of the Chamber of Information Industry Association of China. Since June 1996, he has been Chief Director of the Digital Product Union of China Information Industry Association and from November 1995 he has been Director and Vice General Manager of the Greatwall Computer Group Corporation of China. Huakang He is a certified Engineer Professor. He received a B.A. degree in Industrial Automatization of Electrical Engineering from Tshinghua University in February 1968. In March 1981, Huakang He received a Masters Degree in Automation from Tsinghua University.

         MA SHENGLI has been a director of the Company since October 2000. Since February 1998, Ma Shengli has been Vice President of Hongtaxingye Investment Corporation, Inc. From January 1994 until February 1998 she was Finance Director of the Greatwall Software & System Corporation of China. During the period from July 1989 until January 1994, Ma Shengli was Project Manager of the Greatwall Computer Group Corporation of China. From September 1985 until July 1989 she attended Renming University of China and received a BS degree in Management Information Systems. Since October 1998 she has been in the MBA program at The Open University of Hong Kong.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         Michael Harrop, by virtue of the unlimited personal guarantee accorded by him to Harrop & Cie, S.A., (formerly HF Trade & Finance S.A.) a Swiss venture capital company that became insolvent subsequent to having acted as guarantor of certain investments, underwent bankruptcy proceedings during 1994 in the District of Nyon, Switzerland. The bankruptcy procedure was closed without complaint or suit on December 22, 1995 by order of the President of the Tribunal of the District of Nyon, Switzerland.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that, during the year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders were in compliance with SEC regulations, except that Michael Harrop, a director, has not reported the sale of 400,000 shares of restricted common stock in a private transaction on or about October 1, 2000.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information about compensation paid to, or accrued for the benefit of the Company's officers and directors during the years ended December 31, 2000, 1999 and 1998. This information includes amounts that were paid to the management of Beijing Forlink Software Technology Co., Inc. prior to the acquisition by the Company and amounts paid to such management after the acquisition. None of the Company's directors or executive officers earned more than $100,000 during the years ended December 31, 2000, 1999 and 1998.

                           Summary Compensation Table

                                                                   Annual Compensation
                                                            ----------------------------------
                        (a)                    (b)            (c)         (d)         (e)
                        Name                   Year                                  Other
                        And                   Ended                                  Annual
                     Principal               December       Salary       Bonus    Compensation
                      Position                  31            ($)         ($)         ($)
                     ---------               --------       -------      -----    ------------

Liang Che, CEO, CFO & Director                 2000         $19,958       -0-         -0-
                                               1999           2,927       -0-         -0-
                                               1998             -0-       -0-         -0-

Xiaoxia Zhao, President & Director             2000         $19,955       -0-         -0-
                                               1999           2,905       -0-         -0-
                                               1998             -0-       -0-         -0-

Jie Zhang, Vice President, Manager of          2000         $16,793       -0-         -0-
Technological Development & Director           1999           1,561       -0-         -0-
                                               1998             -0-       -0-         -0-


                                                           Long Term Compensation
                                                    -----------------------------------
                                                             Awards             Payouts
                                                    -----------------------------------
                (a)                         (b)        (f)            (g)         (h)          (i)
                Name                       Year     Restricted                                 All
                And                        Ended      Stock          Shares      LTIP         Other
             Principal                   December    Award(s)     Underlying    Payouts    Compensation
              Position                      31         ($)          Options       ($)          ($)
             ---------                   --------   ----------    ----------    -------    ------------

Liang Che, CEO, CFO & Director             2000        -0-            -0-         -0-          -0-
                                           1999        -0-            -0-         -0-          -0-
                                           1998        -0-            -0-         -0-          -0-

Xiaoxia Zhao, President & Director         2000        -0-            -0-         -0-          -0-
                                           1999        -0-            -0-         -0-          -0-
                                           1998        -0-            -0-         -0-          -0-

Jie Zhang, Vice President, Manager         2000        -0-            -0-         -0-          -0-
of Technological Development &             1999        -0-            -0-         -0-          -0-
Director                                   1998        -0-            -0-         -0-          -0-


         Because no options, stock appreciation rights or Long-Term Incentive Plans have been granted to any of the executive officers, the information and tables otherwise required by this Item which relate to such forms of compensation have been omitted.

         There are no written employment agreements with any of the Company's executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of March 23, 2001, the stock ownership of each person known to the Company to be the beneficial owner of five percent (5%) or more of the Company's Common Stock, each executive officer and director individually and all executive and directors of the Company as a group.

                                                                                    Percent Owned
         Name and Address of                              Amount and Nature of    Beneficially and
          Beneficial Owner                                Beneficial Ownership        of Record
                (3)                                             (1)(4)                   (2)
         -------------------                              --------------------    -----------------
       Liang Che                                               5,781,000                22.7%
       Zhong Zhi SRP Co
       Shen Nan Zhong RD Shnzhn
       Guang Dong Province
       China

       Xiaoxia Zhao                                            5,790,500                22.7%
       231-2-501 Hui Xing Li
       Chao Yang District
       Beijing, China

       Wei Song                                                5,612,500                22.0%
       18 Golden Star
       Irvine, CA 92604, USA

       Jie Zhang                                               1,291,000                 5.1%
       No. 21 Shiu Jun Nan Nie
       Guangzhou
       Guang Dong Province, China

       Michael Harrop                                           800,000                  3.1%
       94 Rue de Lausanne, CH1202
       Geneva, Switzerland

       Huakang He                                                  0                      0%
       6-4-602 Fengya Yuan, Huelongguan, Beijing

       Ma Shengli                                                  0                      0%
       9F Fangyuan Masion,
       Zhongguancun South Road Yi 56, Haidian,
       Beijing

       All officers and directors of the Company as            19,275,000               75.7%
       a group (seven persons)

----------

(1) Unless otherwise indicated, all shares are directly owned and investing power is held by the persons named in the table.

(2)  Based upon 25,470,000 shares of Common Stock outstanding as of March 23,
     2001.

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit
Number                  Description
-------                 -----------

2.1 Plan of Reorganization with Beijing Forlink Software Technology Co. Ltd. dated November 3, 1999 (Incorporated by reference to Exhibit No. 2.1 of the current report on Form 8-K dated November 3, 1999, and filed November 18, 1999.)

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


(b)  Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FORLINK SOFTWARE CORPORATION, INC.
Dated:  April 12, 2001.
                                   By: /s/ Liang Che
                                       -----------------------------------------
                                       Liang Che, Chief Executive Officer, Chief
                                       Financial and Accounting Officer and
                                       Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   By: /s/ Liang Che
                                       -----------------------------------------
                                       Liang Che, Chief Executive Officer, Chief
                                       Financial and Accounting Officer and
                                       Director

                                   Date:  April 12, 2001


                                   By: /s/ Xiaoxia Zhao
                                       -----------------------------------------
                                       Xiaoxia Zhao, Director

                                   Date:  April 12, 2001


                                   By: /s/ Jie Zhang
                                       -----------------------------------------
                                       Jie Zhang, Director

                                   Date:  April 12, 2001


                                   By: /s/ Michael Harrop
                                       -----------------------------------------
                                       Michael Harrop, Director

                                   Date:  April 12, 2001