Form 10QSB
period 2001-03-31
FORLINK SOFTWARE CORP INC
filed 2001-05-10
CIK 866458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended March 31, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         For the transition period from             to
                                                        -----------    ---------

                         Commission file number: 0-18731

                       FORLINK SOFTWARE CORPORATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)


                           NEVADA                                                      87-0438458
------------------------------------------------------------------ ----------------------------------------------------
  (State or other jurisdiction of incorporation or organization)            (IRS Employer Identification No.)

                 FANG YUAN MANSION 9F, ZHONGGUANCUN SOUTH ROAD YI NO. 56, HAIDIAN DISTRICT, BEIJING, PRC 100044
-----------------------------------------------------------------------------------------------------------------------
                                            (Address of principal executive offices)

                                                      011-8610 8802 6368
                                             -------------------------------------
                                                  (issuer's telephone number)

                         FANG YUAN MANSION 9F, BAISHIQIAO ROAD NO. 54, HAIDIAN DISTRICT, BEIJING, CHINA
-----------------------------------------------------------------------------------------------------------------------
                       (Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 1, 2001, the issuer had 25,470,000 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX



PART I - FINANCIAL INFORMATION                                                                   PAGE
                                                                                                 ----
ITEM 1.  FINANCIAL STATEMENTS.
                                                                                                  F-1
         Forlink Software Corporation, Inc.
         March 31, 2001 and 2000

                  Consolidated Balance Sheets
                  December 31, 2000 and
                  March 31, 2001 (unaudited)                                                      F-2

                  Consolidated Statements of Operations
                  for the three months ended March 31, 2001 and 2000 (unaudited)                  F-3

                  Consolidated Statements of Cash Flows
                  for the three months ended March 31, 2001 and 2000 (unaudited)                  F-4

                  Notes to Consolidated Financial Statements (unaudited)                       F-5 - F-8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.                                                   2 - 3


PART II - OTHER INFORMATION                                                                        4


SIGNATURES                                                                                         5

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.





                       FORLINK SOFTWARE CORPORATION, INC.
                        UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2001 AND 2000

                       FORLINK SOFTWARE CORPORATION, INC.

                           CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

                                                                    March 31,     December 31,
                                                                     2001             2000
                                                                  ------------    ------------
                                                                   (Unaudited)     (Audited)
ASSETS

Current assets
  Cash and cash equivalents                                       $     87,479    $    202,631
  Accounts receivable                                                   46,759          40,392
  Other receivables, deposits and prepayments (Note 2)                 129,012         172,747
  Inventories                                                           37,298          37,297
                                                                  ------------    ------------

  Total current assets                                                 300,548         453,067

Plant and equipment, net                                               215,017         227,690
                                                                  ------------    ------------

Total assets                                                      $    515,565    $    680,757
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Amounts due to stockholders                                     $     74,490    $     83,345
  Other payables and accrued expenses                                  123,114         144,093
  Other taxes payable                                                    3,447          16,030
                                                                  ------------    ------------

  Total current liabilities                                            201,051         243,468
                                                                  ------------    ------------

Commitments and contingencies

Stockholders' equity
  Common stock, par value $0.001 per share;
    100,000,000 shares authorized; 25,470,000 and
    25,400,000 shares issued and outstanding, respectively              25,470          25,400
  Additional paid-in capital                                         1,530,837       1,382,001
  Accumulated losses                                                (1,241,793)       (970,112)
                                                                  ------------    ------------

  Total stockholders' equity                                           314,514         437,289
                                                                  ------------    ------------

Total liabilities and stockholders' equity                        $    515,565    $    680,757
                                                                  ============    ============



See accompanying notes to unaudited consolidated condensed financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



(Expressed in US Dollars)

                                                          Three Months ended
                                                               March 31,
                                                     ----------------------------
                                                         2001            2000
                                                     ------------    ------------
                                                      (Unaudited)     (Unaudited)
Net sales                                            $     95,290    $    212,107

Cost of sales                                             (25,010)        (90,089)
                                                     ------------    ------------

Gross profit                                               70,280         122,018

Selling expenses                                           (7,445)        (51,793)

General and administrative expenses                      (345,635)        (62,601)
                                                     ------------    ------------

Operating (loss)/income                                  (282,800)          7,624

Interest income                                               584              --

Other income, net                                          10,535           1,101
                                                     ------------    ------------

(Loss)/income before income tax                          (271,681)          8,725

Provision for income tax                                       --              --
                                                     ------------    ------------

Net (loss)/income                                    $   (271,681)   $      8,725
                                                     ============    ============

Earnings/(loss) per share - basic and diluted        $      (0.01)   $         --
                                                     ============    ============

Weighted average common shares
 outstanding - basic and diluted                       25,455,843      25,000,000
                                                     ============    ============


See accompanying notes to unaudited consolidated condensed financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS


(Expressed in US Dollars)

                                                               Three Months Ended
                                                                   March 31,
                                                            ------------------------
                                                               2001          2000
                                                            ----------    ----------
                                                            (Unaudited)   (Unaudited)
Cash flows from operating activities
  Net income/(loss)                                         $ (271,681)   $    8,725
      Adjustments to reconcile net income/(loss)
      to net cash used in operating activities
      Depreciation of plant and equipment                       13,383         2,409
      Non-cash compensation expenses                           148,906            --
      Change in:
        Accounts receivable                                     (6,367)       (2,950)
        Other receivables, deposits and prepayments             43,735      (158,276)
        Inventories                                                 (1)      (26,295)
        Accounts payable                                            --           121
        Other payables and accrued expenses                    (20,979)       50,997
        Other taxes payable                                    (12,583)       16,203
                                                            ----------    ----------

Net cash used in operating activities                         (105,587)     (109,066)
                                                            ----------    ----------

Cash flows from investing activities
      Acquisition of plant and equipment                          (710)      (69,654)
                                                            ----------    ----------

Net cash used in investing activities                             (710)      (69,654)
                                                            ----------    ----------

Cash flows from financing activities
      Monies received from a potential investor                     --       300,000
      Loans from stockholders                                   37,039            --
      Repayment to stockholders                                (45,894)      (37,428)
                                                            ----------    ----------

Net cash (used in) provided by financing activities             (8,855)      262,572
                                                            ----------    ----------

Net (decrease)/increase in cash and cash equivalents          (115,152)       83,852

Cash and cash equivalents at beginning of period               202,631       856,233
                                                            ----------    ----------

Cash and cash equivalents at end of period                  $   87,479    $  940,085
                                                            ==========    ==========


See accompanying notes to unaudited consolidated condensed financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)


NOTE 1 - Basis of Presentation

The accompanying financial data as of March 31, 2001 and for the three months ended March 31, 2001 and 2000, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2000.

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2001 and for the three months ended March 31, 2001 and 2000, have been made. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.


NOTE 2 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

                                         March 31,   December 31,
                                           2001          2000
                                        ----------   ------------
Other receivables                       $   71,026   $     75,397
Deposits                                        60            996
Prepayments                                 57,926         96,354
                                        ----------   ------------

                                        $  129,012   $    172,747
                                        ----------   ------------

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

The following table summarizes the activity on stock options under the stock plan:

                                                                                       Weighted Average
                                                            Number of shares            Exercise Price
Outstanding at December 31, 1999                                         0                    0
Granted                                                          1,968,000                   $2.28
Exercised                                                                0                    0
Forfeited or Cancelled                                             631,000                   $5.00
Outstanding at December 31, 2000                                 1,337,000                   $1.00
Outstanding at March 31, 2001                                    1,337,000                   $1.00

All outstanding options at December 31, 2000 and March 31, 2001 are exercisable.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company re-priced 337,000 stock options on September 21, 2000, and reduced the exercise price to $1 per share, the then-current market price of the stock. Under the Interpretation, the options are accounted for as variable from September 21, 2000 until the options are exercised, forfeited or expire unexercised. Since September 21, 2000, the market price of the Company's stock decreased to a level lower than the exercise price. Accordingly, there are no effects of adopting the Interpretation for the quarter ended March 31, 2001.

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)


NOTE 3 - STOCK PLAN - Continued

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

On July 20, 2000, 100,000 shares of common stock were issued to the Attorneys. The market value as of that date was $4.00 per share. Expense is recorded based on the fair value of the stock at grant date and recognized over the service period of the contract. $100,000 was recognized in the current quarter. Up to date, the options have not been issued to the Attorneys. However, on September 21, 2000, the terms of the agreement were changed to issue 500,000 options at $1. The value of the options is recognized as expense over the service period of the contract. The value of the options was determined using a Black Scholes model using the following assumptions:

        Expected life           :    5.5 years
        Risk free rate          :    4.74%
        Dividends               :    0
        Volatility              :    85%

As of March 31, 2001, the value of the options was $41,667. In view of US$43,750 was recognised in the fiscal year of 2000, US$2,083 was reversed in the first quarter of 2001.

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

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)


NOTE 3 - STOCK PLAN - Continued

On July 20, 2000, 100,000 shares of common stock were issued to the Consultant. The market value as of that date was $3.00 per share. Expense is recorded based on the fair value of the stock at grant date and recognized over the service period of the contract. $18,750 was recognized in the current quarter. Up to date, the options have not been issued to the Consultant. However, on September 21, 2000, the terms of the agreement were changed to issue 500,000 options at $1. The value of the options is recognized as expense over the service period of the contract. The value of the options was determined using a Black Scholes model using the following assumptions:

        Expected life           :    5.5 years
        Risk free rate          :    4.74%
        Dividends               :    0
        Volatility              :    85%

As of March 31, 2001, the value of the options was US$10,417. In view of US$10,938 was recognised in the fiscal year of 2000, US$521 was reversed in the first quarter of 2001.

On January 18, 2001, 70,000 shares of common stock of the Company were issued to employees for services rendered. The market value of the issued stock at that date was $0.47 per share. Expenses was recorded based on the fair value of the stock at date of issuance. $32,760 was recognised as an expense in the first quarter of 2001.


NOTE 4 - GOING CONCERN

As of March 31, 2001, the Company has suffered accumulated losses of $1,241,793. Historically, the Company's major stockholders provided the Company with financing sources. While there is no assurance that funding will be available, the Company is continuing to actively seek funding to operate as a going concern through equity and/or debt financing. There is an uncertainty that management fund raising exercise will be successful. The accompanying financial statements do not include any provisions or adjustments, which might result from the outcome of the uncertainty discussed above.

ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS.

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

         Results of Operations

         Three Months Ended March 31, 2001 compared to Three Months Ended March 31, 2000.

                                       THREE MONTHS ENDED
                                MARCH 31, 2001     MARCH 31, 2000
                               ----------------   ----------------
         NET SALES                 $95,290            $212,107

         Net sales were derived from Forlink brand "For-Series" internet software tools sales, computer hardware sales and internet software system integration services. The net sales for the first quarter of 2001 are down substantially from the first quarter of 2000 due primarily to the general market decline of Chinese businesses in the internet industry that are potential customers of the Company.

         Cost of sales were $25,010 during the quarter ended March 31, 2001, down from $90,089 during the first quarter of 2000. Selling Expenses were $7,445 during the quarter ended March 31, 2001, down from $51,793 during the first quarter of 2000. The substantial decreases in both of these expenses were due to both the decline in sales as well as the Company's reduction in overhead and costs in these areas.

         General and administrative ("G&A") expenses were $345,635 during the quarter ended March 31, 2001, up from $62,601 during the first quarter of 2000. The increase in G&A expenses was primarily due to substantial non-cash compensation expenses. Included in the G&A expenses for quarter ended March 31, 2001 were $148,906 in non-cash compensation expenses incurred as a result of the accounting effect of granting certain stock options in 2000 and the issuance of shares for services in the first quarter of 2001 under the "Forlink Software Corporation, Inc. Stock Plan."

         For the quarter ended March 31, 2001, the Company had a net loss of $271,681, compared to net income of $8,725 for the same quarter in 2000.

         As of March 31, 2001, the Company had $87,479 cash on hand, and a working capital surplus of $99,497. However, additional capital may be required. In order for the Company to meet its continuing cash requirements and to successfully implement its growth strategy, the Company will need to rely on increased future revenues and/or will require additional financing. In the event additional financing is required, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.


     Pending Acquisition of Slait

         The Company is in the process of acquiring SLAIT, which is a leading AIT (Application Integration Technology) company in China. SLAIT was founded in January of 1998 and specializes in large volume transaction processing software for network such as mobile phone billing and band operation. SLAIT's unaudited revenues for year end 2000 were approximately $3,000,000. The combination with SLAIT allows the Company to bid for larger integration contracts. Subject to shareholder approval, the Company has proposed to acquire SLAIT from SLAIT's shareholders in exchange for 59,430,000 shares of Common Stock of the Company and approximately $140,000.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS - None.

ITEM 2.  CHANGES IN SECURITIES. - None.

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


                                          FORLINK SOFTWARE CORPORATION, INC.


                                          By:      /s/ Liang Che
                                             -----------------------------------
                                                 Liang Che, CEO and CFO


Date: May 8, 2001