Form 10QSB
period 2001-06-30
FORLINK SOFTWARE CORP INC
filed 2001-08-10
CIK 866458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2001

      [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from ________________ to ______________

               Commission file number: 0-18731

                       FORLINK SOFTWARE CORPORATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)


           NEVADA                                            87-0438458
-------------------------------                     ----------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification No.)


            FANG YUAN MANSION 9F, ZHONGGUANCUN SOUTH ROAD YI NO. 56,
                     HAIDIAN DISTRICT, BEIJING, PRC 100044
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                               011-8610 8802 6368
                      -------------------------------------
                           (issuer's telephone number)

 FANG YUAN MANSION 9F, BAISHIQIAO ROAD NO. 54, HAIDIAN DISTRICT, BEIJING, CHINA
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 7, 2001, the issuer had 25,470,000 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX



PART I - FINANCIAL INFORMATION                                                                   PAGE
                                                                                                 ----
ITEM 1.  FINANCIAL STATEMENTS.
                                                                                                  F-1
         Forlink Software Corporation, Inc.
         June 30, 2001 and 2000

                  Consolidated Balance Sheets
                  December 31, 2000 and
                  June 30, 2001 (unaudited)                                                       F-2

                  Consolidated Statements of Operations
                  for the three and six months ended June 30, 2001 and 2000 (unaudited)           F-3

                  Consolidated Statements of Cash Flows
                  for the three and six months ended June 30, 2001 and 2000 (unaudited)           F-4

                  Notes to Consolidated Financial Statements (unaudited)                       F-5 - F-8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS                                                     2-3


PART II - OTHER INFORMATION                                                                        4


SIGNATURES                                                                                         5

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.













                       FORLINK SOFTWARE CORPORATION, INC.
                        UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                       FOR THE THREE AND SIX MONTHS ENDED
                             JUNE 30, 2001 AND 2000

                       FORLINK SOFTWARE CORPORATION, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30,       DECEMBER 31,
                                                                  2001            2000
                                                              ------------     ------------
                                                               (UNAUDITED)      (AUDITED)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                   $     58,662     $    202,631
  Accounts receivable                                                5,321           40,392
  Other receivables, deposits and prepayments (Note 2)              94,962          172,747
  Inventories                                                       41,303           37,297
                                                              ------------     ------------

  TOTAL CURRENT ASSETS                                             200,248          453,067

Plant and equipment, net                                           201,622          227,690
                                                              ------------     ------------

TOTAL ASSETS                                                  $    401,870     $    680,757
                                                              ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Amounts due to stockholders                                 $     46,661     $     83,345
  Other payables and accrued expenses                              146,933          144,093
  Other taxes payable                                                   --           16,030
                                                              ------------     ------------

  TOTAL CURRENT LIABILITIES                                        193,594          243,468
                                                              ------------     ------------


Commitments and contingencies

STOCKHOLDERS' EQUITY
  Common stock, par value $0.001 per share;
    100,000,000 shares authorized; 25,470,000 and
    25,400,000 shares issued and outstanding, respectively          25,470           25,400
  Additional paid-in capital                                     1,608,649        1,382,001
  Accumulated losses                                            (1,425,843)        (970,112)
                                                              ------------     ------------

  TOTAL STOCKHOLDERS' EQUITY                                       208,276          437,289
                                                              ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $    401,870     $    680,757
                                                              ============     ============






See accompanying notes to unaudited consolidated condensed financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



(Expressed in US Dollars)


                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                               JUNE 30,                         JUNE 30,
                                    -----------------------------     -----------------------------
                                        2001             2000             2001             2000
                                    ------------     ------------     ------------     ------------
                                     (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)

NET SALES                           $     87,281     $    163,664     $    182,571     $    375,771

COST OF SALES                            (24,343)        (108,537)         (49,353)        (198,626)
                                    ------------     ------------     ------------     ------------

GROSS PROFIT                              62,938           55,127          133,218          177,145

SELLING EXPENSES                          (8,260)         (35,839)         (15,705)         (87,632)

GENERAL AND ADMINISTRATIVE
  EXPENSES                              (239,005)        (188,459)        (574,105)        (251,380)
                                    ------------     ------------     ------------     ------------

OPERATING INCOME/(LOSS)                 (184,327)        (169,171)        (456,592)        (161,867)

INTEREST INCOME                              277            4,451              861            4,771

OTHER INCOME, NET                             --               --               --            1,101
                                    ------------     ------------     ------------     ------------

INCOME/(LOSS) BEFORE INCOME TAX         (184,050)        (164,720)        (455,731)        (155,995)

PROVISION FOR INCOME TAX                      --               --               --               --
                                    ------------     ------------     ------------     ------------

NET INCOME/(LOSS)                   $   (184,050)    $   (164,720)    $   (455,731)    $   (155,995)
                                    ============     ============     ============     ============


EARNINGS PER SHARE
  - BASIC AND DILUTED               $         --     $         --     $         --     $         --
                                    ============     ============     ============     ============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED      25,470,000       25,000,000       25,463,039       25,000,000
                                    ============     ============     ============     ============


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       FORLINK SOFTWARE CORPORATION, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase/(Decrease) in Cash and Cash Equivalents


(Expressed in US Dollars)


                                                            SIX MONTHS ENDED
                                                                 JUNE 30,
                                                       -----------------------------
                                                           2001              2000
                                                       ------------     ------------
                                                       (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                                    $   (455,731)    $   (155,995)
      Adjustments to reconcile net income/(loss)
         to net cash used in operating activities
      Depreciation of plant and equipment                    26,778            8,467
      Non-cash compensation expenses                        226,718               --
      Change in:
        Accounts receivable                                  35,071         (143,407)
        Other receivables, deposits and prepayments          77,785         (153,511)
        Inventories                                          (4,006)         (62,068)
        Other payables and accrued expenses                   2,840            7,236
        Other taxes payable                                 (16,030)           4,315
                                                       ------------     ------------

NET CASH USED IN OPERATING ACTIVITIES                      (106,575)        (494,963)
                                                       ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of plant and equipment                       (710)        (153,034)
                                                       ------------     ------------

NET CASH USED IN INVESTING ACTIVITIES                          (710)        (153,034)
                                                       ------------     ------------

Cash flows from financing activities
      Loan received from a potential investor                    --          300,000
      Loans from stockholders                                46,649               --
      Repayment to stockholders                             (83,333)         (37,428)
                                                       ------------     ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   (36,684)         262,572
                                                       ------------     ------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                  (143,969)        (385,425)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            202,631          856,233
                                                       ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $     58,662     $    470,808
                                                       ============     ============



See accompanying notes to unaudited consolidated condensed financial statements.

                       Forlink Software Corporation, Inc.

                   Notes to Consolidated Financial Statements

(EXPRESSED IN US DOLLARS)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial data as of June 30, 2001 and for the three months ended June 30, 2001 and 2000, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2000.

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2001 and for the three months ended June 30, 2001 and 2000, have been made. The results of operations for the three months ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.


NOTE 2 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS


                        JUNE 30       DECEMBER 31,
                         2001            2000
                     ------------    ------------

Other receivables    $     62,472    $     75,397
Deposits                       60             996
Prepayments                32,430          96,354
                     ------------    ------------

                     $     94,962    $    172,747
                     ============    ============

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

The following table summarizes the activity on stock options under the stock plan:


                                         Number     Weighted average
                                       of shares    exercise price

Outstanding at December 31, 1999               0               0
Granted                                1,968,000    $       2.28
Exercised                                      0               0
Forfeited or Cancelled                   631,000    $       5.00
Outstanding at December 31, 2000       1,337,000    $       1.00
Outstanding at June 30, 2001           1,337,000    $       1.00

All outstanding options at December 31, 2000 and June 30, 2001 are exercisable.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company re-priced 337,000 stock options on September 21, 2000, and reduced the exercise price to $1 per share, the then-current market price of the stock. Under the Interpretation, the options are accounted for as variable from September 21, 2000 until the options are exercised, forfeited or expire unexercised. Since September 21, 2000, the market price of the Company's stock decreased to a level lower than the exercise price. Accordingly, there are no effects of adopting the Interpretation for the quarter ended June 30, 2001.

                       Forlink Software Corporation, Inc.

                   Notes to Consolidated Financial Statements

(EXPRESSED IN US DOLLARS)

NOTE 3 - STOCK PLAN - CONTINUED

On June 1, 2000, a fee agreement was entered into between the Company and Futro and Trauernicht LLC, the corporate attorneys of the Company ("the Attorneys"). It is agreed that the Attorneys would accept as compensation from the Company in full for all legal services provided and to be provided from the date of June 1, 2000 to April 30, 2001, a fee consisting of the following:

(a)   100,000 shares of common stock of the Company; and

(b) options to acquire 100,000 shares of common stock of the Company, at an exercise price of $5.00 per share.

On July 20, 2000, 100,000 shares of common stock were issued to the Attorneys. The market value as of that date was $4.00 per share. Expense is recorded based on the fair value of the stock at grant date and recognized over the service period of the contract. $66,667 was recognized in the current quarter. Up to date, the options have not been issued to the Attorneys. However, on September 21, 2000, the terms of the agreement were changed to issue 500,000 options at $1. The value of the options is recognized as expense over the service period of the contract. The value of the options was determined using a Black Scholes model using the following assumptions:

        Expected life           :    5.5 years
        Risk free rate          :    4.55%
        Dividends               :    None
        Volatility              :    85%

As of June 30, 2001, the value of the options was $35,000, all of which has been earned. In view of $43,750 was recognised in the fiscal year of 2000, a credit of $8,750 was recognised in the six months ended June 30, 2001.

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

        Expected life           :    5.5 years
        Risk free rate          :    4.55%
        Dividends               :    None
        Volatility              :    85%

As of June 30, 2001, the value of the options was $35,000 of which $9,479 has been earned. In view of $10,938 was recognised in the fiscal year of 2000, a credit of $1,459 was recognised in the six months ended June 30, 2001.

On January 18, 2001, 70,000 shares of common stock of the Company were issued to employees for services rendered. The market value of the issued stock at that date was $0.47 per share. Expenses were recorded based on the fair value of the stock at date of issuance. $32,760 was recognised as an expense in the six months ended June 30, 2001.


NOTE 4 - GOING CONCERN

As of June 30, 2001, the Company has suffered accumulated losses of $1,425,843. Historically, the Company's major stockholders provided the Company with financing sources. While there is no assurance that funding will be available, the Company is continuing to actively seek funding to operate as a going concern through equity and/or debt financing. There is an uncertainty that management fund raising exercise will be successful. The accompanying financial statements do not include any provisions or adjustments, which might result from the outcome of the uncertainty discussed above.

NOTE 5 - SUBSEQUENT EVENT

On January 11, 2001, the Company entered into an agreement of Plan of Reorganization ("the Plan") with Beijing SLAIT Science & Technology Development Limited Company ("SLAIT"). It is agreed that the Company will issue to the shareholders of SLAIT as individuals 59,430,000 authorized but unissued shares of common stock of the Company in exchange of 100% of the issued and outstanding shares of the common stock of SLAIT. In accordance with an Information Statement filed with SEC on July 12, 2001, the closing of this exchange transaction will occur on the later of August 17, 2001 or 21 days after that Information Statement has been mailed to all stockholders of record entitled to receive the notice.

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

         As discussed in the Company annual report filed on Form 10-KSB for year end December 31, 1999, on November 3, 1999, the Company completed the reverse acquisition of Beijing Forlink Software Technology Co. Ltd. ("BFST"). After the reverse acquisition, the Company had a total of 25,000,000 shares of common stock issued and outstanding. On December 6, 1999, the Company's name was changed to Forlink Software Corporation, Inc. ("Forlink"). The Company is engaged in the network software development and providing system integration services. The business of BFST has become the business of the Company. As of June 30, 2001, there are 25,470,000 shares of common stock outstanding.

         Results of Operations

         Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000, and Six Months Ended June 30, 2001 Compared to Six Months End June 30, 2000.


                           Three Months ended                              Six months ended
                     June 30, 2001       June 30, 2000             June 30, 2001      June 30, 2000
                   ----------------------------------------       -------------------------------------

         Net sales      $87,281            $163,664                   $182,571          $375,771

         Net sales were derived from Forlink brand "For-Series" internet software tools sales, computer hardware sales and internet software system integration services. The net sales for the first six months of 2001 are down substantially from the first six months of 2000 due primarily to the general market decline of Chinese businesses in the internet industry that are potential customers of the Company.

         Cost of sales were $49,353 for the six months ended June 30, 2001, down from $198,626 during the first six months of 2000. Selling Expenses were $15,705 during the six months ended June 30, 2001, down from $87,632 during the first six months of 2000. The substantial decreases in both of these expenses were due to both the decline in sales as well as the Company's reduction in overhead and costs in these areas.

         General and administrative ("G&A") expenses were $574,105 during the six months ended June 30, 2001, up from $251,380 during the first six months of 2000. The increase in G&A expenses was primarily due to substantial non-cash compensation expenses. Included in the G&A expenses for the six months ended June 30, 2001 were $226,718 in non-cash compensation expenses incurred as a result of the accounting effect of granting certain stock options in 2000 and the issuance of shares for services in the first quarter of 2001 under the "Forlink Software Corporation, Inc. Stock Plan."

         For the six months ended June 30, 2001, the Company had a net loss of $455,731, compared to a net loss of $155,995 for the same period in 2000.

         As of June 30, 2001, the Company had $58,662 cash on hand, and a working capital surplus of $6,654. However, additional capital may be required. In order for the Company to meet its continuing cash requirements and to successfully implement its growth strategy, the Company will need to rely on increased future revenues and/or will require additional financing. In the event additional financing is required, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.


     Pending Acquisition of Slait

         The Company is in the process of acquiring SLAIT, which is a leading AIT (Application Integration Technology) company in China. SLAIT was founded in January of 1998 and specializes in large volume transaction processing software for network such as mobile phone billing and band operation. SLAIT's revenues for year end 2000 were approximately $2,600,000. The combination with SLAIT allows the Company to bid for larger integration contracts. A summary of the essential terms of the pending acquisition is set forth below in Part II, Item 4.

ITEM 1.  LEGAL PROCEEDINGS - None.

ITEM 2.  CHANGES IN SECURITIES. - None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         Pursuant to a Plan of Reorganization dated January 11, 2001, the Board of Directors and a majority of the shareholders of Forlink Software Corporation, Inc. (the "Company"), approved the Company's acquisition of a controlling interest (up to 100% of the outstanding equity) of Beijing Slait Science & Technology Development Limited Co. ("SLAIT"). The essential terms of the acquisition are as follows:

         1. The Company will issue up to 59,430,000 shares of common stock of the Company to SLAIT's shareholders in exchange for up to 100% of the outstanding equity of SLAIT. The transaction has already been approved by three controlling shareholders of SLAIT. At Closing, the Company will offer to the other 34 shareholders of SLAIT to exchange their interest in SLAIT for shares of the Company on a pro rata basis.

         2. SLAIT will become a subsidiary of the Company.

         3. The former shareholders of SLAIT will become the controlling shareholders of the Company.

         4. All but one Director of the Company will resign, and two of the former controlling shareholders of SLAIT will become Directors of the Company.

         5. The Company will transfer 1,085,000 RMB (approximately US$140,000) to SLAIT, which will be disbursed to the former shareholders of SLAIT.

         6. To the best knowledge of the Company, the Company is not required to obtain any governmental or regulatory approvals in connection with this transaction.

         7. The exchange will be made pursuant to exemptions from registration under applicable securities laws and the shares of common stock to be issued by the Company will be restricted.

         Pursuant to Section 14C of the Securities Exchange Act of 1934, as amended, (the "Act"), an Information Statement was mailed to the stockholders commencing on July 26, 2001 and proxies were not solicited. All necessary corporate approvals in connection with the acquisition were previously obtained and the Information Statement was furnished solely for the purpose of informing stockholders, in the manner required under the Securities and Exchange Act of 1934, as amended, (the "Exchange Act") of the corporate action before it takes effect. Stockholders do not have the right to dissent to the action. Closing of the acquisition will occur on approximately August 19, 2001.

ITEM 5.  OTHER INFORMATION - None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:  Exhibit Number and Brief Description.

         2.1 Plan of Reorganization regarding acquisition of Beijing Shijiyonglian Ruanjian Jishu Youxian Gongsi, dated November 3, 1999 (Incorporated by reference to Exhibit No. 2.1 of the current report on Form 8-K dated November 3, 1999, and filed November 18, 1999.)

         2.2 Addendum to the Plan of Reorganization acquisition of Beijing Shijiyonglian Ruanjian Jishu Youxian Gongsi, dated November 3, 1999. (Incorporated by reference to Exhibit No. 2.2 of the current report on Form 8-K/A-2 dated November 3, 1999, and filed March 31, 2000.)

         2.3 Plan of Reorganization dated January 11, 2001 between the Corporation and Beijing SLAIT Science & Technology Development Limited Co. (Incorporated by reference to Annex F of the Definitive Information Statement pursuant to Section 14C of the Securities Exchange Act of 1934, as amended, filed July 24, 2001.)

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


Date: August 10, 2001