Form 10QSB
period 2001-09-30
FORLINK SOFTWARE CORP INC
filed 2001-11-19
CIK 866458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                For the quarterly period ended September 30, 2001

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                For the transition period from                to
                                              --------------    --------------

                         Commission file number: 0-18731

                       FORLINK SOFTWARE CORPORATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)


                              NEVADA                                                87-0438458
----------------------------------------------------------------------------------------------------------
  (State or other jurisdiction of incorporation or organization)         (IRS Employer Identification No.)

    FANG YUAN MANSION 9F, ZHONGGUANCUN SOUTH ROAD YI NO. 56, HAIDIAN DISTRICT, BEIJING, PRC 100044
----------------------------------------------------------------------------------------------------------
                                   (Address of principal executive offices)

                               011-8610 8802 6368
                      -------------------------------------
                           (issuer's telephone number)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 15, 2001, the issuer had 85,073,207 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX



PART I - FINANCIAL INFORMATION                                                                   PAGE
                                                                                                 ----
ITEM 1.  FINANCIAL STATEMENTS.

         Forlink Software Corporation, Inc. Unaudited
         Consolidated Condensed Financial Statements for
         the Nine Months ended September 30, 2001 and 2000                                        F-1

                  Consolidated Balance Sheets
                  December 31, 2000 (audited) and
                  September 30, 2001 (unaudited)                                                  F-2

                  Consolidated Statements of Operations
                  for the three and nine months ended
                  September 30, 2001 and 2000 (unaudited)                                         F-3

                  Consolidated Statement of Stockholders'
                  Equity (unaudited)                                                              F-4

                  Consolidated Statements of Cash Flows
                  for the nine months ended
                  September 30, 2001 and 2000 (unaudited)                                         F-5

                  Notes to Consolidated Financial Statements (unaudited)                          F-6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.                                                    2-4


PART II - OTHER INFORMATION                                                                        5


SIGNATURES                                                                                         7

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.





                       FORLINK SOFTWARE CORPORATION, INC.
                        UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2001 AND 2000



See accompanying notes to unaudited consolidated condensed financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                           CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                      2001             2000
                                                                 -------------     ------------
                                                                  (UNAUDITED)        (AUDITED)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                      $     642,368     $     47,401
  Accounts receivable                                                   42,198           57,488
  Other receivables, deposits and prepayments (Note 3)                 278,254          513,955
  Inventories (Note 4)                                                 203,845               --
  Other investments                                                         --           60,386
  Amounts due from stockholders                                             --          130,711
                                                                 -------------     ------------

  Total current assets                                               1,166,665          809,941

Property, plant and equipment, net                                     424,438          291,347
Goodwill (Note 5)                                                    8,650,569               --
Amount due from related company                                         34,783          160,547
                                                                 -------------     ------------

TOTAL ASSETS                                                     $  10,276,455     $  1,261,835
                                                                 =============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                               $          --     $    342,616
  Amounts due to stockholders                                          198,076               --
  Customer deposits                                                    824,431          256,026
  Other payables and accrued expenses (Note 6)                         218,782          198,249
  Other taxes payable                                                    7,855           56,948
                                                                 -------------     ------------

  TOTAL CURRENT LIABILITIES                                          1,249,144          853,839
                                                                 -------------     ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, par value $0.001 per share;
    100,000,000 shares authorized; 84,969,797 and
    59,430,000 shares issued and outstanding, respectively              84,970           59,430
  Additional paid-in capital                                         8,718,496           71,609
  Retained earnings                                                    223,845          276,957
                                                                 -------------     ------------

  Total stockholders' equity                                         9,027,311          407,996
                                                                 -------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  10,276,455     $  1,261,835
                                                                 =============     ============


See accompanying notes to unaudited consolidated condensed financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                           ------------------------------      ------------------------------
                                               2001              2000              2001              2000
                                           ------------      ------------      ------------      ------------
                                            (UNAUDITED)       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
Net sales                                  $    779,487      $  1,368,325      $  4,000,382      $  2,286,998

Cost of sales                                  (680,747)       (1,221,764)       (3,534,606)       (2,035,428)
                                           ------------      ------------      ------------      ------------

Gross profit                                     98,740           146,561           465,776           251,570

Selling expenses                                (25,474)          (18,214)          (57,029)          (54,282)

General and administrative
  expenses                                     (188,566)          (39,367)         (466,534)         (109,520)
                                           ------------      ------------      ------------      ------------

Operating income/(loss)                        (115,300)           88,980           (57,787)           87,768

Interest expenses                                (1,733)               --            (1,733)               --

Interest income                                   2,615                --             3,723               521

Other income, net                                    --                --            12,077                --
                                           ------------      ------------      ------------      ------------

Income/(loss) before income tax                (114,418)           88,980           (43,720)           88,289

Provision for income tax (Note 8)                 9,392                --            (9,392)               --
                                           ------------      ------------      ------------      ------------

Net income/(loss)                          $   (105,026)     $     88,980      $    (53,112)     $     88,289
                                           ============      ============      ============      ============

Earnings per share
  - basic and diluted                      $         --      $         --      $         --      $         --
                                           ============      ============      ============      ============

Weighted average common shares
 outstanding - basic and diluted             68,865,586        59,430,000        62,609,758        59,430,000
                                           ============      ============      ============      ============

See accompanying notes to unaudited consolidated condensed financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

                                            Common Stock
                                      ------------------------
                                         Number                    Additional                           Total
                                           of                        Paid-in         Retained       Stockholders'
                                         Shares        Amount        Capital         Profits            Equity
                                      -----------     --------     -----------      ----------      -------------
Balance, December 31, 2000
(Recapitalization of Slait)            59,430,000     $ 59,430     $    71,609      $  276,957      $     407,996

Issuance of common stock
in respect of reverse
acquisition                            25,470,000       25,470       8,759,880              --          8,785,350

Return of capital to Slait's
original owners                                --           --        (131,039)             --           (131,039)

Issuance of common stock in
connection with compensation
expenses                                   69,797           70          11,796              --             11,866

Issuance of options to
consultants                                    --           --           6,250              --              6,250

Net loss for the nine months
ended September 30, 2001                       --           --              --         (53,112)           (53,112)
                                      -----------     --------     -----------      ----------      -------------

Balance at September 30, 2001          84,969,797     $ 84,970     $ 8,718,496      $  223,845      $   9,027,311
                                      ===========     ========     ===========      ==========      =============


See accompanying notes to unaudited consolidated condensed financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      INCREASE IN CASH AND CASH EQUIVALENTS


(Expressed in U.S. Dollars)

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                        ------------------------------
                                                                            2001              2000
                                                                        ------------      ------------
                                                                         (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                                                     $    (53,112)     $     88,289
      Adjustments to reconcile net income/(loss)
        to net cash provided by/(used in) operating activities                    --                --
      Depreciation of property, plant and equipment                           18,762             9,657
      Loss on disposal of property, plant and equipment                           34                --
      Transfer of computer equipment                                         101,945                --
      Non-cash compensation expenses                                          18,116                --
      Change in:
        Accounts receivable                                                   34,090            85,304
        Other receivables, deposits and prepayments                          436,657           247,848
        Inventories                                                         (133,368)               --
        Accounts payable                                                    (342,616)          (82,227)
        Customer deposits                                                    398,182                --
        Other payables and accrued expenses                               (1,017,144)         (129,699)
        Other taxes payable                                                  (49,093)         (146,347)
                                                                        ------------      ------------

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES                         (587,547)           72,825
                                                                        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of plant and equipment                                     (61,141)          (84,112)
      Proceeds from disposal of other investment                              60,386                --
      Cash increase due to reverse acquisition by Slait                    2,356,978                --
                                                                        ------------      ------------

NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES                        2,356,223           (84,112)
                                                                        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Loans from stockholders                                                 19,091                --
      Repayment from stockholders                                            130,711                --
      Repayment from related company                                         125,764            11,290
      Repayment of short-term bank loan                                   (1,449,275)               --
                                                                        ------------      ------------

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES                       (1,173,709)           11,290
                                                                        ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    594,967                 3

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              47,401            19,615
                                                                        ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $    642,368      $     19,618
                                                                        ============      ============


See accompanying notes to unaudited consolidated condensed financial statements.

                       Forlink Software Corporation, Inc.

                   Notes to Consolidated Financial Statements

(EXPRESSED IN U.S. DOLLARS)

NOTE 1 -- ORGANIZATION AND DESCRIPTION OF BUSINESS

Beijing Slait Science & Technology Development Limited Co. ("Slait") was established in the People's Republic of China (the "PRC") on January 25, 1998 as a limited liability company. Slait was owned by three individual PRC citizens, namely Wei Li, Yi He and Li Zhu Yang.

Slait commenced operations in May 1998. The principal activities of Slait are the sale of computer hardware and provision of computer software consultancy and engineering services in the PRC. Slait has been granted a ten years operation period which can be extended with approvals from relevant PRC authorities. Slait's registered and fully paid up capital is RMB1,085,000 ($131,039).

On January 11, 2001, Slait entered into an agreement of Plan of Reorganization ("the Plan") with Forlink Software Corporation, Inc. ("Forlink"). It is agreed that Forlink will issue to the owners of Slait as individuals 59,430,000 authorized but unissued shares of common stock of Forlink in exchange of 100% of the registered and fully paid up capital of Slait. In accordance with the terms of the Plan, Forlink would transfer $131,039 (RMB1,085,000) to Slait, the amount would be disbursed to the original owners of Slait. The closing date of this exchange transaction was August 28, 2001.

As a result of the acquisition, the former owners of Slait hold a majority interest in the combined entity ("the Company"). Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a "reverse acquisition" whereby Slait is deemed to have purchased Forlink. However, Forlink remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes. The historical financial statements prior to August 28, 2001 are those of Slait. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Slait. Currently, the registration of the recapitalization of Slait with relevant PRC authorities is in progress. Management of the Company expects the registration will be completed in January 2002.

NOTE 2 -- BASIS OF PRESENTATION

The accompanying financial data as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Slait's audited annual financial statements for the year ended December 31, 2000.

                       Forlink Software Corporation, Inc.

                   Notes to Consolidated Financial Statements

(EXPRESSED IN U.S. DOLLARS)

NOTE 2 -- Basis of Presentation - Continued

In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 141, Business Combinations ("FAS 141"). FAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. FAS 141 also requires that the Company recognized acquired intangible assets apart from goodwill if they meet certain criteria. FAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. Accordingly, the Company accounted for the acquisition in accordance with FAS 141.

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000, have been made. The results of operations for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

NOTE 3 -- OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

                                            SEPTEMBER 30,     DECEMBER 31,
                                                2001              2000
                                            -------------     ------------
Other receivables                           $     120,208     $     82,337
Deposits                                          136,821          396,320
Prepayments                                        21,225           35,298
                                            -------------     ------------

                                            $     278,254     $    513,955
                                            =============     ============

NOTE 4 -- INVENTORIES

                                            SEPTEMBER 30,     DECEMBER 31,
                                                2001              2000
                                            -------------     ------------
Raw materials                               $     135,664     $         --
Finished goods                                     68,181               --
                                            -------------     ------------

                                            $     203,845     $         --
                                            =============     ============

                       Forlink Software Corporation, Inc.

                   Notes to Consolidated Financial Statements

(EXPRESSED IN U.S. DOLLARS)

NOTE 5 -- GOODWILL

Slait specializes in large volume transaction processing software for network such as mobile phone billing and band operation. The acquisition as described in
Note 1 allows the Company to expand into the large-scale system integration and software engineering market in the PRC.

The Company accounted for the acquisition in accordance with FAS 141, which resulted in the recognition of goodwill. Goodwill represents the excess of acquisition cost over the estimated fair value of net assets acquired as of August 27, 2001. The acquisition cost is based upon a value of $0.34 per share, the closing price of Forlink's common stock on January 11, 2001, plus a value of $0.15 per option determined using a Black Scholes model on January 11, 2001.

As the acquisition has been accounted for as a "reverse acquisition" whereby Slait is deemed to have purchased Forlink on August 27, 2001. Forlink's results for the period from August 28, 2001 to September 30, 2001 have been included in the financial statements.

The purchase price, purchase-price allocation, and financing of the transaction are summarized as follows:


Consideration paid as:
   Common stock of Forlink issued                                $  8,659,800
   Options of Forlink issued                                          125,550
                                                                 ------------

                                                                    8,785,350
   Allocated to historical book value/fair value of
     Forlink's assets and liabilities                                (134,781)
                                                                 ------------

   Excess purchase price over allocation to
     identifiable assets and liabilities (goodwill)              $  8,650,569
                                                                 ============

In accordance with terms of the acquisition, Forlink would transfer $131,039 (RMB1,085,000) to Slait, this amount would be disbursed to the original owners of Slait and financed by loans from major stockholders of Forlink.

NOTE 6 -- OTHER PAYABLES AND ACCRUED CHARGES

                                            SEPTEMBER 30,     DECEMBER 31,
                                                2001              2000
                                            -------------     ------------
Other payables                              $     158,470     $    112,329
Accrued expenses                                   60,312           85,920
                                            -------------     ------------
                                            $     218,782     $    198,249
                                            =============     ============

                       Forlink Software Corporation, Inc.

                   Notes to Consolidated Financial Statements

(EXPRESSED IN U.S. DOLLARS)


NOTE 7 -- STOCK PLAN

On June 1, 2000, the stockholders of Forlink approved a plan of stock-based compensation incentives for selected eligible participants who are the staff and consultants of Forlink. This plan is known as the "Forlink Software Corporation, Inc. Stock Plan" (the "Plan"). The total number of shares of common stock reserved for issuance by Forlink either directly as stock awards or underlying options granted under this Plan shall not be more than 1,600,000. Under the terms of the Plan, options can be issued to purchase shares of Forlink's common stock. The Board of Directors shall determine the terms and conditions of each option granted to eligible participants, which terms shall be set forth in writing. The terms and conditions so set by the Board of Directors may vary from one eligible participant to another.

The Company will account for the options issued to employees using the intrinsic value method of accounting prescribed by the Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company will also provide the proforma disclosures required by SFAS No. 123, "Accounting for Stock Based Compensation".

The following table summarizes the activity on stock options under the Plan:

                                                                                  WEIGHTED AVERAGE
                                                       NUMBER OF SHARES           EXERCISE PRICE
Outstanding at December 31, 1999                                      0                    0
Granted                                                       1,968,000                $2.28
Exercised                                                             0                    0
Forfeited or Cancelled                                          631,000                $5.00
Outstanding at December 31, 2000                              1,337,000                $1.00
Outstanding at September 30, 2001                             1,337,000                $1.00

All outstanding options at December 31, 2000 and September 30, 2001 are exercisable.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Forlink re-priced 337,000 stock options on September 21, 2000, and reduced the exercise price to $1 per share, the then-current market price of the stock. Under the Interpretation, the options are accounted for as variable from September 21, 2000 until the options are exercised, forfeited or expire unexercised. Since September 21, 2000, the market price of the Forlink's stock decreased to a level lower than the exercise price. Accordingly, there are no effects of adopting the Interpretation for the quarter ended September 30, 2001.

                       Forlink Software Corporation, Inc.

                   Notes to Consolidated Financial Statements

(EXPRESSED IN U.S. DOLLARS)

NOTE 7 -- STOCK PLAN - CONTINUED

On June 1, 2000, a fee agreement was entered into between Forlink and Futro and Trauernicht LLC, the corporate attorneys of Forlink ("the Attorneys"). It is agreed that the Attorneys would accept as compensation in full for all legal services provided from the date of September 1, 2000 to April 30, 2001, a fee consisting of the following:

(a) 100,000 shares of common stock of Forlink; and

(b) options to acquire 100,000 shares of common stock of Forlink, at an exercise price of $5.00 per share.

On July 20, 2000, 100,000 shares of common stock were issued to the Attorneys. The market value as of that date was $4.00 per share. Expense is recorded based on the fair value of the stock at grant date and recognized over the service period of the contract. Up to date, the options have not been issued to the Attorneys. However, on September 21, 2000, the terms of the agreement were changed to issue 500,000 options at $1. The value of the options was recognized as expense over the service period of the contract.

On August 31, 2001, 69,797 shares of common stock were issued to the Attorneys as compensation in full for settlement of legal fee of $11,866 up to July 31, 2001. The fair market of the common stock as agreed by both parties was $0.17 per share, which is approximately the average market value of August 2001. Accordingly, an expense of $11,866 was recorded in the current quarter.

On June 1, 2000, a consulting agreement was entered into between Forlink and Netreach Studios, Ltd., a marketing consultant Forlink ("the Consultant"). The Consultant would accept as compensation in full for all consulting services to be provided from September 1, 2000 to May 31, 2004, a fee consisting of the following:

(a) 100,000 shares of common stock of Forlink; and

(b) options to acquire 100,000 shares of common stock Forlink, at an exercise price of $5.00 per share.

On July 20, 2000, 100,000 shares of common stock were issued to the Consultant. The market value as of that date was $3.00 per share. Expense is recorded based on the fair value of the stock at grant date and recognized over the service period of the contract. $6,250 was recognized since the date of acquisition to September 30, 2001. Up to date, the options have not been issued to the Consultant. However, on September 21, 2000, the terms of the agreement were changed to issue 500,000 options at $1. The value of the options was being recognized as expense over the service period of the contract. Subsequent to the acquisition, the consultant will still provide services to the Company, therefore expense will be recognized based on the fair value of the options over the life of the contract.

                       Forlink Software Corporation, Inc.

                   Notes to Consolidated Financial Statements

(EXPRESSED IN U.S. DOLLARS)

NOTE 8 -- INCOME TAX

Income tax represents current PRC income tax which is calculated at the statutory income tax rate of 15% on the assessable income for the nine months ended September 30, 2001.

The difference between the statutory rate and the effective rate relates principally to nondeductible expenses.

Pursuant to an approval document dated October 22, 1998 issued by the Beijing Tax Bureau, Slait being a "New Technology Enterprise", is eligible to full exemption from PRC Corporate Income Tax for the period from February 1, 1999 to December 31, 2000. Pursuant to an approved document dated June 18, 2001 issued by the Beijing Tax Bureau, Slait is eligible to 50% tax reduction for PRC Corporate Income Tax for the period from January 1, 2001 to December 31, 2003. Accordingly, $9,392 was refunded in connection with full tax paid for the period of January to June 2001.

Pursuant to an approval document dated June 23, 1999 issued by the Beijing Tax Bureau, a wholly owned subsidiary of the Company namely, Forlink Technologies Co., Ltd. (formerly known as Beijing Forlink Software Technology Co., Ltd.), being a "New Technology Enterprise" is eligible to full exemption from Corporate Income Tax for a period of 3 years commencing January 1, 1999, followed by a 50% reduction for the years from 2003 to 2005.

NOTE 9 -- ACQUISITION OF INTEREST IN SUBSIDIARY

NET ASSETS ACQUIRED:
Cash and bank balances                                     $  2,356,978
Accounts receivable                                              18,800
Other receivables, deposits and prepayments                     200,956
Inventories                                                      70,477
Office equipment                                                192,691
Short-term bank loan (with maturity within 3 months)         (1,449,275)
Customer deposits                                              (170,223)
Other payables and accrued expenses                          (1,037,677)
Amounts due to stockholders                                     (47,946)
                                                           ------------

                                                                134,781
Goodwill on acquisition                                       8,650,569
                                                           ------------

                                                              8,785,350
                                                           ============

SATISFIED BY:
Common stock of Forlink issued                             $  8,659,800
Options of Forlink issued                                       125,550
                                                           ------------

                                                              8,785,350
                                                           ============

                       Forlink Software Corporation, Inc.

                   Notes to Consolidated Financial Statements

(EXPRESSED IN U.S. DOLLARS)


NOTE 10 -- SHORT TERM BANK LOAN

On August 17, 2001, a short-term bank loan of $1,449,275 was granted to Forlink. The loan was secured by a third party standby letter of credit, interest bearing at 6% p.a. and repayable on November 17, 2001. On September 30, 2001, the loan was fully settled by the Company.


NOTE 11 -- PRO-FORMA INFORMATION

The following table reflects the results of our operations on a pro forma basis as if the acquisition had occurred at the beginning of the respective periods shown.

                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                            -----------------------------    ------------------------------
                                                2001             2000            2001             2000
                                            -------------   -------------    -------------    -------------
                                             (Unaudited)     (Unaudited)      (Unaudited)       (Unaudited)
Net sales                                         828,992       1,586,125        4,232,458        2,880,569
                                            =============   =============    =============    =============

Net loss                                         (199,147)       (856,817)        (602,964)      (1,013,503)
                                            =============   =============    =============    =============

Loss per share - basic and diluted                     --           (0.01)          (0.01)            (0.01)
                                            =============   =============    =============    =============

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the dates indicated, nor are they necessarily indicative of future operating results.

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

        As discussed in the Company's current report on Form 8-K filed on August 31, 2001, Forlink Software Corporation, Inc. completed the acquisition of Beijing Slait Science & Technology Development Limited Co. ("SLAIT"). 100% of the registered share capital of SLAIT was acquired by the Company, in exchange for 59,430,000 shares of the Company's $0.001 par value common stock, plus a cash consideration of Renminbi (RMB) 1,085,000. Immediately following issuance of the 59,430,000 shares of the common stock to the original owners of SLAIT, the Company had a total of 84,900,000 shares of common stock issued and outstanding. The principal activities of the Company are the sale of computer hardware, and provision of computer software consultancy and engineering services in the PRC. The Company also provides network software system development and enterprise application integration solutions for telecommunication and logistics companies.

        As a result of the acquisition, the former owners of SLAIT hold a majority interest in the Company. Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a "reverse acquisition" whereby SLAIT is deemed to have purchased Forlink. However, Forlink remains the legal entity for reporting purposes, and SLAIT is a wholly owned subsidiary. The historical financial statements prior to August 28, 2001 are those of SLAIT. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of SLAIT.

        Results of Operations

        Three months ended September 30, 2001 compared to three months ended September 30, 2000, and nine months ended September 30, 2001 compared to nine months ended September 30, 2000:

                             Three months ended                    Nine months ended
                    Sept. 30, 2001      Sept. 30, 2000       Sept. 30, 2001    Sept. 30, 2000
                    --------------      --------------       --------------    --------------
         Net sales     $779,487           $1,368,325           $4,000,382        $2,286,998

         Net sales were derived from sale of computer hardware, provision of computer software consultancy and engineering services and network software system development services.

         Net sales was $779,487 for the three months ended September 30, 2001, down from $1,368,325 for the same period of last year. However, the net sales for the nine months ended September 30, 2001 increased by $1,713,384 in comparison with the corresponding period. During the quarter ended June 2001, contacts of selling of computer hardware and system integration in the amount of approximately $2,420,000 were entered into with a telecom company. All of the sales income in connection with these transactions was recorded in the quarter ended June 30, 2001. Even with keen market competition during the quarter ended September 30, 2001, the Company recorded net sales of $779,487 for the quarter.

         Costs of sales were $3,534,606 and $2,035,428 for the nine months ended September 30, 2001 and September 30, 2000, respectively. The degree of increase in cost of sales is in line with the increase in sales. General and administrative ("G&A") expenses were $466,534 during the nine months ended September 30, 2001, up from $109,520 during the first nine months of 2000. Included in the G&A expenses for the nine months ended September 30, 2001 were rental charges of $172,000, advertising expenses of $41,890, telecommunication expenses of $24,465, wages of $18,374 and for non-cash compensation expenses of $18,116 incurred as a result of the accounting effect of granting certain stock options in 2000 under the "Forlink Software Corporation, Inc. Stock Plan." As the acquisition occurred in August 2001, Forlink's G&A expenses of $5,500 for the period from August 28, 2001 to September 30, 2001 have been included in the financial statements.

         For the nine months ended September 30, 2001, the Company had a net loss of $53,112, compared to a net income of $88,289 for the same period in 2000.

         During the first nine months of 2001, the net increase in cash and cash equivalent was $594,967. The net cash used in operating activities was $587,547. In order to address business growth, the Company used $61,141 for the acquisition of plant and equipment. The cash proceeds from disposal of other investment was $60,386, and the cash increase due to the reverse acquisition was $2,356,978. The company used $1,449,275 to repay to the short-term bank loan, but received $275,566 from other financing activities.

         As a result of the acquisition, the Company recorded $8,650,569 as Goodwill. This amount reflects the excess of the acquisition cost over the estimated fair value of net assets acquired. The acquisition cost is based upon a value of $0.34 per share, the closing price of Forlink's common stock on January 11, 2001, plus a value of $0.15 per option determined using a Black Scholes model on January 11, 2001.

         Risk

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - None.

ITEM 2.  CHANGES IN SECURITIES.

         (c) On August 27, 2001, the Company issued an aggregate of 59,430,000 shares of its common stock to Beijing Slait Science & Technology Development Limited Co.'s ("SLAIT") thirty-seven shareholders in exchange for 100% of the outstanding equity of SLAIT, pursuant to a Plan of Reorganization dated January 11, 2001 between the Company and SLAIT (the "Agreement"). The former shareholders of SLAIT now own approximately 70% of the 85,073,207 issued and outstanding shares of the Company's common stock and the Company owns 100% of the issued and outstanding shares of SLAIT. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         The transaction described in Item 2, above, was approved by the holders of a majority of the Company's common stock on January 11, 2001. On or about July 24, 2001, pursuant to Section 14C of the Securities Exchange Act of 1934, as amended, (the "Act"), an Information Statement describing the transaction was mailed to the shareholders and proxies were not solicited. The Information Statement was furnished solely for the purpose of informing the shareholders, in the manner required under the Act, of the action previously taken by the shareholders pursuant to the Agreement and prior to the corporate action taken upon closing of the Agreement on August 27, 2001. Pursuant to Section 14C of the Act, the Information Statement did not afford the shareholders an opportunity to dissent.

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

(b)      Reports on Form 8-K.

                  On August 30, 2001, the Company filed a current report on Form 8-K to describe the Company's acquisition of Beijing SLAIT Science & Technology Development Limited Co.("SLAIT"), the resulting change in control of the Company, and to provide required financial information.

                  Pursuant to a Plan of Reorganization dated January 11, 2001, the Company's Board of Directors and a majority of the shareholders of the Company approved the acquisition of a controlling interest in SLAIT. The Company issued 59,430,000 shares of its common stock to SLAIT's thirty-seven shareholders in exchange for 100% of the outstanding equity of SLAIT. As a result of the share exchange, the thirty-seven former SLAIT shareholders own 70% of the 85,073,207 issued and outstanding shares of the Company. By virtue of the share exchange, SLAIT is a wholly-owned subsidiary of the Company. The Company also agreed to transfer RMB1,085,000 (approximately US$131,039) to be disbursed to the SLAIT shareholders. SLAIT is an Application Integration Technology provider and specializes in large volume transaction processing software for network such as mobile phone billing and band operation.

                  In connection with the transaction, all officers and directors of the Company resigned, with the exception of Xiaoxia Zhao who remains as Chairman of the Board of Directors, Secretary and Treasurer. Mr. Zhao also serves as Chief Accounting Officer and Chief Financial Officer. Two former shareholders of SLAIT became officers and directors of the Company: Yi He is President and a Director and Honkeung Lam is a Director of the Company.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                FORLINK SOFTWARE CORPORATION, INC.


                                By: /s/ Xiaoxia Zhao
                                   ---------------------------------------------
                                     Xiaoxia Zhao, Chief Accounting Officer &
                                     Chief Financial Officer


Date: November 19, 2001