Form 10KSB
period 2001-12-31
FORLINK SOFTWARE CORP INC
filed 2002-03-29
CIK 866458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                   For the fiscal year ended December 31, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


        For the transition period from:                to
                                        --------------    --------------

                         Commission file number: 0-18731

                       FORLINK SOFTWARE CORPORATION, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

           NEVADA                                       84-0438458
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

9/F, Fang Yuan Mansion, No.56
Zhongguancun South Road Yi,
Haidian District, Beijing, China                                       100044
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Issuer's telephone number: 011-8610-88026368

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $5,148,049

         As of March 18, 2002 the aggregate market value of the Common Stock held by non-affiliates, approximately 43,597,582 shares of Common Stock, was approximately $3,923,782 based on an average of the bid and ask prices of approximately $.09 per share of Common Stock on such date.

         The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of March 18, 2002 was 85,073,207 shares.

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

On November 3, 1999, the Company entered into a Plan of Reorganization with Beijing Forlink Software Technology Co., Ltd., (hereinafter "BFSTC"), under the terms of which BFSTC gained control of the Company. Pursuant to the Plan of Reorganization, the Company acquired 100% of the registered and fully paid-up capital of BFSTC in exchange for 20,000,000 shares of the Company's authorized, but unissued, common stock. BFSTC is engaged in the provision of computer software consultancy and engineering services and the development and sale of computer software in the PRC. As a part of computer consultancy and engineering services, BFSTC also is engaged in sale of computer hardware. The business of BFSTC has become the business of the Company. In June 2001, BFSTC changed its name to Forlink Technologies Co. Ltd. ("FTCL").

In August 2001, the Company acquired Beijing Slait Science & Technology Development Limited Co. ("SLAIT") pursuant to a Plan of Reorganization dated January 11, 2001. The Company issued 59,430,000 shares of its common stock to SLAIT's original beneficial owners in exchange for 100% of the outstanding equity of SLAIT. As a result of the share exchange, the former beneficial owners of SLAIT own approximately 70% of the issued and outstanding shares of the Company. By virtue of the share exchange, SLAIT became a wholly-owned subsidiary of the Company. The Company also agreed to transfer RMB1,085,000 (approximately US$131,039) to the former owners of SLAIT. A change in control occurred in which all but one of the officers and directors of the Company resigned and two former directors (also former owners) of SLAIT became officers and directors of the Company. SLAIT provides application system integration technology and specializes in large volume transaction processing software for network such as mobile phone billing and band operation.

BUSINESS OF THE COMPANY

The Company has two wholly-owned subsidiaries, Forlink Technologies Co., Ltd. and SLAIT. Through its subsidiaries, the Company is developing innovative products, industry expertise, project management skills and technologies necessary for the design and implementation of large-scale, specifications-intensive integrated application systems typically required by leading telecommunication service providers.

Our application solutions are developed on application integration platforms. The major product offerings include:

o ForBOSS: Our solution for Business & Operation Support Systems (BOSS) for telecom carriers, particularly China Mobile; it consists of software products designed to support existing and expanding business operations of communications companies; ForBOSS supports billing, customer care, accounting, decision support and other internal functionalities.

o ForELS: An operation support solution package designed to meet the needs of logistics companies; it incorporates every aspect of the supply chain for end-to-end information and systems management.

o        For-Mail: A high-power web mail system.

Currently, our business and operations concentrate in Beijing. The Company also has a few numbers of customers in other cities of Mainland China. The head office of the Company is situated in Beijing and we also have a software development center in Chengdu. Additionally, two representative offices are newly setup in Shenyang and Shanghai.

To date, our customers include Beijing Mobile and Chongqing Mobile and leading logistics companies and network service providers in China. We currently have approximately 150 employees, of which 140 are full-time.

DISTRIBUTION METHODS UTILIZED

We sell our products and provide our services directly by ourselves to customers.

COMPETITIVE CONDITIONS

As the Company is engaged in the development and sale of network software system and provision of enterprise application system integration services for telecommunication companies, logistics companies and network services providers, the Company stands in a unique position in the growing market in the PRC. The Company has developed "For-Series" network software systems, such as "ForBoss" and "For-Mail". These products are used by a considerable number of reputable companies in the PRC. Currently, the Company is not aware of any competitors in Beijing who provide identical or similar products and services to the customers. However, the Company is aware of there are a certain number of software development and system integration companies in Beijing may have enough technical know-how and ability to develop products and provide services which are similar to the ones of the Company. In order to solidify our products and services in a leading market position, we will allocate more resources to the product developments.

DEPENDENCE OF MAJOR CUSTOMER

Beijing Mobile Communication Company accounted for 79.60% and 59.80% of the total sales for the year 2001 and 2000, respectively.

REGULATION OF THE BUSINESS

There are no government regulations that have significant effect on our business.

SOFTWARE DEVELOPMENT COST

For the year 2001, the software costs expensed were $19,307. There were no software costs expensed in 2000.

From time to time, we are developing new versions of our existing products such as ForBOSS and For-Mail.

MANAGEMENT OF GROWTH

If the Company is successful in implementing its growth strategy, the Company believes it can undergo a period of rapid growth. The Company will focus on "ForBoss" and "For-Mail" development and marketing promotion. The Company will develop "ForBoss" and "For-Mail" in depth and, based on these two products, develop more software application systems for users in the sectors of telecommunications, network services providers and logistics.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently rents its facilities in Beijing, China. It presently leases space at 9/F Fang Yuan Mansion, No. 56 Zhongguancun South Road Yi , Haidian District, Beijing, China and space at 11/F, Bin He Plaza, No.1 Che Dao Gou Road, Haidian District, Beijing, China.

The Company owns an office in Chengdu, China as a software development center, it is at B-16B, WangFuJing Business Mansion, No.5 HuaXingZheng Street, ChengDu, SiChuan Province, China.

The building located in Chengdu was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company. By a stockholders' resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. The building has been pledged as collateral for the mortgage loan granted to Mr. Yi He. The related mortgage still remains in the name of Mr. Yi He, however the Company has agreed to pay Mr. Yi He amounts equal to the required mortgage payments. The amount of the mortgage loan of $69,996 ($77,514 in 2000) is accrued for in the financial statements.

The Company also rents facilities in Shanghai and Shengyang, China, as its representative offices, they are at Room 521, ChangFeng Center, No.1088 YanAn West Street, ShangHai, China and Room 609, ShenYang KaiLai Hotel, No.32 YingBin Street, North Station of ShenHe District, ShenYang, LiaoNing Province, China respectively.

The Company believes its existing properties are adequate for the current operations of the Company and those in the near future. Certainly, because of the expected growth of operations, the company is continually evaluating the need for addition office space.

ITEM 3. LEGAL PROCEEDINGS.

There are no pending legal proceedings involving the Company. Additionally, there are no any legal proceedings against directors, officers, affiliates, or 5% beneficial owners that are required to be disclosed.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of the shareholders in the fourth quarter of 2001.

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

                                  Common Stock

Quarter Ended                                       High Bid          Low Bid
----------------------------------------------    -------------    -------------
December 31, 2001                                 $         .40    $         .09
September 30, 2001                                $         .21    $         .10
June 30, 2001                                     $         .25    $         .15
March 31, 2001                                    $         .75    $        .187

December 31, 2000                                 $       1.968    $      0.1875
September 30, 2000                                $      4.9375    $        1.01
June 30, 2000                                     $        9.50    $       4.406
March 31, 2000                                    $       23.50    $        7.25

HOLDERS

As of March 18, 2002, there were 85,073,207 shares of the Company's common stock outstanding held of record by approximately 868 persons (not including beneficial owners who hold shares at broker/dealers in "street name").

DIVIDENDS

The Company has never paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future. The Company currently intends to retain its earnings for the operation and expansion of its business.

SALES OF UNREGISTERED SECURITIES

There are no any sales of unregistered securities during the over three years.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


GENERAL

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

As discussed in the Company 8K report filed on August 31, 2001, on August 27, 2001, Forlink Software Corporation, Inc. completed the acquisition of Beijing Slait Science & Technology Development Limited Co. ("SLAIT"). 100% of the registered capital of SLAIT was acquired by the Company, in exchange for 59,430,000 shares of Company's $0.001 par value common stock, plus a cash consideration of Renminbi (RMB) 1,085,000. Immediately following issuance of the 59,430,000 shares of the common stock to the original owners of SLAIT, the Company had a total of 84,900,000 shares of common stock issued and outstanding. As of December 31, 2001, the Company had a total of 85,073,207 shares of common stock issued and outstanding.

As a result of the acquisition, the former owners of Slait hold a majority interest in the combined entity. Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a "reverse acquisition" whereby Slait is deemed to have purchased Forlink. However, Forlink remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes. The historical financial statements prior to August 28, 2001 are those of Slait. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Slait. The Company is engaged in the development and sale of network software system and provision of enterprise application system integration services for telecommunication companies, logistics companies and network services providers in the PRC. As a significant part of system integration services, the Company is also engaged in the sale of computer hardware.

CRITICAL ACCOUNTING POLICIES

The Company have identified certain accounting policies related to revenue recognition, project and computer software development costs and impairment of long-lived assets as critical to our business operations and the understanding of our results of operations.

Revenue Recognition

The Company's revenue recognition policy is significant because our revenue is a key component of our results of operations. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin

No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Details of revenue recognition policy are as follows:

Revenue from software sales is recognised when all shipment obligations have been met, fees are fixed and determinable, collection of sales proceeds is deemed probable and persuasive evidence of an arrangement exists.

Revenue from provision of system integration services is recognised when services are rendered in stages as separate identifiable phases of a project are completed.

The sale of computer hardware is recognised as revenue on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed.

Project and Computer Software Development Costs

Our policy on project and computer software development costs determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as software development expense or deferred software development costs or cost of service income. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or deferral.

The Company accounts for project and computer software development costs in accordance with SFAS No. 86 "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed". Accordingly, software development costs are expensed as incurred until technological feasibility in the form of a working model has been established. Deferred software development costs will be amortized over the estimated economic life of the software once the product is available for general release to customers. For the current products, the Company determined that technological feasibility was reached at the point in time it was available for general distribution. Therefore, no costs were capitalized.

Long-lived Assets

The Company's long-lived assets include property, plant and equipment and goodwill. At December 31, 2001, the Company had $411,977 of property, plant and equipment and $8,650,569 of goodwill, accounting for approximately 86% of the Company's total assets.

The Company periodically reviews their long-lived assets for impairment based upon the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the asset is written down to its net realizable value. In addition, if the estimates and the related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" and will be required to analyze its goodwill for impairment issues during the first six months of fiscal 2002, and then on a periodic basis thereafter. During the year ended 31 December 2001, the Company did not record any impairment losses related to goodwill.

RESULTS OF OPERATIONS

Twelve Months Ended December 31, 2001 compared to Twelve Months Ended December 31, 2000.


                                  TWELVE MONTHS ENDED
                        DECEMBER 31, 2001         DECEMBER 31, 2000
                        -----------------         -----------------
         NET SALES             $5,148,049                $2,644,242



Net sales were derived from Forlink brand "For-Series" network software systems sales, computer hardware sales and network system integration services. Net sales of $5,148,049 for the fiscal year ended December 31, 2001 increased by 95% over the fiscal year ended December 31, 2000. The revenue growth was primarily attributable to marketing efforts and increased "For-Series" brand awareness. Our "For-Series" network software systems can support our customers, which include telecommunication companies, logistics companies and network system providers, to build their Business Operation Supporting System (BOSS). Our "For-Series" network software systems are accepted by a considerable number of customers in PRC, such as Beijing Mobile Communication Company, Chongqing Mobile Communication Company, Yantai Telecommunication Company, China National Materials Storage and Transportation Corporation, All China Logistics Online Co., Ltd., Legend Computer Co., Ltd., newpalm.com, palm365.com, ccidnet.com, fm365.com, etc.

Followed by the increased "For-Series" brand awareness, the revenue from encompassed businesses of sales of computer hardware and system integration services showed substantial increment. Additionally, revenue growth was also driven by the increased demand of service of system integration and hardware sale in connection with enterprise application integration business.

Cost of sales consisted principally of the cost of computer hardware sold, salary and other costs which were directly attributable to the cost of system integration services and other services rendered to customers. Cost of sales of $3,951,666 for fiscal year ended 2001 increased by 68% over the fiscal year ended 2000. The increase in cost of sales was driven by the increase in the purchases of computer related components from third party and increase in the level of sales.

Gross profit margins were improved from 11% for the year 2000 to 23% for the year 2001. Previously, the Company's gross profit was mainly attributable to the sale of computer hardware in a keen competition market and low margin system integration services. As a result of Slait's reverse take-over with Forlink and strong customer basis of Slait, the Company has much more rooms to introduce their network software systems and application system integration solutions and products to their customers. The improvement of gross profit margin is driven by the fact that the greater the margins of the sale and system integration services in connection with "For" series software products.

Selling expenses of $159,992 for fiscal year ended 2001 increased by 118% over fiscal year ended 2000. The increase in selling expenses was attributable to the increase in headcount number of the departments of sales and customers service. As well, the Company has increased staff salary to a competitive market level.

General and administrative ("G&A") expenses of $845,169 for fiscal year ended 2001 increased by 307% over fiscal year ended 2000. Included in the G&A expenses for the year ended 2001 were rental charges of $276,191, advertising expenses of $19,500, accountants' fee of $36,148, bad debts written off of $47,519, depreciation charges of $24,849, salaries and staff welfare charges of $107,162, communication expenses of $32,375, traveling expenses of $11,931 and non-cash compensation expenses of $47,813. Non-cash compensation expenses were incurred as a result of the accounting effect of granting and repricing certain stock options under the Forlink's Stock Plan and the issuance of shares for services rendered by the Company's legal counsel.

The increase in G&A expenses was mainly due to the expansion of the business of the Company during the year. Especially, as a result of Slait's reverse acquisition with Forlink, the number of employees was increased from 60 as of December 31, 2000 to 150 as of December 31, 2001. Rental charges, salary and staff benefit expenses were therefore increased significantly. Additionally, in order to recruit experienced computer engineers/technicians, the Company has increased the salary of the management team as well as the staff's salary to a competitive market level.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year ended December 31, 2001, the Company used $67,897 to acquire plant and equipment. On August 17, 2001, a short-term bank loan of $1,449,275 was granted to Forlink Technologies Co. Ltd. The loan was secured by a third party standby letter of credit, interest bearing at 6% p.a. and repayable on November 17, 2001. On September 30, 2001, the loan was fully settled by the Company. During the year, amount due from a related company of $160,547 was repaid. Cash increase due to reverse acquisition with SLAIT was $2,356,978. As of December 31, 2001, the Company had $993,110 cash on hand, and a working capital surplus of $238,797. However, due to the rapid growth of the Company, additional capital may be required. In order for the Company to meet its continuing cash requirements and to successfully implement its growth strategy, the Company will need to rely on growth of future revenue and/or will require additional financing. In the event additional financing is required, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

Principally, the Company relies on sale revenue and advances from major stockholders of the Company as the sources of liquidity. In case of the Company cannot meet the customers' requirements for the products and services rendered and/or cannot complete projects on a pre-determined timetable, the sale revenue can be deferred or even adversely affected. Additionally, the source of liquidity would also be affected in case of the major stockholders stop to provide additional financing and call for repayment of advances due to their accords.

CONTRACTUAL OBLIGATIONS

As of December 31, 2001 and 2000, the Company had commitments under non-cancellable operating leases expiring in excess of one year amounting to $36,964 and $58,932 respectively. Rental payments for each of the succeeding period are:


                                                           December 31,       December 31,
                                                               2001               2000
                                                          ---------------   ---------------
January 1, 2001 to December 31, 2001                      $            --   $        40,816
January 1, 2002 to December 31, 2002                               36,964            18,116
                                                          ---------------   ---------------
                                                          $        36,964   $        58,932
                                                          ===============   ===============


RELATED PARTY TRANSACTIONS

On January 11, 2001, the Company entered into a Plan of Reorganization with Beijing Slait Science & Technology Development Limited Co. (hereinafter "SLAIT"), under the terms of which the Company acquired up to 100% of the outstanding equity of SLAIT. Pursuant to the Plan of Reorganization (the "Plan") in August 2001 the Company acquired 100% of the registered and fully paid-up capital of SLAIT in exchange for 59,430,000 shares of restricted common stock of the Company. Under the terms of the Plan, three former beneficial owners of SLAIT, Yi He, Honkeung Lam and Jing Zeng were issued 25,800,000, 10,500,000 and 5,760,000 of the Company's shares, respectively. Additionally, at Closing all of the Company's officers and directors resigned with the exception of Xiaoxia Zhao who remains as an officer and director and Yi He was appointed as President and Director and Honkeug Lam as Director of the Company.

The Company, from time to time, received from or made repayment to Mr. Xiaoxia Zhao, Mr. Yi He and Mr. Wei Li who are stockholders and also the management of the Company. The amounts due from/to stockholders do not bear any interest and do not have clearly defined term of repayment.

As of December 31, 2001, the balance represented amount to be disbursed to the original owners of Slait in respect of the recapitalization mentioned in Item 1 of this report and advances from stockholders.

The building located in Chengdu was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company. By a stockholders' resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. The building has been pledged as collateral for the mortgage loan granted to Mr. Yi He. The related mortgage still remains in the name of Mr. Yi He, however the Company has agreed to pay Mr. Yi He amounts equal to the required mortgage payments. The amount of the mortgage loan is $69,996 ($77,514 in 2000) and is included in "Amounts due to stockholders" on the balance sheet.

In the opinions of directors, except for the arrangements in connection with purchase of office in Chengdu, all the above transactions were negotiated at arm's length and entered into and executed under normal course of business with no different from those which would be negotiated with a clearly independent party. In respect of purchase of office in Chengdu, if Mr. Yi He would not have been able to obtain a mortgage for the property, the Company may not have been able to obtain one on its own and the financial resources may not have been available for the Company to purchase the property outright.


NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognized acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. Accordingly, the Company accounted for the acquisition as described in Note 1 to the financial statements in accordance with SFAS 141.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. This Statement changes the accounting for goodwill from an amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations will cease upon adoption of this Statement, which will begin with the Company's fiscal year beginning January 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 will be subject to immediate adoption of the Statement. The Company does not expect that the adoption of SFAS No. 142 will have a material effect on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No.144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The Company is required to adopt the provision of SFAS No. 144 beginning with its fiscal year that starts on January 1, 2002. The Company does not believe that adoption of SFAS 144 will have a material effect on its consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS.

The information required by Item 7 and an index thereto commences on page F-1, which pages follow this page.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 4, 2000 the Company dismissed Smith & Company and appointed BDO International as its new independent accountants. The change in the accountants was the result of the Company's reorganization in November 1999. A Current Report on Form 8-K was filed on January 10, 2000 to report the change in the accountants.

                       FORLINK SOFTWARE CORPORATION, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2001 AND 2000


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




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

Consolidated Balance Sheets                                                                         F-2

Consolidated Statements of Operations                                                               F-3

Consolidated Statements of Stockholders' Equity                                                     F-4

Consolidated Statements of Cash Flows                                                               F-5

Notes to Consolidated Financial Statements                                                       F-6 - F-18

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors of
Forlink Software Corporation, Inc.


We have audited the accompanying consolidated balance sheets of Forlink Software Corporation, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forlink Software Corporation, Inc. as of December 31, 2001 and 2000 and the results of its consolidated operations and cash flows for the years ended December 31, 2001 and 2000, in conformity with generally accepted accounting principles in the United States of America.





BDO INTERNATIONAL

Hong Kong
March 20, 2002

                       FORLINK SOFTWARE CORPORATION, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                DECEMBER 31,       DECEMBER 31,
                                                                    2001               2000
                                                               ---------------   ---------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                    $       993,100   $        47,401
  Accounts receivable                                                  205,426            57,488
  Other receivables, deposits and prepayments (Note 3)                 220,778           513,955
  Inventories (Note 4)                                                  49,987                --
  Other investments (Note 5)                                                --            60,386
  Amounts due from stockholders (Note 6)                                    --            53,197
                                                               ---------------   ---------------

  Total current assets                                               1,469,291           732,427

Property, plant and equipment (Note 7)                                 411,977           291,347
Goodwill (Note 8)                                                    8,650,569                --
Amount due from related company (Note 6)                                    --           160,547
                                                               ---------------   ---------------

TOTAL ASSETS                                                   $    10,531,837   $     1,184,321
                                                               ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                             $            12   $       342,616
  Amounts due to stockholders (Note 6)                                 229,811                --
  Customer deposits                                                    767,336           256,026
  Other payables and accrued expenses (Note 9)                         144,683           120,735
  Income tax payable (Note 10)                                          15,083                --
  Other taxes payable (Note 11)                                         73,569            56,948
                                                               ---------------   ---------------

  Total current liabilities                                          1,230,494           776,325
                                                               ---------------   ---------------


COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY
  Common stock, par value $0.001 per share;
    100,000,000 shares authorized; 85,073,207 and
    59,430,000 shares issued and outstanding, respectively              85,073            59,430
  Additional paid-in capital                                         8,748,090            71,609
  Retained earnings                                                    468,180           276,957
                                                               ---------------   ---------------

  Total stockholders' equity                                         9,301,343           407,996
                                                               ---------------   ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $    10,531,837   $     1,184,321
                                                               ===============   ===============

          See accompanying notes to consolidated financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in US Dollars)



                                                       YEAR ENDED         YEAR ENDED
                                                       DECEMBER 31,       DECEMBER 31,
                                                          2001                2000
                                                     ---------------    ---------------
NET SALES                                            $     5,148,049    $     2,644,242

COST OF SALES                                             (3,951,666)        (2,350,507)
                                                     ---------------    ---------------

GROSS PROFIT                                               1,196,383            293,735

SELLING EXPENSES                                            (159,992)           (73,405)

GENERAL AND ADMINISTRATIVE EXPENSES                         (845,169)          (207,670)
                                                     ---------------    ---------------

OPERATING PROFIT                                             191,222             12,660

INTEREST EXPENSES                                             (2,277)                --

INTEREST INCOME                                                4,429                825

OTHER INCOME                                                  22,324                 --
                                                     ---------------    ---------------

PROFIT BEFORE INCOME TAX                                     215,698             13,485

PROVISION FOR INCOME TAX (Note 10)                           (24,475)                --
                                                     ---------------    ---------------

NET INCOME                                           $       191,223    $        13,485
                                                     ===============    ===============

EARNINGS PER SHARE - BASIC AND DILUTED               $            --    $            --
                                                     ===============    ===============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                          68,261,295         59,430,000
                                                     ===============    ===============


          See accompanying notes to consolidated financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in US Dollars)


                                            COMMON STOCK
                                    -----------------------------
                                       NUMBER                         ADDITIONAL                         TOTAL
                                         OF                            PAID-IN         RETAINED       STOCKHOLDERS'
                                       SHARES          AMOUNT          CAPITAL          PROFITS          EQUITY
                                    -------------   -------------   -------------    -------------   -------------
Balance, December 31, 1999
  (Recapitalization of Slait)          59,430,000   $      59,430   $      71,609    $     263,472   $     394,511

Net income                                     --              --              --           13,485          13,485
                                    -------------   -------------   -------------    -------------   -------------

Balance, December 31, 2000             59,430,000   $      59,430   $      71,609    $     276,957   $     407,996

Issuance of common stock in
  respect of reverse acquisition       25,470,000          25,470       8,759,880               --       8,785,350

Return of capital to Slait's
  original owners                              --              --        (131,039)              --        (131,039)

Issuance of common stock in
  connection with compensation
  expenses                                173,207             173          22,034               --          22,207

Consultant's compensation
  expenses                                     --              --          25,606               --          25,606

Net income                                     --              --              --          191,223         191,223
                                    -------------   -------------   -------------    -------------   -------------

Balance, December 31, 2001             85,073,207   $      85,073   $   8,748,090    $     468,180   $   9,301,343
                                    =============   =============   =============    =============   =============


          See accompanying notes to consolidated financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      INCREASE IN CASH AND CASH EQUIVALENTS


(Expressed in US Dollars)


                                                                   YEAR ENDED DECEMBER 31,
                                                               ------------------------------
                                                                   2001             2000
                                                               -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                   $     191,223    $      13,485
      Adjustments to reconcile net income
        to net cash used in operating activities
      Depreciation of property, plant and equipment                   37,979           12,867
      Loss on disposal of property, plant and equipment                   34               --
      Transfer of computer equipment                                 101,945               --
      Non-cash compensation expenses                                  47,813               --
      Change in:
        Accounts receivable                                         (129,138)          27,816
        Other receivables, deposits and prepayments                  494,133          (82,429)
        Inventories                                                   20,490               --
        Accounts payable                                            (342,604)          16,607
        Customer deposits                                            341,087               --
        Other payables and accrued expenses                       (1,013,729)         (76,746)
        Income tax payable                                            15,083               --
        Other taxes payable                                           16,621          (66,878)
                                                               -------------    -------------

NET CASH USED IN OPERATING ACTIVITIES                               (219,063)        (155,278)
                                                               -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of plant and equipment                                (67,897)        (108,292)
   Proceeds from disposal of other investments                        60,386               --
   Cash increase due to reverse acquisition by Slait               2,356,978               --
                                                               -------------    -------------

NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES                2,349,467         (108,292)
                                                               -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Loans from stockholders                                            50,826          291,356
   Repayment from stockholders                                        53,197               --
   Repayment from related company                                    160,547               --
   Repayment of short-term bank loan                              (1,449,275)              --
                                                               -------------    -------------

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES               (1,184,705)         291,356
                                                               =============    =============

NET INCREASE IN CASH AND CASH EQUIVALENTS                            945,699           27,786

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        47,401           19,615
                                                               -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                       $     993,100    $      47,401
                                                               =============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                       2,277               --
   Income tax paid                                                     9,392               --



          See accompanying notes to consolidated financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Beijing Slait Science & Technology Development Limited Co. ("Slait") was established in the People's Republic of China (the "PRC") on January 25, 1998 as a limited liability company. Slait was beneficially owned by three individual PRC citizens, namely Yi He, Hongkeung Lam and Jing Zeng.

Slait commenced operations in May 1998. The principal activities of Slait are the development and sale of network software system, provision of enterprise application system integration services in the PRC. As a significant part of system integration services, Slait is also engaged in the sale of computer hardware. Slait has been granted a ten years operation period which can be extended with approvals from relevant PRC authorities.

On January 11, 2001, Slait entered into an agreement of Plan of Reorganization ("the Plan") with Forlink Software Corporation, Inc. ("Forlink"). Forlink had issued to the owners of Slait as individuals 59,430,000 authorized shares of common stock of Forlink in exchange of 100% of the registered and fully paid up capital of Slait. In accordance with the terms of the Plan, Forlink would transfer $131,039 (RMB 1,085,000) to Slait, the amount would be disbursed to the original owners of Slait. The closing date of this exchange transaction was August 28, 2001.

As a result of the acquisition, the former owners of Slait hold a majority interest in the combined entity. Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a "reverse acquisition" whereby Slait is deemed to have purchased Forlink. However, Forlink remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes. The historical financial statements prior to August 28, 2001 are those of Slait. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Slait. Currently, the registration of the recapitalization of Slait with relevant PRC authorities is in progress. Management of the Company expects the registration will be completed in April 2002.


NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of Forlink and its wholly owned subsidiaries, namely, Slait and Forlink Technologies Co., Ltd. (collectively, called as "the Company"). Forlink Technologies Co., Ltd. ("FTCL") is formerly known as Beijing Forlink Software Technology Limited. All material intercompany transactions have been eliminated.

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)


NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES - CONTINUED

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The functional currency of Forlink is US$ and the financial records are maintained and the financial statements prepared in US$. The functional currency of Slait and FTCL is Renminbi (RMB) and the financial records are maintained and the financial statements are prepared in RMB.

For Forlink, foreign currency transactions during the year are translated into US$ at the exchange rates ruling at the transaction dates. Gain and loss resulting from foreign currency transactions are included in the consolidated statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into US$ at year end exchange rates. All exchange differences are dealt with in the consolidated statements of operations.

For Slait and FTCL, foreign currency transactions during the year are translated into RMB at the exchange rates ruling at the transaction dates. Gain and loss resulting from foreign currency transactions are included in the consolidated statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into RMB at year end exchange rates. All exchange differences are dealt with in the consolidated statements of operations.

For the purpose of preparing the Company's consolidated financial statements, the financial statements in RMB have been translated into United States Dollars at US$1.00 = RMB8.28, translation adjustments would be included as a component of stockholders' equity.

Exchange rates between US$ and RMB are fairly stable during the years presented. The rates ruling as of December 31, 2001 and 2000 are US$1: RMB8.28 and US$1:
RMB8.28, respectively. Due to the stability of the exchange rates, there were no net adjustments in stockholders' equity.

REVENUE RECOGNITION

Revenue from software sales is recognised when all shipment obligations have been met, fees are fixed and determinable, collection of sales proceeds is deemed probable and persuasive evidence of an arrangement exists.

Revenue from provision of system integration services is recognised when services are rendered in stages as separate identifiable phases of a project are completed.

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

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)


NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES - CONTINUED

INVENTORIES

Inventories are stated at the lower of cost or market. For the sale of computer hardware, cost is calculated using first-in, first-out method. For inventory used in system integration services, cost is calculated using the specific identification method. Cost includes all costs of purchase, cost of conversion and other costs incurred in bringing the inventories to their present location and condition. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business after the balance sheet date or to management estimates based on prevailing market conditions.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

PROPERTY, PLANT, EQUIPMENT AND DEPRECIATION

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follows:


                                                             ESTIMATED
                                                            USEFUL LIFE
                                                            (IN YEARS)
                                                         ------------------
Building                                                        20
Computer equipment                                               5
Office equipment                                                 5
Motor vehicle                                                  5-10
Leasehold improvements                                   Over lease term

Maintenance, repairs and minor renewals are charged directly to the statement of operations as incurred. Additions and betterments to office equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the statement of operations.

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

LONG-LIVED ASSETS

The Company periodically reviews their long-lived assets for impairment based upon the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the asset is written down to its net realizable value.

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

NET EARNINGS PER COMMON SHARE

The Company computes net earnings per share in accordance with SFAS No. 128, Earnings per Share ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net earnings per share is computed by dividing the net earnings available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is anti-dilutive.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments approximate their fair values as of December 31, 2001 and 2000 because of the relatively short-term maturity of these instruments.

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

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(Expressed in US Dollars)

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES - CONTINUED

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognized acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. Accordingly, the Company accounted for the acquisition as described in Note 1 in accordance with SFAS 141.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. This Statement changes the accounting for goodwill from an amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations will cease upon adoption of this Statement, which will begin with the Company's fiscal year beginning January 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 will be subject to immediate adoption of the Statement. The Company does not expect that the adoption of SFAS No. 142 will have a material effect on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No.144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The Company is required to adopt the provision of SFAS No. 144 beginning with its fiscal year that starts January 1, 2002. The Company does not believe that adoption of SFAS 144 will have a material effect on its consolidated financial statements.

OTHER INVESTMENTS

The Company held an interest in a privately held PRC company. The Company recorded the investment at cost because it does not have the ability to exercise significant influence over the investee.

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(Expressed in US Dollars)


NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

                                                                       DECEMBER 31,           DECEMBER 31,
                                                                          2001                   2000
                                                                    ------------------     ------------------
Other receivables                                                   $           68,173     $           82,337
Deposits                                                                       129,960                396,320
Prepayments                                                                     22,645                 35,298
                                                                    ------------------     ------------------

                                                                    $          220,778     $          513,955
                                                                    ==================     ==================


NOTE 4 - INVENTORIES

                                                                       DECEMBER 31,           DECEMBER 31,
                                                                          2001                    2000
                                                                    ------------------     ------------------
Raw materials                                                       $           49,987     $               --
                                                                    ==================     ==================


NOTE 5 - OTHER INVESTMENTS

In May 2001, other investments were sold. Proceeds of US$60,386 were received from disposal of other investments.


NOTE 6 - RELATED PARTY

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

AMOUNTS DUE FROM/TO STOCKHOLDERS

The Company, from time to time, received from or made repayment to three major stockholders who also are the management of the Company. The amounts due from/to stockholders do not bear any interest and do not have clearly defined term of repayment.

As of December 31, 2000, the balance represented advances to stockholders.

As of December 31, 2001, the balance represented amount to be disbursed to the original owners of Slait in respect of the recapitalization mentioned in Note 1 and advances from stockholders.

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(Expressed in US Dollars)

NOTE 6 - RELATED PARTY - CONTINUED

AMOUNT DUE FROM RELATED COMPANY

The amount due from the related company, in which one of the stockholders of the Company has beneficial interests, was unsecured, interest free and without fixed term of repayment. The amount represented advance to the related company and was fully repaid in October 2001.


NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET

                                                            DECEMBER 31,        DECEMBER 31,
                                                               2001               2000
                                                          ---------------    ---------------
Building                                                  $       155,648    $       155,648
Computer and office equipment                                     225,103            140,845
Motor vehicle                                                     116,053             18,116
Leasehold improvements                                             35,880                 --
                                                          ---------------    ---------------

                                                                  532,684            314,609
Less: Accumulated depreciation                                    (90,707)           (23,262)
                                                          ---------------    ---------------

                                                          $       441,977    $       291,347
                                                          ===============    ===============


The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company. By a stockholders' resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. The building has been pledged as collateral for the mortgage loan granted to Mr. Yi He. The related mortgage still remains in the name of Mr. Yi He, however the Company has agreed to pay Mr. Yi He amounts equal to the required mortgage payments. The amount of the mortgage loan is $69,996 ($77,514 in 2000) and is included in "Amounts due to stockholders" on the balance sheet.


NOTE 8 - GOODWILL

Slait specializes in large volume transaction processing software for network such as mobile phone billing and band operation. The acquisition as described in
Note 1 allows the Company to expand into the large-scale system integration and software engineering market in the PRC.

The Company accounted for the acquisition in accordance with FAS 141, which resulted in the recognition of goodwill. Goodwill represents the excess of acquisition cost over the estimated fair value of net assets acquired as of August 27, 2001. The acquisition cost is based upon a value of $0.34 per share, the closing price of Forlink's common stock on January 11, 2001 (date of the agreement of Plan of Reorganization), plus a value of $0.15 per option determined using a Black Scholes model on January 11, 2001.

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(Expressed in US Dollars)

NOTE 8 - GOODWILL - CONTINUED

As the acquisition has been accounted for as a "reverse acquisition" whereby Slait is deemed to have purchased Forlink on August 27, 2001, Forlink's results for the period from August 28, 2001 to December 31, 2001 have been included in the financial statements.

The purchase price, purchase-price allocation, and financing of the transaction are summarized as follows:


Consideration paid as:
   Common stock of Forlink issued                                                          $     8,659,800
   Options of Forlink issued                                                                       125,550
                                                                                           ---------------

                                                                                                 8,785,350
   Allocated to historical book value/fair value of
     Forlink's assets and liabilities                                                             (134,781)
                                                                                           ---------------

   Excess purchase price over allocation to
     identifiable assets and liabilities (goodwill)                                        $     8,650,569
                                                                                           ===============


In accordance with terms of the acquisition, Forlink would transfer $131,039 (RMB1,085,000) to Slait, this amount would be disbursed to the original owners of Slait and financed by loans from major stockholders of Forlink.

As the acquisition was completed after June 30, 2001, no amortization of goodwill was necessary in accordance with SFAS 142.


NOTE 9 - OTHER PAYABLES AND ACCRUED EXPENSES

                                                            DECEMBER 31,     DECEMBER 31,
                                                               2001              2000
                                                          ---------------   ---------------
Other payables                                            $        33,826   $        34,816
Accrued salaries & wages                                           66,757                --
Accrued rental charges                                                 --            55,726
Other accrued expenses                                             44,100            30,193
                                                          ---------------   ---------------
                                                          $       144,683   $       120,735
                                                          ===============   ===============



NOTE 10 - INCOME TAX

Income tax represents current PRC income tax which is calculated at the statutory income tax rate of 15% on the assessable income for the year ended December 31, 2001.

The difference between the statutory rate and the effective rate relates principally to nondeductible expenses.

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(Expressed in US Dollars)


NOTE 10 - INCOME TAX - CONTINUED

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

Pursuant to an approval document dated June 23, 1999 issued by the Beijing Tax Bureau, FTCL being a "New Technology Enterprise", is eligible to full exemption from Corporate Income Tax for a period of 3 years commencing January 1, 1999, followed by a 50% reduction for the years from 2003 to 2005.

The provision for income tax consisted of:


                                                            DECEMBER 31,      DECEMBER 31,
                                                               2001               2000
                                                          ---------------   ---------------
Current PRC corporate income tax                          $        24,475   $            --
Deferred tax                                                           --                --
                                                          ---------------   ---------------

Provision for income tax                                  $        24,475   $            --
                                                          ===============   ===============



NOTE 11 - OTHER TAXES PAYABLE

Other taxes payable comprise mainly Valued-Added Tax ("VAT") and Business Tax ("BT"). The Company is subject to output VAT levied at the rate of 17% of its operating revenue. The input VAT paid on purchases of materials and other direct inputs can be used to offset the output VAT levied on operating revenue to determine the net VAT payable or recoverable. BT is charged at a rate of 5% on the revenue from the provisions of computer consultancy services.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASE COMMITMENT

During the years ended December 31, 2001 and 2000, the Company incurred lease expenses amounting to $276,191 and $82,735 respectively. As of December 31, 2001 and 2000, the Company had commitments under non-cancellable operating leases expiring in excess of one year amounting to $36,964 and $58,932 respectively. Rental payments for each of the succeeding period are:


                                                            DECEMBER 31,      DECEMBER 31,
                                                               2001              2000
                                                          ---------------   ---------------
January 1, 2001 to December 31, 2001                      $            --   $        40,816
January 1, 2002 to December 31, 2002                               36,964            18,116
                                                          ---------------   ---------------
                                                          $        36,964   $        58,932
                                                          ===============   ===============

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(Expressed in US Dollars)

NOTE 13 - STOCK PLAN

On June 1, 2000, the stockholders of Forlink approved a plan of stock-based compensation incentives for selected eligible participants who are the staff and consultants of Forlink. This plan is known as the "Forlink Software Corporation, Inc. Stock Plan" ("the Plan"). The total number of shares of common stock reserved for issuance by Forlink either directly as stock awards or underlying options granted under this Plan shall not be more than 1,600,000. Under the terms of this Plan, options can be issued to purchase shares of Forlink's common stock. The Board of Directors shall determine the terms and conditions of each option granted to eligible participants, which terms shall be set forth in writing. The terms and conditions so set by the Board of Directors may vary from one eligible participant to another.

The Company will account for the options issued to employees using the intrinsic value method of accounting prescribed by the Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees".

The following table summarizes the activity on stock options under the Plan:

                                                                                  WEIGHTED AVERAGE EXERCISE
                                                            NUMBER OF SHARES                PRICE
Outstanding at December 31, 1999                                         0                    0
Granted                                                          1,968,000                   $2.28
Exercised                                                                0                    0
Forfeited or Cancelled                                             631,000                   $5.00
Outstanding at December 31, 2000                                 1,337,000                   $1.00
Outstanding at December 31, 2001                                 1,337,000                   $1.00

All outstanding options at December 31, 2000 and December 31, 2001 are exercisable.

The weighted average fair value of options, calculated using the Black Scholes option pricing model, granted during 2000 was $2.06 per share. The weighted average remaining life of options outstanding at December 31, 2001 was 5 years. All outstanding options were exercisable at $1.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Forlink re-priced 337,000 stock options on September 21, 2000, and reduced the exercise price to $1 per share, the then-current market price of the stock. Under the Interpretation, the options are accounted for as variable from September 21, 2000 until the options are exercised, forfeited or expire unexercised. Since September 21, 2000, the market price of the Forlink's stock decreased to a level lower than the exercise price. Accordingly, there are no effects of adopting the Interpretation for the year ended December 31, 2001.

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(Expressed in US Dollars)


NOTE 13 - STOCK PLAN - CONTINUED

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

On July 20, 2000, 100,000 shares of common stock were issued to the Attorneys. The market value as of that date was $4.00 per share. Expense is recorded based on the fair value of the stock at grant date and recognized over the service period of the contract. Up to date, the options have not been issued to the Attorneys. However, on September 21, 2000, the terms of the agreement were changed to issue 500,000 options at $1. The value of the options was recognized as expense over the service period of the contract. As the related services have been completed on April 30, 2001 (date before the acquisition as described in Note 1), no expenses was recognized in the consolidated statement of operations.

On August 31, 2001, 69,797 shares of common stock were issued to the Attorneys as compensation in full for settlement of legal fee of $11,866 up to July 31, 2001. The fair value of the common stock as of August 31, 2001 was $0.17 per share.

On November 6, 2001, 103,410 shares of common stock were issued to the Attorneys as compensation in full for settlement of legal fee of $10,341 up to October 30, 2001. The fair value of the common stock as of November 6, 2001 was $0.10 per share.

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

On August 22, 2000, 100,000 shares of common stock were issued to the Consultant. The market value as of that date was $3.00 per share. Expense is recorded based on the fair value of the stock at grant date and recognized over the service period of the contract. $25,000 was recognized since the date of acquisition to December 31, 2001. Up to date, the options have not been issued to the Consultant. However, on September 21, 2000, the terms of the agreement were changed to issue 500,000 options at $1. The value of the options was being recognized as expense over the service period of the contract. Subsequent to the acquisition, the consultant will still provide services to the Company, therefore expense was recognized based on the fair value of the options over the life of the contract.

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(Expressed in US Dollars)

NOTE 13 - STOCK PLAN - CONTINUED

The value of the options was determined using a Black Scholes model using the following assumptions:

        Expected life           :    5 years;
        Risk free rate          :    3.45%
        Dividends               :    None;
        Volatility              :    85%.


$606 was recognised since the date of acquisition to December 31, 2001.


NOTE 14 - ACQUISITION OF INTEREST IN SUBSIDIARY

Net assets acquired:

Cash and bank balances                                                           $      2,356,978
Accounts receivable                                                                        18,800
Other receivables, deposits and prepayments                                               200,956
Inventories                                                                                70,477
Office equipment                                                                          192,691
Short-term bank loan (with maturity within 3 months)                                   (1,449,275)
Customer deposits                                                                        (170,223)
Other payables and accrued expenses                                                    (1,037,677)
Amounts due to stockholders                                                               (47,946)
                                                                                 ----------------

                                                                                          134,781
Goodwill on acquisition                                                                 8,650,569
                                                                                 ----------------

                                                                                        8,785,350
                                                                                 ================
Satisfied by:
Common stock of Forlink issued                                                   $      8,659,800
Options of Forlink issued                                                                 125,550
                                                                                 ----------------

                                                                                        8,785,350
                                                                                 ================


NOTE 15 - SHORT-TERM BANK LOAN

On August 17, 2001, a short-term bank loan of $1,449,275 was granted to Forlink. The loan was secured by a third party standby letter of credit, interest bearing at 6% p.a. and repayable on November 17, 2001. On September 30, 2001, the loan was fully settled by the Company.

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(Expressed in US Dollars)


NOTE 16 - CONCENTRATION OF A CUSTOMER

During the year, Customer A accounted for more than 10% of total sales:

                                                                YEAR ENDED DECEMBER 31,
                                                                2001               2000
                                                          ----------------   ----------------
Net sales derived from Customer A                         $      4,097,560   $      1,582,071
                                                          ================   ================



NOTE 17 - PRO-FORMA INFORMATION

The following table reflects the results of operations on a pro forma basis as if the acquisition had occurred at the beginning of the respective periods shown.

                                                                 YEAR ENDED DECEMBER 31,
                                                                2001                 2000
                                                          ----------------    ----------------
                                                             (UNAUDITED)         (UNAUDITED)
Net sales                                                 $      5,380,124    $      3,372,719
                                                          ----------------    ----------------

Net loss                                                  $       (358,629)   $       (951,693)
                                                          ----------------    ----------------

Loss per share - basic and diluted                        $             --    $          (0.01)
                                                          ================    ================


The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the dates indicated, nor are they necessarily indicative of the future operating results.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

As of December 31, 2001 and as of the date of filing this report, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors were, and are, as follows:

Name                          Age     Position                                           Director Since
-------------------------- ---------- ---------------------------------------------- -----------------------
Yi He                         35      President and Director                              August 2001

Xiaoxia Zhao                  37      Chairman, Secretary, Treasurer, Chief              November 1999
                                      Financial Officer, Chief Accounting Officer
                                      and Director

Honkeung Lam                  49      Director                                            August 2001

The Company's directors hold office until their successors are elected and qualified. The Company's officers are appointed annually by the Board of Directors and serve at the pleasure of the Board. Pursuant to the Plan of Reorganization as of closing in August of 2001 and approval by the Board and a majority of the shareholders of the Company, all of the former officers and directors of the Company resigned except for Xiaoxia Zhao and two former owners of SLAIT, Yi He and Honkeung Lam, were appointed as officers and directors of the Company.

Yi He has been President and Director of the Company since August 2001. From January 1998 to August of 2001, Mr. He was the Founder, Chairman and President of Beijing SLAIT Science & Technology Development Limited Co. From March 1993 to January 1998, Mr. He was the President of Beijing Sunny Computer System Engineering Co. Mr. He has a Master Degree in Computer Science from Peking University.

Xiaoxia Zhao has been Chairman, Secretary, Treasurer, Chief Financial Officer, Chief Accounting Officer and Director of the Company since August 2001. From November 1999 until August 2001, Mr. Zhao was Chairman, President, Chief Technical Officer and Director of the Company. During the period from January 1998 until October 1998, he was Vice President and Chief Technical Officer of GBS InfoTech Co. From August 1997 to January 1998, he was Chief Engineer and in charge of technology management and the system integration department of Beijing Long Ma Software Development Co., Ltd. From 1996 until 1997, he was the leading engineer in charge of the Yahoo!Japan operation and support. During the period from 1991 to 1996, he was a System Engineer with the Japan Itochu Group CRC Research Institute. Xiaoxia Zhao has a Master Degree in Computer Science.

Honkeung Lam, has been a director of the Company since August 2001. From July 2000 to August 2001, Mr. Lam has been the Chairman of Beijing Hi Sun In Soft Information Technology Ltd. From June 1998 to June 2000, Mr. Lam was the Chairman and President of Beijing Jinshili Information Technology Ltd. From 1992 to February 1998, Mr. Lam was the Manager of Beijing office of Taiwan Acer Computer (Far East) Co.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that, during the year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders were in compliance with SEC regulations, except that Xiaoxia Zhao has not yet reported the sale of 78,000 shares in November 2001 under Rule 144, and a sale of 406,875 shares of restricted common stock in a private transaction in December 2001, which the Company expects will be reported late on Form 5. Also, three former officers and directors have not yet filed an "exit report" on Form 5.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information about compensation paid to, or accrued for the benefit of the Company's officers and directors during the years ended December 31, 2001, 2000 and 1999. None of the Company's directors or executive officers earned more than $100,000 during the years ended December 31, 2001, 2000 and 1999.

                           Summary Compensation Table

                                                                   Annual Compensation
                                                     ---------------------------------------------
                  (a)                                     (b)             (c)           (d)              (e)
                 Name                                    Year                                           Other
                  And                                    Ended                                          Annual
               Principal                                December        Salary           Bonus       Compensation
               Position                                    31             ($)             ($)             ($)
--------------------------------------------------   -------------   -------------   -------------   -------------
Yi He, President & Director                                   2001   $       6,155             -0-             -0-

Xiaoxia Zhao, Chairman, Secretary,                            2001   $      21,826             -0-             -0-
Treasurer, Chief Financial Officer                            2000   $      19,955             -0-             -0-
Chief Accounting Officer                                      1999   $       2,905             -0-             -0-


                                                                           Long Term Compensation
                                           -----------------------------------------------------------------------------
                                                                Awards                                  Payouts
                                           ---------------------------------------------   -----------------------------
            (a)                                (b)              (f)            (g)             (h)              (i)
           Name                               Year          Restricted                                         All
            And                               Ended           Stock           Shares          LTIP            Other
         Principal                           December         Award(s)      Underlying       Payouts       Compensation
         Position                               31              ($)           Options          ($)              ($)
----------------------------------------   -------------   -------------   -------------   -------------   -------------
Yi He, President & Director                         2001             -0-             -0-             -0-             -0-

Xiaoxia Zhao, Chairman,                             2001             -0-             -0-             -0-             -0-
Secretary, Treasurer,                               2000             -0-             -0-             -0-             -0-
Chief Financial Officer &                           1999             -0-             -0-             -0-             -0-
Chief Accounting Officer


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 18, 2002, the stock ownership of each person known to the Company to be the beneficial owner of five percent (5%) or more of the Company's Common Stock, each executive officer and director individually and all executive and directors of the Company as a group.


     Name and Address of                      Amount and Nature of        Percent Owned
      Beneficial Owner                             Beneficial            Beneficially and
                                                   Ownership               of Record
                                                    (1)(3)                    (2)
-------------------------------------------- ---------------------- ----------------------------
   Liang Che                                        5,712,500                  6.71%
   Zhong Zhi SRP Co
   Shen Nan Zhong RD Shenzhen
   Guang Dong Province, China

   Xiaoxia Zhao *                                   5,175,625                  6.1%
   231-2-501 Hui Xing Li
   Chao Yang District
   Beijing, China

   Wei Song                                         5,612,500                  6.6%
   18 Golden Star
   Irvine, CA 92604, USA

   Yi He *                                         25,800,000                  30.4%
   9/F Fang Yuan Mansion
   No. 56 Zhongguancun South Rd Yi Haidian
   District, Beijing, China

   Honkeung Lam *                                  10,500,000                  12.4%
   9/F Fang Yuan Mansion
   No. 56 Zhongguancun South Rd Yi Haidian
   District, Beijing, Chin

   Jing Zeng                                        5,760,000                  6.8%
   9/F Fang Yuan Mansion
   No. 56 Zhongguancun South Rd Yi Haidian
   District, Beijing, China

   All officers and directors of the               41,475,625                  48.8%
   Company as a group (three persons)

         *        An officer and/or director of the Company.

         (1) Unless otherwise indicated, all shares are directly owned and investing power is held by the persons named in the table.

         (2) Based upon 85,073,207 shares of Common Stock outstanding as of March 18, 2002.

         (3) All of the shares of Common Stock held by officers, directors and principal shareholders listed above are "restricted securities" and, as such, are subject to limitations on resale. The shares may be sold pursuant to Rule 144 of the Securities Act of 1933, as amended, under certain circumstances.

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

On January 11, 2001, the Company entered into a Plan of Reorganization with Beijing Slait Science & Technology Development Limited Co. (hereinafter "SLAIT"), under the terms of which the Company acquired up to 100% of the outstanding equity of SLAIT. Pursuant to the Plan of Reorganization (the "Plan") in August 2001 the Company acquired 100% of the registered and fully paid-up capital of SLAIT in exchange for 59,430,000 shares of restricted common stock of the Company. Under the terms of the Plan, three former beneficial owners of SLAIT, Yi He, Honkeung Lam and Jing Zeng were issued 25,800,000, 10,500,000 and 5,760,000 of the Company's shares, respectively. Additionally, at Closing all of the Company's officers and directors resigned with the exception of Xiaoxia Zhao who remains as an officer and director and Yi He was appointed as President and Director and Honkeung Lam as Director of the Company.

The Company, from time to time, received from or made repayment to Mr. Xiaoxia Zhao, Mr. Yi He and Mr. Wei Li who are stockholders and also the management of the Company. The amounts due from/to stockholders do not bear any interest and do not have clearly defined term of repayment.

As of December 31, 2001, the balance represented amount to be disbursed to the original owners of Slait in respect of the recapitalization mentioned in Item 1 of this report and advances from stockholders.

The building located in Chengdu was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company. By a stockholders' resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. The building has been pledged as collateral for the mortgage loan granted to Mr. Yi He. The related mortgage still remains in the name of Mr. Yi He, however the Company has agreed to pay Mr. Yi He amounts equal to the required mortgage payments. The amount of the mortgage loan is $69,996 ($77,514 in 2000) and is included in "Amounts due to stockholders" on the balance sheet.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
Number            Description
------            -----------
2.1               Plan of Reorganization regarding acquisition of Beijing
                  Forlink Software Technology Co. Ltd., dated November 3, 1999
                  (Incorporated by reference to Exhibit No. 2.1 of the current report on Form 8-K dated November 3, 1999, and filed November
                  18, 1999.)

2.2               Addendum to the Plan of Reorganization acquisition of Beijing
                  Forlink Software Technology Co. Ltd., dated November 3, 1999.
                  (Incorporated by reference to Exhibit No. 2.2 of the current report on Form 8-K/A-2 dated November 3, 1999, and filed March
                  31 2000.)

2.3               Plan of Reorganization dated January 11, 2001 between the
                  Company and Beijing SLAIT Science & Technology Development
                  Limited Co. (Incorporated by reference to Annex F of the Definitive Information Statement pursuant to Section 14C of the Securities Exchange Act of 1934, as amended, filed July
                  24, 2001.)

3.1               Articles of Incorporation, as amended and currently in effect.
                  (Incorporated by reference to Exhibit No. 3.1 of the Form
                  10-QSB for the quarter ended March 31, 2000, and filed on May
                  13, 2000.)

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

(b)               Reports on Form 8-K

                  The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FORLINK SOFTWARE CORPORATION, INC.
Dated: March 28, 2002.
                                         By: /s/ Xiaoxia Zhao
                                            ------------------------------------
                                            Xiaoxia Zhao, Chairman, Secretary,
                                            Treasurer and Chief Financial and
                                            Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                         By: /s/ Xiaoxia Zhao
                                            ------------------------------------
                                            Xiaoxia Zhao, Chairman, Secretary,
                                            Treasurer and Chief Financial and
                                            Accounting Officer


                                         Date: March 28, 2002




                                         By: /s/ Yi He
                                            ------------------------------------
                                            Yi He, President and Director


                                         Date:  March 28, 2002




                                         By: /s/ Honkeung Lam
                                            ------------------------------------
                                            Honkeung, Director

                                         Date:  March 28, 2002