Form 10QSB
period 2002-03-31
FORLINK SOFTWARE CORP INC
filed 2002-05-15
CIK 866458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2002

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from _______________ to _______________

               Commission file number: 0-18731

                                        FORLINK SOFTWARE CORPORATION, INC.
------------------------------------------------------------------------------------------------------------------
                         (Exact name of small business issuer as specified in it charter)


                      NEVADA                                                               87-0438458
------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                  (IRS Employer Identification No.)

            9F FANG YUAN MANSION, NO. 56, ZHONGGUANCUN SOUTH ROAD YI, HAIDIAN DISTRICT, BEIJING, CHINA
------------------------------------------------------------------------------------------------------------------
                                     (Address of principal executive offices)

                                                011-8610 8802 6368
                                            ---------------------------
                                            (issuer's telephone number)


------------------------------------------------------------------------------------------------------------------
                (Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2002, the issuer had 85,073,207 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                   PAGE
                                                                                                 ----

ITEM 1.  FINANCIAL STATEMENTS.

         Forlink Software Corporation, Inc. Unaudited
         Consolidated Condensed Financial Statements for
         the Three Months ended March 31, 2002 and 2001                                           F-1

                  Consolidated Balance Sheets
                  December 31, 2001 (audited) and
                  March 31, 2002 (unaudited)                                                      F-2

                  Consolidated Statements of Operations
                  for the three months ended
                  March 31, 2002 and 2001 (unaudited)                                             F-3

                  Consolidated Statement of Stockholders'
                  Equity (unaudited)                                                              F-4

                  Consolidated Statements of Cash Flows
                  for the three months ended
                  March 31, 2002 and 2001 (unaudited)                                             F-5

                  Notes to Consolidated Financial Statements (unaudited)                      F-6 - F-13


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.                                                    2-7


PART II - OTHER INFORMATION                                                                        8


SIGNATURES                                                                                         9

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.



                       FORLINK SOFTWARE CORPORATION, INC.
                        UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2002 AND 2001

                       FORLINK SOFTWARE CORPORATION, INC.

                           CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

                                                                                    MARCH 31,      DECEMBER 31,
                                                                                      2002             2001
                                                                                  ------------     ------------
                                                                                  (UNAUDITED)        (AUDITED)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                       $    736,521     $    993,100
  Accounts receivable                                                                  692,578          205,426
  Other receivables, deposits and prepayments (Note 3)                                 320,207          220,778
  Inventories (Note 4)                                                                 288,591           49,987
  Amounts due from stockholders (Note 5)                                                35,937               --
                                                                                  ------------     ------------

  Total current assets                                                               2,073,834        1,469,291

Property, plant and equipment                                                          475,818          411,977
Goodwill (Note 6)                                                                    8,650,569        8,650,569
                                                                                  ------------     ------------

TOTAL ASSETS                                                                      $ 11,200,221     $ 10,531,837
                                                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                $    153,260     $         12
  Amounts due to stockholders (Note 5)                                                 178,985          229,811
  Customer deposits                                                                  1,068,483          767,336
  Other payables and accrued expenses (Note 7)                                         146,223          144,683
  Income tax payable                                                                     8,468           15,083
  Other taxes payable                                                                    5,692           73,569
                                                                                  ------------     ------------

  TOTAL CURRENT LIABILITIES                                                          1,561,111        1,230,494
                                                                                  ------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, par value $0.001 per share;
    100,000,000 shares authorized; 85,073,207 and
    85,073,207 shares issued and outstanding, respectively                              85,073           85,073
  Additional paid-in capital                                                         8,770,476        8,748,090
  Retained earnings                                                                    783,561          468,180
                                                                                  ------------     ------------

  Total stockholders' equity                                                         9,639,110        9,301,343
                                                                                  ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 11,200,221     $ 10,531,837
                                                                                  ============     ============

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       FORLINK SOFTWARE CORPORATION, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in US Dollars)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  -----------------------------
                                                                                      2002             2001
                                                                                  ------------     ------------
                                                                                  (UNAUDITED)      (UNAUDITED)

NET SALES                                                                         $  2,456,025     $    351,564

COST OF SALES                                                                       (1,729,664)        (337,118)
                                                                                  ------------     ------------

GROSS PROFIT                                                                           726,361           14,446

SELLING EXPENSES                                                                       (51,303)         (12,802)

GENERAL AND ADMINISTRATIVE EXPENSES                                                   (383,479)        (126,235)
                                                                                  ------------     ------------

OPERATING PROFIT/(LOSS)                                                                291,579         (124,591)

INTEREST INCOME                                                                            830              141

OTHER INCOME, NET                                                                       22,972               --
                                                                                  ------------     ------------

PROFIT/(LOSS) BEFORE INCOME TAX                                                        315,381         (124,450)

PROVISION FOR INCOME TAX (NOTE 8)                                                           --               --
                                                                                  ------------     ------------

NET PROFIT/(LOSS)                                                                 $    315,381     $   (124,450)
                                                                                  ============     ============

EARNINGS PER SHARE - BASIC AND DILUTED                                            $         --     $         --
                                                                                  ============     ============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                                                    85,073,207       59,430,000
                                                                                  ============     ============


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       FORLINK SOFTWARE CORPORATION, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in US Dollars)

                                              COMMON STOCK
                                      -----------------------------
                                         NUMBER                          ADDITIONAL                           TOTAL
                                           OF                             PAID-IN           RETAINED      STOCKHOLDERS'
                                         SHARES           AMOUNT          CAPITAL           PROFITS           EQUITY
                                      ------------     ------------     ------------      ------------    -------------

Balance, December 31, 1999
  (Recapitalization of Slait)           59,430,000     $     59,430     $     71,609      $    263,472     $    394,511

Net income                                      --               --               --            13,485           13,485
                                      ------------     ------------     ------------      ------------     ------------

Balance, December 31, 2000              59,430,000     $     59,430     $     71,609      $    276,957     $    407,996

Issuance of common stock in
  respect of reverse acquisition        25,470,000           25,470        8,759,880                --        8,785,350

Return of capital to Slait's
  original owners                               --               --         (131,039)               --         (131,039)

Issuance of common stock in
  connection with compensation
  expenses                                 173,207              173           22,034                --           22,207

Consultant's compensation
  expenses                                      --               --           25,606                --           25,606

Net income                                      --               --               --           191,223          191,223
                                      ------------     ------------     ------------      ------------     ------------

Balance, December 31, 2001              85,073,207     $     85,073     $  8,748,090      $    468,180     $  9,301,343

Consultant's compensation
  expenses                                      --               --           22,386                --           22,386

Net income for the three months
  ended March 31, 2002                          --               --               --           315,381          315,381
                                      ------------     ------------     ------------      ------------     ------------

Balance, March 31, 2002                 85,073,207     $     85,073     $  8,770,476      $    783,561     $  9,639,110
                                      ============     ============     ============      ============     ============


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       FORLINK SOFTWARE CORPORATION, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                (Decrease)/Increase in Cash and Cash Equivalents

(Expressed in US Dollars)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  -----------------------------
                                                                                      2002             2001
                                                                                  ------------     ------------
                                                                                  (UNAUDITED)      (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                                                               $    315,381     $   (124,450)
    Adjustments to reconcile net income/(loss) to net cash
      (used in)/provided by operating activities
      Depreciation of property, plant and equipment                                     18,898            8,970
      Non-cash compensation expenses                                                    22,386               --
      Change in:
        Accounts receivable                                                           (487,152)          51,449
        Other receivables, deposits and prepayments                                    (99,429)         272,644
        Inventories                                                                   (238,604)              --
        Accounts payable                                                               153,248          (27,106)
        Customer deposits                                                              301,147               --
        Other payables and accrued expenses                                              1,540          389,008
        Income tax payable                                                              (6,615)              --
        Other taxes payable                                                            (67,877)          (9,754)
                                                                                  ------------     ------------

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES                                    (87,077)         560,761
                                                                                  ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property, plant and equipment                                         (82,739)         (36,953)
                                                                                  ------------     ------------

NET CASH USED IN INVESTING ACTIVITIES                                                  (82,739)         (36,953)
                                                                                  ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances to stockholders                                                             (35,937)              --
  (Repayment to)/Advances from stockholders                                            (50,826)          78,895
                                                                                  ------------     ------------

NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES                                    (86,763)          78,895
                                                                                  ------------     ------------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                                  (256,579)         602,703

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       993,100           47,401
                                                                                  ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $    736,521     $    650,104
                                                                                  ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income tax paid                                                                          6,615               --
                                                                                  ============     ============

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of the acquisition, the former owners of Slait hold a majority interest in the combined entity. Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a "reverse acquisition" whereby Slait is deemed to have purchased Forlink. However, Forlink remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes. The historical financial statements prior to August 28, 2001 are those of Slait. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Slait. Forlink and its wholly owned subsidiaries, namely, Slait and Forlink Technologies Co., Ltd. ("FTCL") are collectively called as "the Company" thereafter.

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial data as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2001.

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 2 - BASIS OF PRESENTATION - CONTINUED

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

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. This Statement changes the accounting for goodwill from an amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations will cease upon adoption of this Statement, which will begin with the Company's fiscal year beginning January 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 will be subject to immediate adoption of the Statement. As the Company's acquisition described in Note 1 was accounted for under SFAS 141 and the transition requirements of SFAS 142, the goodwill arising from such acquisition has never been amortized. The Company does not have any other goodwill or indefinite lived intangible assets.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No.144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The Company is required to adopt the provision of SFAS No. 144 beginning with its fiscal year that starts January 1, 2002. The Company believes that adoption of SFAS 144 did not have a material effect on its consolidated financial statements.

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 2 - BASIS OF PRESENTATION - CONTINUED

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2002 and for the three months ended March 31, 2002 and 2001, have been made. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

                                                                                   MARCH 31,       DECEMBER 31,
                                                                                      2002             2001
                                                                                  ------------     ------------
                                                                                  (UNAUDITED)        (AUDITED)

Other receivables                                                                 $     47,939     $     68,173
Deposits                                                                               230,670          129,960
Prepayments                                                                             41,598           22,645
                                                                                  ------------     ------------

                                                                                  $    320,207     $    220,778
                                                                                  ============     ============

NOTE 4 - INVENTORIES

                                                                                   MARCH 31,       DECEMBER 31,
                                                                                      2002             2001
                                                                                  ------------     ------------
                                                                                  (UNAUDITED)        (AUDITED)

Raw materials                                                                     $    288,591     $     49,987
                                                                                  ============     ============

NOTE 5 - RELATED PARTY

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

AMOUNTS DUE FROM/TO STOCKHOLDERS

The Company, from time to time, received from or made repayment to three major stockholders of the Company. The amounts due from/to stockholders do not bear any interest and do not have clearly defined term of repayment.

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 5 - RELATED PARTY - CONTINUED

As of March 31, 2002 and December 31, 2001, the amounts due to stockholders represented amount to be disbursed to the original owners of Slait in respect of the recapitalization mentioned in Note 1 and advances from stockholders.

As of March 31, 2002, amounts due from stockholders represented advances to stockholders.

NOTE 6 - GOODWILL

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

As the acquisition has been accounted for as a "reverse acquisition" whereby Slait is deemed to have purchased Forlink on August 27, 2001, Forlink's results since August 28, 2001 have been included in the financial statements.

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

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 7 - OTHER PAYABLES AND ACCRUED EXPENSES

                                                                                    MARCH 31,      DECEMBER 31,
                                                                                      2002             2001
                                                                                  ------------     ------------
                                                                                  (UNAUDITED)        (AUDITED)

Other payables                                                                    $     44,493     $     33,826
Accrued salaries & wages                                                                61,188           66,757
Other accrued expenses                                                                  40,542           44,100
                                                                                  ------------     ------------

                                                                                  $    146,223     $    144,683
                                                                                  ============     ============

NOTE 8 - INCOME TAX

According to the relevant PRC tax rules and regulations, Slait and FTCL, being recognised New Technology Enterprises operating within a New and High Technology Development Zone, are entitled to a reduced Enterprise Income Tax ("EIT") rate of 15%.

Income tax represents current PRC income tax which is calculated at the statutory income tax rate of 15% on the assessable income for the quarter ended March 31, 2002.

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

Pursuant to approval documents dated June 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and State Tax Bureau respectively, FTCL, being a recognised New Technology Enterprise is eligible to full exemption from EIT for the fiscal year 1999, 2000, 2001 and 2002. The Company is also eligible to 50% EIT reduction for the fiscal year 2003, 2004 and 2005.

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 9 - STOCK PLAN

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

The following table summarizes the activity on stock options under the Plan:

                                                                        NUMBER      WEIGHTED AVERAGE
                                                                      OF SHARES      EXERCISE PRICE
                                                                     ------------   ----------------

Outstanding at December 31, 1999                                                0                0
Granted                                                                 1,968,000            $2.28
Exercised                                                                       0                0
Forfeited or Cancelled                                                    631,000            $5.00
Outstanding at December 31, 2000                                        1,337,000            $1.00
Outstanding at December 31, 2001                                        1,337,000            $1.00
Outstanding at March 31, 2002                                           1,337,000            $1.00

All outstanding options at December 31, 2001 and March 31, 2002 are exercisable.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Forlink re-priced 337,000 stock options on September 21, 2000, and reduced the exercise price to $1 per share, the then-current market price of the stock. Under the Interpretation, the options are accounted for as variable from September 21, 2000 until the options are exercised, forfeited or expire unexercised. Since September 21, 2000, the market price of the Forlink's stock decreased to a level lower than the exercise price. Accordingly, there are no effects of adopting the Interpretation for the quarter ended March 31, 2002.

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 9 - STOCK PLAN - CONTINUED

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

On July 20, 2000, 100,000 shares of common stock were issued to the Attorneys. The market value as of that date was $4.00 per share. Expense is recorded based on the fair value of the stock at grant date and recognized over the service period of the contract. Up to date, the options have not been issued to the Attorneys. However, on September 21, 2000, the terms of the agreement were changed to issue 500,000 options at $1. The value of the options was recognized as expense over the service period of the contract. As the related services have been completed on April 30, 2001 (date before the acquisition as described in Note 1), no expense was recognized in the consolidated statement of operations.

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

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 9 - STOCK PLAN - CONTINUED

On August 22, 2000, 100,000 shares of common stock were issued to the Consultant. The market value as of that date was $3.00 per share. Expense is recorded based on the fair value of the stock at grant date and recognized over the service period of the contract. $18,750 was recognized during the three months ended March 31, 2002. Up to date, the options have not been issued to the Consultant. However, on September 21, 2000, the terms of the agreement were changed to issue 500,000 options at $1. The value of the options was being recognized as expense over the service period of the contract. Subsequent to the acquisition, the consultant will still provide services to the Company, therefore expense was recognized based on the fair value of the options over the life of the contract.

NOTE 10 - CONCENTRATION OF A CUSTOMER

During the period, the following customers accounted for more than 10% of total sales:

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                      2002             2001
                                                                                  ------------     ------------

Net sales derived from Customer A                                                 $  2,255,262     $         --
                                                                                  ============     ============

Net sales derived from Customer B                                                 $         --     $     92,881
                                                                                  ============     ============

Net sales derived from Customer C                                                 $         --     $    177,206
                                                                                  ============     ============

NOTE 11 - PRO-FORMA INFORMATION

The following table reflects the results of operations on a pro forma basis as if the acquisition had occurred at the beginning of the respective periods shown.

                                                                    THREE MONTHS ENDED
                                                                      MARCH 31, 2001
                                                                    ------------------
                                                                       (UNAUDITED)

Net sales                                                              $    446,854
                                                                       ============

Net loss                                                               $   (396,131)
                                                                       ============

Loss per share - basic and diluted                                     $         --
                                                                       ============

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the dates indicated, nor are they necessarily indicative of the future operating results.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

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

As discussed in the Company's current report on Form 8-K filed on August 31, 2001, on August 27, 2001, Forlink Software Corporation, Inc. completed the acquisition of Beijing Slait Science & Technology Development Limited Co. ("SLAIT"). The Company is engaged in the development and sale of network software systems and provision of enterprise application system integration services for telecommunication companies, logistics companies and network services providers in the PRC. As a significant part of system integration services, the Company is also engaged in the sale of computer hardware.

CRITICAL ACCOUNTING POLICIES

The Company has identified certain accounting policies related to revenue recognition, project and computer software development costs, impairment of long-lived assets and accounting for goodwill as critical to our business operations and the understanding of our results of operations.

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

PROJECT AND COMPUTER SOFTWARE DEVELOPMENT COSTS

The Company's policy on project and computer software development costs determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as software development expense or deferred software development costs or cost of service income. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or deferral.

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

ACCOUNTING FOR GOODWILL

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. This Statement changes the accounting for goodwill from an amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations will cease upon adoption of this Statement, which will begin with the Company's fiscal year beginning January 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 will be subject to immediate adoption of the Statement. As the Company's acquisition described in Note 1 to the financial statements was accounted for under SFAS 141 and the transition requirements of SFAS 142, the goodwill arising from such acquisition has never been amortized. The Company does not have any other goodwill or indefinite lived intangible assets.

As a result of adoption of SFAS 142, the Company has until June 30, 2002 to complete the first step of the impairment test. If the results of the first step indicate that goodwill may be impaired, the second step of the process must be completed by December 31, 2002. The Company will be required to test goodwill for impairment annually as of the same date each year. During the three months ended March 31, 2002, the Company did not record any impairment losses related to goodwill.

RESULTS OF OPERATIONS

Three months ended March 31, 2002 compared to three months ended March 31, 2001:

                                         Three months ended
                                -----------------------------------
                                March 31, 2002       March 31, 2001
                                --------------       --------------

                Net sales         $2,456,025           $  351,564

Net sales were derived from Forlink brand "For- Series" network software system sales, computer hardware sales and network system integration services.

Net sales were $2,456,025 for the three months ended March 31, 2002, up from $351,564 for the same period of last year. During the three months ended March 31, 2002, the Company completed five system development and integration contracts. These five contracts contributed revenue of $2,323,802 to the Company. Four out of these five contracts were entered into with Beijing Mobile Communication Company ("BMCC").

In particular, a system integration contract with respect to Business Operation Supporting System ("BOSS") contributed revenue of $1,622,195 (RMB13,431,774) to the Company and it was entered into with BMCC. Accordingly, the Company recorded a significant revenue growth compared to the corresponding period of last year. The Company believes that it will generate further revenue in the foreseeable future from the business of BOSS contracts and the encompassed business of sales of computer hardware and system integration.

Costs of sales were $1,729,664 and $337,118 for the three months ended March 31, 2002 and March 31, 2001, respectively. Cost of sales consisted principally of the cost of computer hardware sold, salary and other costs which were directly attributable to the cost of system integration services and other services rendered to customers. Cost of sales for the first quarter 2002 increased by 413% over the corresponding quarter of 2001. The increase in cost of sales was driven by the increase in the purchases of computer related components from third parties and increase in the level of sales.

Gross profit margins were improved from 4% for the quarter ended March 31, 2001 to 29% for the quarter ended March 31, 2002. Previously, the Company's gross profit was mainly attributable to the sale of computer hardware in a keen competition market and low margin system integration services. As a result of Slait's reverse take-over with Forlink and strong customer basis of Slait, the Company has much more room to introduce network software systems and application system integration solutions and products to our customers. The improvement in the gross profit margin was a result of the higher profit margins earned for the sale and system integration services in connection with "For" series software products.

Selling expenses of $51,303 for quarter ended March 31, 2002 increased by 301% over the corresponding quarter of 2001. The increase in selling expenses was attributable to the increase in headcount number of the departments of sales and customers service. As well, the Company has increased staff salary to a competitive market level.

General and administrative ("G&A") expenses of $383,479 for quarter ended March 31, 2002 increased by 204% over the corresponding quarter of 2001. Included in the G&A expenses for the quarter ended March 31, 2002 were rental charges of $65,148, building management fee of $9,546, utilities of $11,216, advertising expenses of $3,502, depreciation charges of $10,745, salaries and staff welfare charges of $53,236, communication expenses of $4,145, traveling expenses of $16,206, software and technology development expenses of $113,001 (comprised salaries of $104,800) and non-cash compensation expenses of $22,386. Non-cash compensation expenses were incurred as a result of the accounting effect of granting and repricing certain stock options under the Forlink's Stock Plan.

The increase in G&A expenses was mainly due to the continuous expansion of the business of the Company over the past few years. Especially, as a result of Slait's reverse acquisition with Forlink, the number of employees was increased from 60 as of December 31, 2000 to 150 as of December 31, 2001 and March 31, 2002. Rental charges, salary and staff benefit expenses were therefore increased significantly. Additionally, in order to recruit experienced computer engineers/technicians, the Company has increased the salary of the management team as well as the staff's salary to a competitive market level.

For the three months ended March 31, 2002, the Company had a net profit of $315,381, compared to a net loss of $124,450 for the same period in 2001. The significant improvement of net income is a result of the business expansion over the past few years, especially after Slait's reverse acquisition with Forlink.

During the three months ended March 31, 2002, the Company was awarded as one of the "Grade A system integrator of 2001" by China Mobile Communication Company (the parent company of BMCC). The Company believes that this award will bring more business chances to the Company.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 2002, the Company used $82,739 to acquire plant and equipment. As of March 31, 2002, the Company had $736,521 cash on hand, and a working capital surplus of $512,723. However, due to the rapid growth of the Company, additional capital may be required. In order for the Company to meet its continuing cash requirements and to successfully implement its growth strategy, the Company will need to rely on growth of future revenue and/or will require additional financing. In the event additional financing is required, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

Principally, the Company relies on sale revenue and advances from major stockholders of the Company as the sources of liquidity. In the event the Company cannot meet the customers' requirements for the products and services rendered and/or cannot complete projects on a pre-determined timetable, the sales revenue can be deferred or even adversely affected. Additionally, liquidity would also be affected if the major stockholders decided to stop providing additional financing and called for repayment of their advances due to their own accords.

CONTRACTUAL OBLIGATIONS

As of March 31, 2002, the Company had commitments under non-cancellable operating leases expiring within one year (April 1, 2002 to March 31, 2003) amounting to $239,862.

RELATED PARTY TRANSACTIONS

On January 11, 2001, the Company entered into a Plan of Reorganization with Beijing Slait Science & Technology Development Limited Co. (hereinafter "SLAIT"), under the terms of which the Company acquired up to 100% of the outstanding equity of SLAIT. Pursuant to the Plan of Reorganization (the "Plan"), in August 2001 the Company acquired 100% of the registered and fully paid-up capital of SLAIT in exchange for 59,430,000 shares of restricted common stock of the Company. Under the terms of the Plan, three former beneficial owners of SLAIT, Yi He, Honkeung Lam and Jing Zeng were issued 25,800,000, 10,500,000 and 5,760,000 of the Company's shares, respectively. Additionally, at closing all of the Company's officers and directors resigned with the exception of Xiaoxia Zhao who remains as an officer and director and Yi He was appointed as President and Director and Honkeug Lam as Director of the Company.

The Company, from time to time, received from or made repayment to Mr. Xiaoxia Zhao, Mr. Yi He and Mr. Wei Li who are stockholders of the Company. The amounts due from/to stockholders do not bear any interest and do not have clearly defined term of repayment.

As of March 31, 2002 and December 31, 2001, the amounts due to stockholders represented amounts to be disbursed to the original owners of Slait in respect of the recapitalization mentioned in Note 1 to the financial statements and advances from stockholders.

As of March 2002, amounts due from stockholders represented advances to stockholders.

The building located in Chengdu was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company. By a stockholders' resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. The building has been pledged as collateral for the mortgage loan granted to Mr. Yi He. The related mortgage still remains in the name of Mr. Yi He, however the Company has agreed to pay Mr. Yi He amounts equal to the required mortgage payments. As of March 31, 2002, the amount of the mortgage loan is $68,050 ($69,996 as of December 31, 2001) and is included in "Amounts due from stockholders" on the balance sheet.

In the opinions of directors, except for the arrangements in connection with purchase of office in Chengdu, all the above transactions were negotiated at arm's length and entered into and executed under normal course of business with no different from those which would be negotiated with a clearly independent party. With respect to the purchase of the office in Chengdu, if Mr. Yi He would not have been able to obtain a mortgage for the property, the Company may not have been able to obtain one on its own and the financial resources may not have been available for the Company to purchase the property outright.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS

141 also requires that the Company recognize acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. Accordingly, the Company accounted for the acquisition as described in Note 1 to the financial statements in accordance with SFAS 141.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. This Statement changes the accounting for goodwill from an amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement, which began with the Company's fiscal year beginning January 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 will be subject to immediate adoption of the Statement. As the Company's acquisition described in Note 1 to the financial statements was accounted for under SFAS 141 and the transition requirements of SFAS 142, the goodwill arising from such acquisition has never been amortized. The Company does not have any other goodwill or indefinite lived intangible assets.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No.144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The Company is required to adopt the provision of SFAS No. 144 beginning with its fiscal year that starts on January 1, 2002. The Company believes that adoption of SFAS 144 did not have a material effect on its consolidated financial statements.

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

ITEM 2.  CHANGES IN SECURITIES - None.

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

(b)      Reports on Form 8-K.

         The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FORLINK SOFTWARE CORPORATION, INC.


                                   By: /s/ Xiaoxia Zhao
                                       -----------------------------------------
                                       Xiaoxia Zhao, Chief Accounting Officer &
                                       Chief Financial Officer


Date: May 15, 2002