Form 10QSB
period 2002-06-30
FORLINK SOFTWARE CORP INC
filed 2002-08-13
CIK 866458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

   [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from             to
                                          -----------    -----------

                         Commission file number: 0-18731

                       FORLINK SOFTWARE CORPORATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

                        NEVADA                                                           87-0438458
----------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                 (IRS Employer Identification No.)

          9F FANG YUAN MANSION, NO. 56, ZHONGGUANCUN SOUTH ROAD YI, HAIDIAN DISTRICT, BEIJING, CHINA
----------------------------------------------------------------------------------------------------------------
                                (Address of principal executive offices)

                               011-8610 8802 6368
                           ---------------------------
                           (issuer's telephone number)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 5, 2002, the issuer had 85,073,207 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                                      INDEX



PART I - FINANCIAL INFORMATION                                                                   PAGE
                                                                                                 ----
ITEM 1.  FINANCIAL STATEMENTS.

         Forlink Software Corporation, Inc. Unaudited
         Consolidated Condensed Financial Statements for
         the Three and Six Months ended June 30, 2002 and 2001                                    F-1

                  Consolidated Balance Sheets
                  December 31, 2001 (audited) and
                  June 30, 2002 (unaudited)                                                       F-2

                  Consolidated Statements of Operations
                  for the three and six months ended
                  June 30, 2002 and 2001 (unaudited)                                              F-3

                  Consolidated Statement of Stockholders'
                  Equity (unaudited)                                                              F-4

                  Consolidated Statements of Cash Flows
                  for the six months ended
                  June 30, 2002 and 2001 (unaudited)                                              F-5

                  Notes to Consolidated Financial Statements (unaudited)                      F-6 - F-14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.                                                   2 - 8

PART II - OTHER INFORMATION                                                                        9

SIGNATURES                                                                                        10

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.


                       FORLINK SOFTWARE CORPORATION, INC.
                        UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                       FOR THE THREE AND SIX MONTHS ENDED
                             JUNE 30, 2002 AND 2001

                       FORLINK SOFTWARE CORPORATION, INC.

                           CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

                                                                                               June 30,      December 31,
                                                                                                 2002            2001
                                                                                             ------------    ------------
                                                                                              (Unaudited)      (Audited)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                                  $    494,409    $    993,100
  Accounts receivable                                                                             567,678         205,426
  Other receivables, deposits and prepayments (Note 3)                                            183,520         220,778
  Other taxes recoverable                                                                           8,839              --
  Inventories (Note 4)                                                                            189,102          49,987
  Amounts due from stockholders (Note 5)                                                           60,787              --
                                                                                             ------------    ------------
  Total current assets                                                                          1,504,335       1,469,291

Property, plant and equipment, net                                                                477,351         411,977
Goodwill (Note 6)                                                                               3,341,809       8,650,569
                                                                                             ------------    ------------
Total assets                                                                                 $  5,323,495    $ 10,531,837
                                                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                           $     57,488    $         12
  Amounts due to stockholders (Note 5)                                                            245,062         229,811
  Customer deposits                                                                               611,669         767,336
  Other payables and accrued expenses (Note 7)                                                    145,443         144,683
  Income tax payable                                                                               10,173          15,083
  Other taxes payable                                                                                  --          73,569
                                                                                             ------------    ------------
  TOTAL CURRENT LIABILITIES                                                                     1,069,835       1,230,494
                                                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, par value $0.001 per share;
    100,000,000 shares authorized; 85,073,207 and
    85,073,207 shares issued and outstanding, respectively                                         85,073          85,073
  Additional paid-in capital                                                                    8,791,062       8,748,090
  Retained earnings/(Accumulated losses)                                                       (4,622,475)        468,180
                                                                                             ------------    ------------
  Total stockholders' equity                                                                    4,253,660       9,301,343
                                                                                             ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $  5,323,495    $ 10,531,837
                                                                                             ============    ============

           See accompanying notes to unaudited consolidated condensed financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in US Dollars)

                                                                 THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                               ------------------------------    ------------------------------
                                                                   2002             2001              2002             2001
                                                               -------------    -------------    -------------    -------------
                                                                (UNAUDITED)      (UNAUDITED)       (UNAUDITED)      (UNAUDITED)

NET SALES                                                      $   1,276,923    $   2,869,331    $   3,732,948    $   3,220,895

COST OF SALES                                                       (841,977)      (2,516,741)      (2,571,641)      (2,853,859)
                                                               -------------    -------------    -------------    -------------

GROSS PROFIT                                                         434,946          352,590        1,161,307          367,036

SELLING EXPENSES                                                    (101,031)         (18,753)        (152,334)         (31,555)

GENERAL AND ADMINISTRATIVE EXPENSES                                 (436,494)        (151,733)        (819,973)        (277,968)

      LOSS ON IMPAIRMENT OF GOODWILL                              (5,308,760)              --       (5,308,760)              --
                                                               -------------    -------------    -------------    -------------

OPERATING PROFIT/(LOSS)                                           (5,411,339)         182,104       (5,119,760)          57,513

INTEREST INCOME                                                        1,934              967            2,764            1,108

OTHER INCOME, NET                                                      5,074           12,077           28,046           12,077
                                                               -------------    -------------    -------------    -------------

PROFIT/(LOSS) BEFORE INCOME TAX                                   (5,404,331)         195,148       (5,088,950)          70,698

PROVISION FOR INCOME TAX (NOTE 8)                                     (1,705)         (18,784)          (1,705)         (18,784)
                                                               -------------    -------------    -------------    -------------

NET PROFIT/(LOSS)                                              $  (5,406,036)   $     176,364    $  (5,090,655)   $      51,914
                                                               =============    =============    =============    =============

EARNINGS/(LOSS) PER SHARE
  - BASIC AND DILUTED                                          $       (0.06)   $          --    $       (0.06)   $          --
                                                               =============    =============    =============    =============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                                  85,073,207       59,430,000       85,073,207       59,430,000
                                                               =============    =============    =============    =============

           See accompanying notes to unaudited consolidated condensed financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in US Dollars)

                                              COMMON STOCK
                                       --------------------------
                                         NUMBER                       ADDITIONAL                        TOTAL
                                           OF                          PAID-IN         RETAINED      STOCKHOLDERS'
                                         SHARES          AMOUNT        CAPITAL          PROFITS         EQUITY
                                       ------------   ------------   ------------    ------------    ------------

Balance, December 31, 1999
  (Recapitalization of Slait)            59,430,000   $     59,430   $     71,609    $    263,472    $    394,511

Net income                                       --             --             --          13,485          13,485
                                       ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2000               59,430,000   $     59,430   $     71,609    $    276,957    $    407,996

Issuance of common stock in
  respect of reverse acquisition         25,470,000         25,470      8,759,880              --       8,785,350

Return of capital to Slait's
  original owners                                --             --       (131,039)             --        (131,039)

Issuance of common stock in
  connection with compensation
  expenses                                  173,207            173         22,034              --          22,207

Consultant's compensation
  expenses                                       --             --         25,606              --          25,606

Net income                                       --             --             --         191,223         191,223
                                       ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2001               85,073,207   $     85,073   $  8,748,090    $    468,180    $  9,301,343

Consultant's compensation
  expenses                                       --             --         42,972              --          42,972

Net loss for the six months
  ended June 30, 2002                            --             --             --      (5,090,655)     (5,090,655)
                                       ------------   ------------   ------------    ------------    ------------

Balance, June 30, 2002                   85,073,207   $     85,073   $  8,791,062    $ (4,622,475)   $  4,253,660
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

                       FORLINK SOFTWARE CORPORATION, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS

(Expressed in US Dollars)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                          ----------------------------
                                                                              2002            2001
                                                                          ------------    ------------
                                                                           (UNAUDITED)     (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                                                       $ (5,090,655)   $     51,914
    Adjustments to reconcile net income/(loss) to net cash
      (used in)/provided by operating activities
      Depreciation of property, plant and equipment                             36,531          13,857
      Transfer of computer equipment                                                --         101,945
      Non-cash compensation expenses                                            42,972              --
      Loss on impairment of goodwill                                         5,308,760              --
      Change in:
        Accounts receivable                                                   (362,252)       (236,607)
        Other receivables, deposits and prepayments                             37,258         359,478
        Inventories                                                           (139,115)       (175,143)
        Accounts payable                                                        57,476        (166,298)
        Customer deposits                                                     (155,667)             --
        Other payables and accrued expenses                                        760         121,025
        Income tax payable                                                      (4,910)         18,784
        Other taxes payable/recoverable                                        (82,408)        (75,601)
                                                                          ------------    ------------

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES                           (351,250)         13,354
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property, plant and equipment                                (101,905)        (63,627)
  Proceed from disposal of other investment                                         --          60,386
                                                                          ------------    ------------

NET CASH USED IN INVESTING ACTIVITIES                                         (101,905)         (3,241)
                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances to stockholders                                                     (36,786)             --
  (Repayment to)/Advances from stockholders                                     (8,750)         81,809
  Repayment from amount due from related company                                    --         125,764
                                                                          ------------    ------------

NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES                            (45,536)        207,573
                                                                          ------------    ------------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                          (498,691)        217,686

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               993,100          47,401
                                                                          ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $    494,409    $    265,087
                                                                          ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income tax paid                                                                  6,615              --
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

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial data as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2001.

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

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 2 - BASIS OF PRESENTATION - CONTINUED

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001, have been made. The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

                                                           JUNE 30,    DECEMBER 31,
                                                             2002          2001
                                                         -----------   -----------
                                                          (UNAUDITED)    (AUDITED)

Other receivables                                        $    52,154   $    68,173
Deposits                                                      81,792       129,960
Prepayments                                                   49,574        22,645
                                                         -----------   -----------
                                                         $   183,520   $   220,778
                                                         ===========   ===========

NOTE 4 - INVENTORIES

                                                             JUNE 30,         DECEMBER 31,
                                                               2002              2001
                                                         ----------------   ----------------
                                                            (UNAUDITED)        (AUDITED)

Computer hardware                                        $        189,102   $         49,987
                                                         ================   ================

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

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 5 - RELATED PARTY- CONTINUED

As of June 30, 2002 and December 31, 2001, the amounts due to stockholders represented amount to be disbursed to the original owners of Slait in respect of the recapitalization mentioned in Note 1 and advances from stockholders.

As of June 30, 2002, amounts due from stockholders represented advances to stockholders.

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

The purchase price, purchase-price allocation, and financing of the transaction are summarized as follows:

Consideration paid as:
   Common stock of Forlink issued                              $    8,659,800
   Options of Forlink issued                                          125,550
                                                               --------------
                                                                    8,785,350
   Allocated to historical book value/fair value of
     Forlink's assets and liabilities                                (134,781)
                                                               --------------
   Excess purchase price over allocation to
     identifiable assets and liabilities (goodwill)            $    8,650,569
                                                               ==============

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

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 6 - GOODWILL - CONTINUED

During the quarter ended June 30, 2002, the Company completed the first step of the transitional goodwill impairment test (i.e. comparing the carrying amount of the net assets, including goodwill, with the fair value of the Company as of January 1, 2002). Based on the results of the first step of the test, the Company believes that there was no impairment of goodwill as of January 1, 2002.

However, in the quarter ended June 30, 2002, the closing trading price of the Company's common stock had fallen to $0.05 per share, which indicated that there might be a potential impairment of goodwill since the beginning of the fiscal year. Therefore, the Company performed an additional impairment test as of June 30, 2002. As a result of the impairment test performed, which was based on the fair value of the Company as determined by the trading price of the Company's common stock, an impairment of $5,308,760 was recorded.

NOTE 7 - OTHER PAYABLES AND ACCRUED EXPENSES

                                                                JUNE 30,    DECEMBER 31,
                                                                  2002         2001
                                                               ----------   ------------
                                                               (UNAUDITED)    (AUDITED)
Other payables                                                 $   31,433    $   33,826
Accrued salaries & wages                                          107,025        66,757
Other accrued expenses                                              6,985        44,100
                                                               ----------    ----------
                                                               $  145,443    $  144,683
                                                               ==========    ==========

NOTE 8 - INCOME TAX

According to the relevant PRC tax rules and regulations, Slait and FTCL, being recognised New Technology Enterprises operating within a New and High Technology Development Zone, are entitled to a reduced Enterprise Income Tax ("EIT") rate of 15%.

Income tax represents current PRC income tax which is calculated at the statutory income tax rate of 15% on the assessable income for the six months ended June 30, 2002.

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

NOTE 8 - INCOME TAX - CONTINUED

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

The following table summarizes the activity on stock options under the Plan:

                                                                    NUMBER              WEIGHTED AVERAGE
                                                                   OF SHARES             EXERCISE PRICE
Outstanding at December 31, 1999                                           0                     0
Granted                                                            1,968,000                $ 2.28
Exercised                                                                  0                     0
Forfeited or Cancelled                                               631,000                $  5.00
Outstanding at December 31, 2000                                   1,337,000                $  1.00
Outstanding at December 31, 2001                                   1,337,000                $  1.00
Outstanding at June 30, 2002                                       1,337,000                $  1.00

All outstanding options at December 31, 2001 and June 30, 2002 are exercisable.

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 9 - STOCK PLAN - CONTINUED

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Forlink re-priced 337,000 stock options on September 21, 2000, and reduced the exercise price to $1 per share, the then-current market price of the stock. Under the Interpretation, the options are accounted for as variable from September 21, 2000 until the options are exercised, forfeited or expire unexercised. Since September 21, 2000, the market price of the Forlink's stock decreased to a level lower than the exercise price. Accordingly, there are no effects of adopting the Interpretation for the quarter ended June 30, 2002.

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

On August 22, 2000, 100,000 shares of common stock were issued to the Consultant. The market value as of that date was $3.00 per share. Expense is recorded based on the fair value of the stock at grant date and recognized over the service period of the contract. $18,750 was recognized during the three months ended June 30, 2002. Up to date, the options have not been issued to the Consultant. However, on September 21, 2000, the terms of the agreement were changed to issue 500,000 options at $1. The value of the options was being recognized as expense over the service period of the contract. Subsequent to the acquisition, the consultant will still provide services to the Company, therefore expense was recognized based on the fair value of the options over the life of the contract.

NOTE 10 - CONCENTRATION OF CUSTOMERS

During the period, the following customers accounted for more than 10% of total sales:

                                           THREE MONTHS ENDED JUNE 30,
                                               2002           2001
                                           ------------   ------------

Net sales derived from Customer A          $    839,954   $  2,786,727
                                           ============   ============

Net sales derived from Customer B          $    176,700   $         --
                                           ============   ============

Net sales derived from Customer C          $    173,614   $         --
                                           ============   ============

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 11 - PRO-FORMA INFORMATION

The following table reflects the results of operations on a pro forma basis as if the acquisition had occurred at the beginning of the respective periods shown.

                                                    SIX MONTHS ENDED JUNE 30, 2001
                                                    ------------------------------
                                                            (UNAUDITED)
Net sales                                                 $   3,403,466
                                                          =============

Net loss                                                  $    (403,817)
                                                          =============

Loss per share - basic and diluted                        $          --
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

LONG-LIVED ASSETS

The Company periodically reviewed their long-lived assets for impairment based upon the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. When events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable, the asset is written down to its net realizable value. In addition, if the estimates and the related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

ACCOUNTING FOR GOODWILL

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. This Statement changes the accounting for goodwill from an amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations would cease upon adoption of this Statement, which began with the Company's fiscal year beginning January 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 is subject to immediate adoption of the Statement. As the Company's acquisition described in Note 1 to the financial statements was accounted for under SFAS 141 and the transition requirements of SFAS 142, the goodwill arising from such acquisition has never been amortized. The Company does not have any other goodwill or indefinite lived intangible assets.

As a result of adoption of SFAS 142, the Company has until June 30, 2002 to complete the first step of the impairment test. If the results of the first step indicate that goodwill may be impaired, the second step of the process must be completed by December 31, 2002. The Company will be required to test goodwill for impairment annually as of the same date each year.

During the quarter ended June 30, 2002, the Company completed the first step of the transitional goodwill impairment test (i.e. comparing the carrying amount of the net assets, including goodwill, with the fair value of the Company as of January 1, 2002). Based on the results of the first step of the test, the Company believes that there was no impairment of goodwill as of January 1, 2002.

However, in the quarter ended June 30, 2002, the closing trading price of the Company's common stock had fallen to $0.05 per share, which indicated that there might be a potential impairment of goodwill since the beginning of the fiscal year. Therefore, the Company performed an additional impairment test as of June 30, 2002. As a result of the impairment test performed, which was based on the fair value of the Company as determined by the trading price of the Company's common stock, an impairment of $5,308,760 was recorded.

RESULTS OF OPERATIONS

Three months ended June 30, 2002 compared to three months ended June 30, 2001, and six months ended June 30, 2002 compared to six months ended June 30, 2001:

                             Three months ended                                 Six months ended
                     June 30, 2002       June 30, 2001                June 30, 2002         June 30, 2001
                     -------------       -------------                -------------         -------------
         Net sales   $ 1,276,923         $ 2,869,331                  $ 3,732,948           $ 3,220,895

Net sales were derived from Forlink brand "For- Series" network software system sales, computer hardware sales and network system integration services.

Net sales were $1,276,923 for the three months ended June 30, 2002, down from $2,869,331 for the same period of last year. During the three months ended June 30, 2002, the Company completed seven system development and integration contracts and two software system development contracts. These nine contracts contributed revenue of $875,804 to the Company. Eight out of these nine contracts were entered into with Beijing Mobile Communication Company ("BMCC").

Accumulatively, during the six months ended June 30, 2002, the Company completed twelve system development and integration contracts and two software system development contracts. These fourteen contracts contributed revenue of $3,199,606 to the Company. Twelve out of these fourteen contracts were entered into with BMCC.

During the second quarter ended June 30, 2002, a system integration project with respect to Business Operation Supporting System ("BOSS") has been commenced. The contract sum of this BOSS project is $1,116,226 (RMB9,242,353). As the project has not been completed yet in the current quarter, no revenue is contributed from this project. The Company believes that this project can be completed by September 30, 2002. As the Company completed relative small-scale projects during the second quarter 2002, the net sales decreased significantly in compared with the corresponding period of last year. The

Company believes that it will generate further revenue in the foreseeable future from the business of BOSS contracts and the encompassed business of sales of computer hardware and system integration.

In the quarter ended March 31, 2002 a BOSS contract contributed revenue of $1,622,195 (RMB13,431,774) to the Company. As the Company recorded a significant growth during the first three months of 2002, accumulatively the net sales for the six months ended June 30, 2002 were $3,732,948, up from $3,220,895 for the same period of last year.

Costs of sales were $841,977 and $2,516,741 for the three months ended June 30, 2002 and June 30, 2001, respectively. Costs of sales were $2,571,641 and $2,853,859 for the six months ended June 30, 2002 and June 30, 2001, respectively. Cost of sales consisted principally of the cost of computer hardware sold, salary and other costs which were directly attributable to the cost of system integration services and other services rendered to customers. Cost of sales for the second quarter 2002 decreased by 67% over the corresponding quarter of 2001. The decrease in cost of sales was driven by the decrease in the purchases of computer related components from third parties and decrease in the level of sales. Comparing the six months ended June 30, 2002 with the corresponding period of last year, sales increased by $512,053 whereas cost of sales decreased by $282,218.

Gross profit margins were improved from 12% and 11% for the three and six months ended June 30, 2001 to 34% and 31% for the three and six months ended June 30, 2002. Previously, the Company's gross profit was mainly attributable to the sale of computer hardware in a keen competition market and low margin system integration services. As a result of Slait's reverse take-over with Forlink and strong customer basis of Slait, the Company has much more room to introduce network software systems and application system integration solutions and products to our customers. The improvement in the gross profit margin was a result of the higher profit margins earned for the sale and system integration services in connection with "For" series software products.

Selling expenses of $101,031 and $152,334 for the three and six months ended June 30, 2002 increased by 439% and 383% over the corresponding periods of 2001. The increase in selling expenses was attributable to the increase in headcount number of the departments of sales and customers service. As well, the Company has increased staff salary to a competitive market level. During the quarter ended June 30, 2002, $55,556 (RMB460,000) was used for a market research, advertising and marketing campaign. Accordingly, the selling expenses increased significantly.

General and administrative ("G&A") expenses of $436,494 and $819,973 for the three and six months ended June 30, 2002 increased by 188% and 195% over the corresponding periods of 2001. Included in the G&A expenses for the quarter ended June 30, 2002 were rental charges of $69,978, building management fee of $10,200, utilities of $4,610, depreciation charges of $12,422, salaries and staff welfare charges of $46,148, communication expenses of $1,967, traveling expenses of $11,629, software and technology development expenses of $139,118 (comprised salaries of $126,865) and non-cash compensation expenses of $20,586. Non-cash compensation expenses were incurred as a result of the accounting effect of granting and repricing certain stock options under the Forlink's Stock Plan.

The increase in G&A expenses was mainly due to the continuous expansion of the business of the Company over the past few years. Especially, as a result of Slait's reverse acquisition with Forlink, the number of employees was increased from 60 as of December 31, 2000 to 150 as of December 31, 2001 and June 30, 2002. Rental charges, salary and staff benefit expenses were therefore increased significantly. Additionally, in order to recruit experienced computer engineers/technicians, the Company has increased the salary of the management team as well as the staff's salary to a competitive market level.

For the three and six months ended June 30, 2002, the Company sustained a net loss of $5,406,036 and $5,090,655, compared to a net profit of $176,364 and $51,914 for the same periods in 2001. The loss is mainly attributable to an impairment loss related to goodwill of $5,308,760 was recorded during the current quarter. In addition, as the Company completed relative small-scale projects during the current quarter whereas a project compassed with sale of computer hardware of $1,762,046 was recorded in the corresponding period of last year, the quarterly result is therefore decreased significantly. However, regardless the loss on impairment of goodwill, there is a remarkable improvement in the result for the six months ended June 30, 2002 in comparison with corresponding period of last year. Operating profit before goodwill is $189,000. The significant improvement of the core business is a result of the business expansion over the past two years, especially after Slait's reverse acquisition with Forlink.

In the quarter ended March 2002, the Company was awarded as one of the "Grade A system integrator of 2001" by China Mobile Communication Company (the parent company of BMCC). The Company believes that this award will bring more business chances to the Company.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2002, the Company used $101,905 to acquire plant and equipment. As of June 30, 2002, the Company had $494,409 cash on hand, and a working capital surplus of $434,500. However, due to the rapid growth of the Company, additional capital may be required. In order for the Company to meet its continuing cash requirements and to successfully implement its growth strategy, the Company will need to rely on growth of future revenue and/or will require additional financing. In the event additional financing is required, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

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

CONTRACTUAL OBLIGATIONS

As of June 30, 2002, the Company had commitments under non-cancellable operating leases expiring within one year (July 1, 2002 to June 30, 2003) amounting to $204,843.

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

As of June 30, 2002 and December 31, 2001, the amounts due to stockholders represented amounts to be disbursed to the original owners of Slait in respect of the recapitalization mentioned in Note 1 to the financial statements and advances from stockholders.

As of June 30 2002, amounts due from stockholders represented advances to stockholders.

The building located in Chengdu was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company. By a stockholders' resolution passed on March 8, 1999, it was ratified that the title to the building belonged to Slait. The building has been pledged as collateral for the mortgage loan granted to Mr. Yi He. The related mortgage still remains in the name of Mr. Yi He, however the Company has agreed to pay Mr. Yi He amounts equal to the required mortgage payments. As of June 30, 2002, the amount of the mortgage loan is $66,077 ($69,996 as of December 31, 2001) and is included in "Amounts due to stockholders" on the balance sheet.

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

NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement will not have a material impact on the Corporation's consolidated financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Given that SFAS No. 146 was issued in June 2002 and is not yet effective, the impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined.

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

         99.1 Written Statement of the Chief Executive Officer and Chief Financial Officer of Forlink Software Corporation, Inc. Pursuant to 18 U.S.C. 1350. (filed herewith.)

(b)      Reports on Form 8-K.

         The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                FORLINK SOFTWARE CORPORATION, INC.


                                By:   /s/ Xiaoxia Zhao
                                   --------------------------------------------
                                   Xiaoxia Zhao, Chief Accounting Officer &
                                   Chief Financial Officer


Date: August 12, 2002

                                  EXHIBIT INDEX

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

         99.1     Written Statement of the Chief Executive Officer and Chief
                  Financial Officer of Forlink Software Corporation, Inc.
                  Pursuant to 18 U.S.C. 1350. (filed herewith.)