Form 10QSB/A
period 2002-06-30
FORLINK SOFTWARE CORP INC
filed 2002-08-20
CIK 866458

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

            For the transition period from ________________ to ________________

                         Commission file number: 0-18731

                       FORLINK SOFTWARE CORPORATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)


                              NEVADA                                                                87-0438458
--------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                           (IRS Employer Identification No.)

           9F FANG YUAN MANSION, NO. 56, ZHONGGUANCUN SOUTH ROAD YI,
                        HAIDIAN DISTRICT, BEIJING, CHINA
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                            PURPOSE OF THIS AMENDMENT

         Forlink Software Corporation, Inc. is filing this report on Form 10-QSB/A-1 to amend its quarterly report for the period ended June 30, 2002. The sole purpose of the amendment is to correct an error that occurred in an exhibit filed with the original Form 10-QSB. Specifically, Exhibit 99.1, the "Written Statement of the Chief Executive Officer and Chief Financial Officer of Forlink Software Corporation, Inc. Pursuant to 18 U.S.C. 1350," contained a typographical error and did not clearly identify the Company's quarterly report.

         By filing this amendment, Exhibit 99.1 is stricken in its entirety and is superceded and replaced by the revised statement set forth below under the heading of "Certification."


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     FORLINK SOFTWARE CORPORATION, INC.


                                     By: /s/ Xiaoxia Zhao
                                        ----------------------------------------
                                        Xiaoxia Zhao, Chief Accounting Officer &
                                        Chief Financial Officer


Date: August 19, 2002


                                  CERTIFICATION

Written Statement of the Chief Executive Officer and Chief Financial Officer of Forlink Software Corporation, Inc. Pursuant to 18 U.S.C. 1350.

Solely for the purposes of complying with, and the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as an officer of Forlink Software Corporation, Inc., that, to his knowledge, the Quarterly Report of the company on Form 10-QSB for the period ended June 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.


                                    By: /s/ Xiaoxia Zhao
                                       -----------------------------------------
                                       Xiaoxia Zhao, Chief Executive Officer and
                                       Chief Financial Officer

DATE:  August 19, 2002