Form 10QSB
period 2002-09-30
FORLINK SOFTWARE CORP INC
filed 2002-11-12
CIK 866458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from                  to
                                              ----------------    --------------

               Commission file number: 0-18731

                       FORLINK SOFTWARE CORPORATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)


          NEVADA                                           87-0438458
---------------------------------             ----------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 5, 2002, the issuer had 85,073,207 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX


                                                                                        PAGE
                                                                                        ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Forlink Software Corporation, Inc. Unaudited
         Consolidated Condensed Financial Statements for
         the Three and Nine Months ended September 30, 2002 and 2001                     F-1

                  Consolidated Balance Sheets
                  December 31, 2001 (audited) and
                  September 30, 2002 (unaudited)                                         F-2

                  Consolidated Statements of Operations
                  for the three and nine months ended
                  September 30, 2002 and 2001 (unaudited)                                F-3

                  Consolidated Statement of Stockholders'
                  Equity (unaudited)                                                     F-4

                  Consolidated Statements of Cash Flows
                  for the nine months ended
                  September 30, 2002 and 2001 (unaudited)                                F-5

                  Notes to Consolidated Financial Statements (unaudited)              F-6 - F-14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.                                           2-8

PART II - OTHER INFORMATION                                                                9

SIGNATURES                                                                                10

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.













                       FORLINK SOFTWARE CORPORATION, INC.
                        UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001

                       FORLINK SOFTWARE CORPORATION, INC.

                           CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                 2002             2001
                                                             -------------    --------------
                                                              (UNAUDITED)       (AUDITED)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                  $     292,587    $      993,100
  Accounts receivable                                              532,113           205,426
  Other receivables, deposits and prepayments (Note 3)           1,035,821           220,778
  Other taxes recoverable                                          115,314                --
  Inventories (Note 4)                                             205,644            49,987
  Amounts due from stockholders (Note 5)                            17,309                --
                                                             -------------    --------------

  Total current assets                                           2,198,788         1,469,291

Property, plant and equipment, net                                 466,990           411,977
Goodwill (Note 6)                                                2,603,989         8,650,569
                                                             -------------    --------------

Total assets                                                 $   5,269,767    $   10,531,837
                                                             =============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                           $      57,488    $           12
  Amounts due to stockholders (Note 5)                             246,062           229,811
  Customer deposits                                              1,412,178           767,336
  Other payables and accrued expenses (Note 7)                     142,643           144,683
  Income tax payable                                                 8,468            15,083
  Other taxes payable                                                   --            73,569
                                                             -------------    --------------

  Total current liabilities                                      1,866,839         1,230,494
                                                             -------------    --------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, par value $0.001 per share;
    100,000,000 shares authorized; 85,073,207 and
    85,073,207 shares issued and outstanding, respectively          85,073            85,073
  Additional paid-in capital                                     8,934,812         8,748,090
  Retained earnings/(Accumulated losses)                        (5,616,957)          468,180
                                                             -------------    --------------

  Total stockholders' equity                                     3,402,928         9,301,343
                                                             -------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $   5,269,767    $   10,531,837
                                                             =============    ==============


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       FORLINK SOFTWARE CORPORATION, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


(Expressed in US Dollars)

                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                      ----------------------------    ----------------------------
                                          2002            2001            2002            2001
                                      ------------    ------------    ------------    ------------
                                       (UNAUDITED)    (UNAUDITED)     (UNAUDITED)      (UNAUDITED)
NET SALES                             $    751,974    $    779,487    $  4,484,922    $  4,000,382

COST OF SALES                             (430,042)       (680,747)     (3,001,683)     (3,534,606)
                                      ------------    ------------    ------------    ------------

GROSS PROFIT                               321,932          98,740       1,483,239         465,776

SELLING EXPENSES                           (38,567)        (25,474)       (190,901)        (57,029)

GENERAL AND ADMINISTRATIVE EXPENSES       (549,508)       (188,566)     (1,369,481)       (466,534)

LOSS ON IMPAIRMENT OF GOODWILL            (737,820)             --      (6,046,580)             --
                                      ------------    ------------    ------------    ------------

OPERATING PROFIT/(LOSS)                 (1,003,963)       (115,300)     (6,123,723)        (57,787)

INTEREST EXPENSES                               --          (1,733)             --          (1,733)

INTEREST INCOME                                454           2,615           3,218           3,723

OTHER INCOME, NET                            9,027              --          37,073          12,077
                                      ------------    ------------    ------------    ------------

PROFIT/(LOSS) BEFORE INCOME TAX           (994,482)       (114,418)     (6,083,432)        (43,720)

PROVISION FOR INCOME TAX (NOTE 8)               --           9,392          (1,705)         (9,392)
                                      ------------    ------------    ------------    ------------

NET PROFIT/(LOSS)                     $   (994,482)   $   (105,026)   $ (6,085,137)   $    (53,112)
                                      ============    ============    ============    ============

EARNINGS/(LOSS) PER SHARE
  - BASIC AND DILUTED                 $      (0.01)   $         --    $      (0.07)   $         --
                                      ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED        85,073,207      68,865,586      85,073,207      62,609,758
                                      ============    ============    ============    ============


See accompanying notes to unaudited consolidated condensed financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


(Expressed in US Dollars)

                                          COMMON STOCK
                                   -------------------------                   RETAINED
                                     NUMBER                     ADDITIONAL      PROFITS/          TOTAL
                                       OF                        PAID-IN      (ACCUMULATED     STOCKHOLDERS'
                                     SHARES        AMOUNT        CAPITAL        LOSSES)           EQUITY
                                   -----------   -----------   -----------    ------------    --------------
Balance, December 31, 1999
  (Recapitalization of Slait)       59,430,000   $    59,430   $    71,609    $    263,472    $      394,511

Net income                                  --            --            --          13,485            13,485
                                   -----------   -----------   -----------    ------------    --------------

Balance, December 31, 2000          59,430,000   $    59,430   $    71,609    $    276,957    $      407,996

Issuance of common stock in
  respect of reverse acquisition    25,470,000        25,470     8,759,880              --         8,785,350

Return of capital to Slait's
  original owners                           --            --      (131,039)             --          (131,039)

Issuance of common stock in
  connection with compensation
  expenses                             173,207           173        22,034              --            22,207

Consultant's compensation
  expenses                                  --            --        25,606              --            25,606

Net income                                  --            --            --         191,223           191,223
                                   -----------   -----------   -----------    ------------    --------------

Balance, December 31, 2001          85,073,207   $    85,073   $ 8,748,090    $    468,180    $    9,301,343

Consultant's compensation
  expenses                                  --            --       186,722              --           186,722

Net loss for the nine months
  ended September 30, 2002                  --            --            --      (6,085,137)       (6,085,137)
                                   -----------   -----------   -----------    ------------    --------------

Balance, September 30, 2002         85,073,207   $    85,073   $ 8,934,812    $ (5,616,957)   $    3,402,928
                                   ===========   ===========   ===========    ============    ==============







See accompanying notes to unaudited consolidated condensed financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Decrease)/Increase in Cash and Cash Equivalents

(Expressed in US Dollars)

                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                             ------------------------------
                                                                                2002               2001
                                                                             -------------    -------------
                                                                              (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                                                          $  (6,085,137)   $     (53,112)
    Adjustments to reconcile net income/(loss) to net cash
      (used in)/provided by operating activities
      Depreciation of property, plant and equipment                                 54,591           18,762
      Loss on disposal of property, plant and equipment                                 --               34
      Transfer of computer equipment                                                    --          101,945
      Non-cash compensation expenses                                               186,722           18,116
      Loss on impairment of goodwill                                             6,046,580               --
      Change in:
        Accounts receivable                                                       (326,687)          34,090
        Other receivables, deposits and prepayments                               (414,678)         436,657
        Inventories                                                               (155,657)        (133,368)
        Accounts payable                                                            57,476         (342,616)
        Customer deposits                                                          644,842          398,182
        Other payables and accrued expenses                                         (2,040)      (1,017,144)
        Income tax payable                                                          (6,615)              --
        Other taxes payable/recoverable                                           (188,883)         (49,093)
                                                                             -------------    -------------

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES                               (189,486)        (587,547)
                                                                             -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property, plant and equipment                                    (109,604)         (61,141)
  Proceed from disposal of other investment                                             --           60,386
  Cash increase due to reverse acquisition by Slait                                     --        2,356,978
                                                                             -------------    -------------

NET CASH USED IN INVESTING ACTIVITIES                                             (109,604)       2,356,223
                                                                             -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment from/(Advances to) stockholders                                          6,691          130,711
  (Repayment to)/Advances from stockholders                                         (7,749)          19,091
  Cash deposit for bank guarantee (Note 11)                                       (400,365)              --
  Repayment from amount due from related company                                        --          125,764
  Repayment of short-term bank loan                                                     --       (1,449,275)
                                                                             -------------    -------------

NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES                               (401,423)      (1,173,709)
                                                                             -------------    -------------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                              (700,513)         594,967

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   993,100           47,401
                                                                             -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $     292,587    $     642,368
                                                                             =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income tax paid                                                                      6,615               --
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

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial data as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2001.

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 2 - BASIS OF PRESENTATION - CONTINUED

In September 2001, the Financial Accounting Standards Board finalized FASB Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognized acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. Accordingly, the Company accounted for the acquisition as described in Note 1 in accordance with SFAS 141.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. This Statement changes the accounting for goodwill from an amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations ceased upon adoption of this Statement, which began with the Company's fiscal year beginning January 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 is subject to immediate adoption of the Statement. As the Company's acquisition described in Note 1 was accounted for under SFAS 141 and the transition requirements of SFAS 142, the goodwill arising from such acquisition has never been amortized. The Company does not have any other goodwill or indefinite lived intangible assets.

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

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 2 - BASIS OF PRESENTATION - CONTINUED

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001, have been made. The results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.


NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

                                      SEPTEMBER 30,    DECEMBER 31,
                                          2002            2001
                                      -------------   --------------
                                       (UNAUDITED)       (AUDITED)
Other receivables                     $     475,200   $       68,173
Deposits                                    135,205          129,960
Restricted cash (Note 11)                   400,365               --
Prepayments                                  25,051           22,645
                                      -------------   --------------
                                      $   1,035,821   $      220,778
                                      =============   ==============

NOTE 4 - INVENTORIES

                                      SEPTEMBER 30,    DECEMBER 31,
                                          2002             2001
                                      -------------   --------------
                                       (UNAUDITED)      (AUDITED)
Computer hardware                     $     205,644   $       49,987
                                      =============   ==============

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

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 5 - RELATED PARTY - CONTINUED

As of September 30, 2002 and December 31, 2001, the amounts due to stockholders represented amount to be disbursed to the original owners of Slait in respect of the recapitalization mentioned in Note 1 and advances from stockholders.

As of September 30, 2002, amounts due from stockholders represented travel advances to stockholders.

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

The purchase price, purchase-price allocation, and financing of the transaction are summarized as follows:

Consideration paid as:
   Common stock of Forlink issued                     $ 8,659,800
   Options of Forlink issued                              125,550
                                                      -----------

                                                        8,785,350
   Allocated to historical book value/fair value of
     Forlink's assets and liabilities                    (134,781)
                                                      -----------

   Excess purchase price over allocation to
     identifiable assets and liabilities (goodwill)   $ 8,650,569
                                                      ===========

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

However, in the quarter ended June 30, 2002, the closing trading price of the Company's common stock had fallen to $0.05 per share, which indicated that there might be a potential impairment of goodwill since the beginning of the fiscal year. Therefore, the Company performed an additional impairment test as of June 30, 2002. As a result of the impairment test performed, which was based on the fair value of the Company as determined by the trading price of the Company's common stock, an impairment of $5,308,760 was recorded in the last quarter ended 30 June 2002. In addition, as the closing trading price of the Company's common stock as of September 30, 2002 had fallen to $0.04 per share, an impairment of $737,820 was recorded in the quarter ended September 30, 2002.

NOTE 7 - OTHER PAYABLES AND ACCRUED EXPENSES

                                      SEPTEMBER 30,    DECEMBER 31,
                                          2002            2001
                                      -------------   --------------
                                       (UNAUDITED)       (AUDITED)
Other payables                        $      34,148   $       33,826
Accrued salaries & wages                    100,388           66,757
Other accrued expenses                        8,107           44,100
                                      -------------   --------------
                                      $     142,643   $      144,683
                                      =============   ==============

NOTE 8 - INCOME TAX

According to the relevant PRC tax rules and regulations, Slait and FTCL, being recognised New Technology Enterprises operating within a New and High Technology Development Zone, are entitled to a reduced Enterprise Income Tax ("EIT") rate of 15%.

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 8 - INCOME TAX - CONTINUED

Income tax represents current PRC income tax which is calculated at the statutory income tax rate of 15% on the assessable income for the nine months ended September 30, 2002.

The difference between the statutory rate and the effective rate relates principally to nondeductible expenses.

Pursuant to an approval document dated October 22, 1998 issued by the Beijing Tax Bureau, Slait being a "New Technology Enterprise", is eligible to full exemption from PRC Corporate Income Tax for the period from February 1, 1999 to December 31, 2000. Pursuant to an approved document dated September 18, 2001 issued by the Beijing Tax Bureau, Slait is eligible to 50% tax reduction for PRC Corporate Income Tax for the period from January 1, 2001 to December 31, 2003.

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and State Tax Bureau respectively, FTCL, being a recognised New Technology Enterprise is eligible to full exemption from EIT for the fiscal year 1999, 2000, 2001 and 2002. The Company is also eligible to 50% EIT reduction for the fiscal year 2003, 2004 and 2005.

NOTE 9 - STOCK PLAN

On September 1, 2000, the stockholders of Forlink approved a plan of stock-based compensation incentives for selected eligible participants who are the staff and consultants of Forlink. This plan is known as the "Forlink Software Corporation, Inc. Stock Plan" ("the Plan"). The total number of shares of common stock reserved for issuance by Forlink either directly as stock awards or underlying options granted under this Plan shall not be more than 1,600,000. Under the terms of this Plan, options can be issued to purchase shares of Forlink's common stock. The Board of Directors shall determine the terms and conditions of each option granted to eligible participants, which terms shall be set forth in writing. The terms and conditions so set by the Board of Directors may vary from one eligible participant to another.

The Company will account for the options issued to employees using the intrinsic value method of accounting prescribed by the Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees".

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 9 - STOCK PLAN - CONTINUED

The following table summarizes the activity on stock options under the Plan:

                                      NUMBER      WEIGHTED AVERAGE
                                     OF SHARES     EXERCISE PRICE
                                     ---------   --------------------
Outstanding at December 31, 1999             0                      0
Granted                              1,968,000   $               2.28
Exercised                                    0                      0
Forfeited or Cancelled                 631,000   $               5.00
Outstanding at December 31, 2000     1,337,000   $               1.00
Outstanding at December 31, 2001     1,337,000   $               1.00
Outstanding at September 30, 2002    1,337,000   $               1.00

All outstanding options at December 31, 2001 and September 30, 2002 are exercisable.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Forlink re-priced 337,000 stock options on September 21, 2000, and reduced the exercise price to $1 per share, the then-current market price of the stock. Under the Interpretation, the options are accounted for as variable from September 21, 2000 until the options are exercised, forfeited or expire unexercised. Since September 21, 2000, the market price of the Forlink's stock decreased to a level lower than the exercise price. Accordingly, there are no effects of adopting the Interpretation for the quarter ended September 30, 2002.

On September 1, 2000, a fee agreement was entered into between Forlink and Futro and Trauernicht LLC, the corporate attorneys of Forlink ("the Attorneys"). It is agreed that the Attorneys would accept as compensation in full for all legal services provided from the date of September 1, 2000 to April 30, 2001, a fee consisting of the following:

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

On September 1, 2000, a consulting agreement was entered into between Forlink and Netreach Studios, Ltd., a marketing consultant of Forlink ("the Consultant"). The Consultant would accept as compensation in full for all consulting services to be provided from September 1, 2000 to May 31, 2004, a fee consisting of the following:

(a)      100,000 shares of common stock of Forlink; and

(b) options to acquire 100,000 shares of common stock Forlink, at an exercise price of $5.00 per share.

On August 22, 2000, 100,000 shares of common stock were issued to the Consultant. The market value as of that date was $3.00 per share. Expense is recorded based on the fair value of the stock at grant date and recognized over the service period of the contract. On September 21, 2000, the terms of the agreement were changed to issue 500,000 options at $1. Up to date, the options have not been issued to the Consultant. The value of the options was being recognized as expense over the service period of the contract. However, as of September 30, 2002, the Company determined that it was no longer utilising the services provided by Netreach Studios, Ltd. as described in the contract, and therefore expensed the remaining value of the stock and options issued during the quarter ended September 30, 2002. Compensation expense of $143,750 was recognised during the quarter ended September 30, 2002.

On August 16, 2002, the Company established a plan of stock-based compensation incentives for selected eligible participants of the Company and its affiliated corporations. This plan is known as the "Forlink Software Corporation, Inc. 2002 Stock Plan" ("the Plan"). The total number of shares of common stock reserved for issuance by Forlink either directly as stock awards or underlying options granted under this Plan shall not be more than 8,000,000. Under the terms of this Plan, options can be issued to purchase shares of Forlink's common stock. The Board of Directors shall determine the terms and conditions of each option granted to eligible participants, which terms shall be set forth in writing. The terms and conditions so set by the Board of Directors may vary from one eligible participant to another. As of the latest practicable date, October 28, 2002, no shares or options have been issued under this Plan.

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 10 - CONCENTRATION OF CUSTOMERS

During the period, the following customers accounted for more than 10% of total sales:

                                         THREE MONTHS ENDED
                                            SEPTEMBER 30,
                                    ---------------------------
                                         2002           2001
                                    ------------   ------------
Net sales derived from Customer A   $    610,048   $    583,024
                                    ============   ============

NOTE 11 - BANK GUARANTEE

At September 30, 2002, there were contingent liabilities in respect of the following:

On July 9, 2002 in connection with entering into a system integration contract, the Company provided that customer with a letter of bank guarantee amounting to $1,362,461 in respect to the completion of a system integration project. The bank guarantee is secured by a cash deposit of $400,365 placed in the guarantee issuing bank and a letter of undertaking of $996,183 issued by a third party company, which is a company engaged in undertaking business in Beijing. In order to obtain the letter of undertaking, motor vehicles with carrying amount of $114,608 and 50% of the registered capital of FTCL (amounting to $500,000) are pledged to the letter of undertaking issuing company.

NOTE 12 - PRO-FORMA INFORMATION

The following table reflects the results of operations on a pro forma basis as if the acquisition had occurred at the beginning of the respective periods shown.

                                                                                       NINE MONTHS ENDED
                                                                                      SEPTEMBER 30, 2001
                                                                                      ------------------
                                                                                          (UNAUDITED)
Net sales                                                                                $   4,232,458
                                                                                         =============

Net loss                                                                                 $    (602,965)
                                                                                         =============

Loss per share - basic and diluted                                                       $       (0.01)
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

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here.

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

CRITICAL ACCOUNTING POLICIES

The Company has identified certain accounting policies related to revenue recognition, project and computer software development costs, impairment of long-lived assets and accounting for goodwill as critical to its business operations and the understanding of its results of operations.

REVENUE RECOGNITION

The Company's revenue recognition policy is significant because its revenue is a key component of its results of operations. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized:
(1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Details of revenue recognition policy are as follows:

Revenue from software sales is recognised when all shipment obligations have been met, fees are fixed and determinable, collection of sales proceeds is deemed probable and persuasive evidence of an arrangement exists.

Revenue from provision of system integration services is recognised when services are rendered in stages as separate identifiable phases of a project are completed and accepted by customers.

The sale of computer hardware is recognised as revenue on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed.

PROJECT AND COMPUTER SOFTWARE DEVELOPMENT COSTS

The Company's policy on project and computer software development costs determines the timing of its recognition of certain development costs. In addition, this policy determines whether the cost is classified as software development expense or deferred software development costs or cost of service income. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or deferral.

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

LONG-LIVED ASSETS

The Company periodically reviewed its long-lived assets for impairment based upon the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. When events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable, the asset is written down to its net realizable value. In addition, if the estimates and the related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

ACCOUNTING FOR GOODWILL

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. This Statement changes the accounting for goodwill from an amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations ceased upon adoption of this Statement, which began with the Company's fiscal year beginning January 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 is subject to immediate adoption of the Statement. As the Company's acquisition described in Note 1 to the financial statements was accounted for under SFAS 141 and the transition requirements of SFAS 142, the goodwill arising from such acquisition has never been amortized. The Company does not have any other goodwill or indefinite lived intangible assets.

As a result of the adoption of SFAS 142, the Company is required to complete the first step of the impairment test until June 30, 2002. If the results of the first step indicate that goodwill may be impaired, the second step of the process must be completed by December 31, 2002. The Company is required to test goodwill for impairment annually as of the same date each year.

During the quarter ended June 30, 2002, the Company completed the first step of the transitional goodwill impairment test (i.e. comparing the carrying amount of the net assets, including goodwill, with the fair value of the Company as of January 1, 2002). Based on the results of the first step of the test, the Company believes that there was no impairment of goodwill as of January 1, 2002.

However, in the quarter ended June 30, 2002, the closing trading price of the Company's common stock had fallen to $0.05 per share, which indicated that there might be a potential impairment of goodwill since the beginning of the fiscal year. Therefore, the Company performed an additional impairment test as of June 30, 2002. As a result of the impairment test performed, which was based on the fair value of the Company as determined by the trading price of the Company's common stock, an impairment of $5,308,760 was recorded. In addition, as the closing price of the Company's common stock as of September 30, 2002 had fallen to $0.04 per share, an impairment of $737,820 was recorded in the quarter ended September 30, 2002.

RESULTS OF OPERATIONS

Three months ended September 30, 2002 compared to three months ended September 30, 2001, and nine months ended September 30, 2002 compared to nine months ended September 30, 2001:

                            Three months ended                  Nine months ended

                     September 30,    September 30,     September 30,     September 30,
                         2002            2001              2002               2001
                     -------------    -------------     -------------     -------------
         Net sales   $751,974           $779,487         $4,484,922       $4,000,382

Net sales were derived from network system integration services, computer hardware sales and Forlink brand "For- Series" network software system sales.

Net sales were $751,974 for the three months ended September 30, 2002, down from $779,487 for the same period of last year. During the three months ended September 30, 2002, the Company completed three system development and integration contracts. These three contracts contributed revenue of $563,018 to the Company. These three contracts were entered into with Beijing Mobile Communication Company ("BMCC").

Accumulatively, during the nine months ended September 30, 2002, the Company completed fifteen system development and integration contracts and two software system development contracts. These seventeen contracts contributed revenue of $3,762,624 to the Company. Fifteen out of these seventeen contracts were entered into with BMCC.

In the second quarter ended June 30, 2002, a system integration project with respect to Business Operation Supporting System ("BOSS") has been commenced. The contract sum of this BOSS project is $1,116,226 (RMB9,242,353). As the project has not been completed as of the quarter ended September 30, 2002, no revenue is contributed from this project. The Company believes that this project will be substantially completed by the end of fiscal year ended December 31, 2002. As the Company completed relative small-scale projects during the third quarter 2002, the net sales decreased slightly in compared with the corresponding period of last year. The Company believes that it will generate further revenue in the foreseeable future from the business of BOSS contracts and the encompassed business of sales of computer hardware and system integration.

In the quarter ended March 31, 2002 a BOSS contract contributed revenue of $1,622,195 (RMB13,431,774) to the Company. As the Company recorded a significant growth during the first three months of 2002, accumulatively the net sales for the nine months ended September 30, 2002 were $4,484,922, up from $4,000,382 for the same period of last year.

Costs of sales were $430,042 and $680,747 for the three months ended September 30, 2002 and September 30, 2001, respectively. Costs of sales were $3,001,683 and $3,534,606 for the nine months ended September 30, 2002 and September 30, 2001, respectively. Cost of sales consisted principally of the cost of computer hardware sold, salary and other costs which were directly attributable to the cost of system integration services and other services rendered to customers. Cost of sales for the third quarter 2002 decreased by 37% over the corresponding quarter of 2001. The decrease in cost of sales was driven by the decrease in the purchases of computer related components from third parties and decrease in the level of sales. Comparing the nine months ended September 30, 2002 with the corresponding period of last year, sales increased by $484,540 whereas cost of sales decreased by $532,923.

Gross profit margins were improved from 13% and 12% for the three and nine months ended September 30, 2001 to 43% and 33% for the three and nine months ended September 30, 2002. Previously, the Company's gross profit was mainly attributable to the sale of computer hardware in a keen competition market and low margin system integration services. As a result of SLAIT's reverse take-over with Forlink and strong customer basis of SLAIT, the Company has much more room to introduce network software systems and application system integration solutions and products to our customers. The improvement in the gross profit margin was a result of the higher profit margins earned for the sale and system integration services in connection with "For" series software products.

Selling expenses of $38,567 and $190,901 for the three and nine months ended September 30, 2002 increased by 51% and 235% over the corresponding periods of 2001. The increase in selling expenses was attributable to the increase in headcount number of the departments of sales and customers service. As well, the Company has increased staff salary to a competitive market level.

General and administrative ("G&A") expenses of $549,508 and $1,369,481 for the three and nine months ended September 30, 2002 increased by 191% and 194% over the corresponding periods of 2001. Included in the G&A expenses for the quarter ended September 30, 2002 were rental charges of $82,357, building management fee of $10,547, utilities of $4,547, depreciation charges of $12,943, salaries and staff welfare charges of $47,781, communication expenses of $1,941, traveling expenses of $3,436, software and technology development expenses of $134,474 (comprised salaries of $128,883) and non-cash compensation expenses of $143,750. Non-cash compensation expenses were incurred as a result of the accounting effect of granting common stock and granting and repricing certain stock options under the Forlink's Stock Plan.

The increase in G&A expenses was mainly due to the continuous expansion of the business of the Company over the past few years. Especially, as a result of SLAIT's reverse acquisition with Forlink, the number of employees was increased from 60 as of December 31, 2000 to 150 as of December 31, 2001 and September 30, 2002. Rental charges, salary and staff benefit expenses were therefore increased significantly. Additionally, in order to recruit experienced computer engineers/technicians, the Company has increased the salary of the management team as well as the staff's salary to a competitive market level.

For the three and nine months ended September 30, 2002, the Company sustained a net loss of $994,482 and $6,085,137, compared to a net loss of $105,026 and $53,112 for the same periods in 2001. The loss is mainly attributable to impairment losses related to goodwill of $5,308,760 and $737,820 recorded during the quarter ended June 30, 2002 and September 30, 2002, respectively. Additionally, as of September 30, 2002, the Company determined that it was no longer utilizing the services provided by Netreach Studios, Ltd. as described in the contract, and therefore expensed the remaining value of the stock and options issued during the quarter ended September 30, 2002. Non-cash compensation expense of $143,750 was recognised during the quarter ended September 30, 2002. Regardless of the loss on impairment of goodwill and non-cash compensation expense, there is a remarkable improvement in the result for the nine months ended September 30, 2002 in comparison with corresponding period of last year. Operating profit before goodwill is $47,857. The significant improvement of the core business is a result of the business expansion over the past two years, especially after SLAIT's reverse acquisition with Forlink.

In the quarter ended March 2002, the Company was awarded as one of the "Grade A system integrator of 2001" by China Mobile Communication Company (the parent company of BMCC). The Company believes that this award will bring more business chances to the Company.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2002, the Company used $109,604 to acquire plant and equipment. As of September 30, 2002, the Company had $292,587 cash on hand, and a working capital surplus of $331,949. However, due to the rapid growth of the Company, additional capital may be required. In order for the Company to meet its continuing cash requirements and to successfully implement its growth strategy, the Company will need to rely on growth of future revenue and/or will require additional financing. In the event additional financing is required, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

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

CONTRACTUAL OBLIGATIONS

As of September 30, 2002, the Company had commitments under non-cancellable operating leases expiring within one year (October 1, 2002 to September 30, 2003) amounting to $155,215.

BANK GUARANTEE

At September 30, 2002, there were contingent liabilities in respect of the following:

On July 9, 2002 in connection with entering into a system integration contract, the Company provided that customer with a letter of bank guarantee amounting $1,362,461 in respect to the completion of a system integration project. The bank guarantee is secured by a cash deposit of $400,365 placed in the guarantee issuing bank and a letter of undertaking of $996,183 issued by a third party company, which is a company engaged in undertaking business in Beijing. In order to obtain the letter of undertaking, motor vehicles with carrying amount of $114,608 and 50% of the registered capital of the Company's subsidiary Forlink Technology Co. Ltd. (amounting to $500,000) are pledged to the letter of undertaking issuing company.

RELATED PARTY TRANSACTIONS

On January 11, 2001, the Company entered into a Plan of Reorganization with Beijing Slait Science & Technology Development Limited Co. (hereinafter "SLAIT"), under the terms of which the Company acquired up to 100% of the outstanding equity of SLAIT. Pursuant to the Plan of Reorganization (the "Plan"), in August 2001, the Company acquired 100% of the registered and fully paid-up capital of SLAIT in exchange for 59,430,000 shares of restricted common stock of the Company. Under the terms of the Plan, three former beneficial owners of SLAIT, Yi He, Honkeung Lam and Jing Zeng were issued 25,800,000, 10,500,000 and 5,760,000 of the Company's shares, respectively. Additionally, at closing all of the Company's officers and directors resigned with the exception of Xiaoxia Zhao who remains as an officer and director and Yi He was appointed as President and Director and Honkeug Lam as Director of the Company.

The Company, from time to time, received from or made repayment to Mr. Xiaoxia Zhao, Mr. Yi He and Mr. Wei Li who are stockholders of the Company. The amounts due from/to stockholders do not bear any interest and do not have clearly defined term of repayment.

As of September 30, 2002 and December 31, 2001, the amounts due to stockholders represented amounts to be disbursed to the original owners of SLAIT in respect of the recapitalization mentioned in Note 1 to the financial statements and advances from stockholders.

As of September 30 2002, amounts due from stockholders represented travel advances to stockholders.

The building located in Chengdu was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company. By a stockholders' resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the SLAIT. The building has been pledged as collateral for the mortgage loan granted to Mr. Yi He. The related mortgage still remains in the name of Mr. Yi He, however the Company has agreed to pay Mr. Yi He amounts equal to the required mortgage payments. As of September 30, 2002, the amount of the mortgage loan is $64,077 ($69,996 as of December 31, 2001) and is included in "Amounts due to stockholders" on the balance sheet.

In the opinions of directors, except for the arrangements in connection with the purchase of office in Chengdu, all the above transactions were negotiated at arm's length and entered into and executed under the normal course of business with no different from those which would be negotiated with a clearly independent party. With respect to the purchase of the office in Chengdu, if Mr. Yi He would not have been able to obtain a mortgage for the property, the Company may not have been able to obtain one on its own and the financial resources may not have been available for the Company to purchase the property outright.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

ITEM 3.  CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

         10.2 Forlink Software Corporation, Inc. 2002 Stock Plan dated August 16, 2002. (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-8 (file no. 333-100645) filed October 21, 2002.)

(b)      Reports on Form 8-K.

         The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FORLINK SOFTWARE CORPORATION, INC.


                                        By:      /s/ Xiaoxia Zhao
                                           -------------------------------------
                                           Xiaoxia Zhao, Chief Executive
                                           Officer & Chief Financial Officer


Date: November 11, 2002

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Executive Officer and Chief Financial Officer of Forlink Software Corporation, Inc., that, to his knowledge, the Quarterly Report of the company on Form 10-QSB for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

November 11, 2002


/s/ Xiaoxia Zhao
-------------------------------------
Xiaoxia Zhao, Chief Executive Officer
and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Xiaoxia Zhao, Chief Executive Officer and Chief Financial Officer of Forlink Software Corporation, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Forlink Software Corporation, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 11, 2002


/s/ Xiaoxia Zhao
-------------------------------------
Xiaoxia Zhao, Chief Executive Officer
and Chief Financial Officer