Form 10KSB
period 2002-12-31
FORLINK SOFTWARE CORP INC
filed 2003-03-31
CIK 866458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                   For the fiscal year ended December 31, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from: ______________ to ______________

                         Commission file number: 0-18731
                                                 -------


                       FORLINK SOFTWARE CORPORATION, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

NEVADA                                                       84-0438458
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                          Identification No.)

9/F, Fang Yuan Mansion, No.56 Zhongguancun
South Road Yi, Haidian District, Beijing, China                100044
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $9,380,594

         As of March 17, 2003 the aggregate market value of the Common Stock held by non-affiliates, approximately 35,482,957 shares of Common Stock, was approximately $1,774,148 based on an average of the bid and ask prices of approximately $.05 per share of Common Stock on such date.

         The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of March 17, 2003 was 76,773,207 shares.

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

         The cautionary statements made above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company. Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

ITEM 1. DESCRIPTION OF BUSINESS.

HISTORY OF THE COMPANY

Forlink Software Corporation, Inc. (the "Company" or the "Registrant"), is a Nevada corporation which was originally incorporated on January 7, 1986 as Why Not?, Inc. under the laws of the State of Utah and subsequently reorganized under the laws of Nevada on December 30, 1993. From 1996 until 1999, the Company continued as an unfunded venture in search of a suitable business acquisition or business combination.

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

BUSINESS OF THE COMPANY

The Company has two wholly-owned subsidiaries, FTCL and SLAIT. Through its subsidiaries, the Company is developing innovative products, industry expertise, project management skills and technologies necessary for the design and implementation of large-scale, specifications-intensive integrated application systems typically required by leading telecommunication service providers.

Our application solutions are developed on application integration platforms. The major product offerings include:

o ForOSS: Our solution for Business & Operation Support Systems (BSS/OSS) for telecom carriers, particularly China Mobile; it consists of software products designed to support existing and expanding business operations of communications companies; ForOSS supports billing, customer care, customer relation management, accounting, decision support and other internal functionalities.

o    For-Mail: A high-power web mail system.


Currently, our business and operations concentrate in Beijing. The Company also has a few customers in other cities of Mainland China. The head office of the Company is situated in Beijing and we also have a software development center in Chengdu. Additionally, the Company has a representative office in Shenyang.

To date, our customers include Beijing Mobile and Chongqing Mobile and network service providers in China. We currently have approximately 160 employees, of which 140 are full-time.

DISTRIBUTION METHODS UTILIZED

We sell our products and provide our services directly by ourselves to customers.

COMPETITIVE CONDITIONS

As the Company is engaged in the development and sale of network software system and provision of enterprise application system integration services for telecommunication companies and network services providers, the Company stands in a unique position in the growing market in the PRC. The Company has developed "For-Series" network software systems, such as "ForOSS" and "For-Mail". These products are used by a considerable number of reputable companies in the PRC. Currently, the Company is not aware of any competitors in Beijing who provide identical or similar products and services to the customers. However, the Company is aware of other software development and system integration companies in Beijing that may have enough technical know-how and ability to develop products and provide services which are similar to the ones of the Company. In order to solidify our products and services in a leading market position, we plan to allocate more resources to the product developments.

DEPENDENCE OF MAJOR CUSTOMER

Beijing Mobile Communication Company accounted for 88% and 80% of the total sales for the year 2002 and 2001, respectively.

REGULATION OF THE BUSINESS

There are no government regulations that have significant effect on our business.

SOFTWARE DEVELOPMENT COST

For the year 2002, software development costs expensed were $575,485 (2001 were $19,307). 90% of the software development expenses were salary for the software and system development department. For the year 2001, the salary attributable to software and system development department was expensed together with the salary of administrative department. Accordingly, the comparative figure did not include such kind of salary.

From time to time, we are developing new versions of our existing products such as ForOSS and For-Mail.

MANAGEMENT OF GROWTH

If the Company is successful in implementing its growth strategy, the Company believes it can undergo a period of rapid growth. The Company will focus on "ForOSS" and "For-Mail" development and marketing promotion. The Company will develop "ForOSS" and "For-Mail" in depth and, based on these two products, develop more software application systems for users in the sectors of telecommunications and network services providers.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently rents its facilities in Beijing, China. It presently leases space at 9/F Fang Yuan Mansion, No. 56 Zhongguancun South Road Yi, Haidian District, Beijing, China and space at 11/F, Bin He Plaza, No.1 Che Dao Gou Road, Haidian District, Beijing, China.

The Company owns an office in Chengdu, China as a software development center. It is at B-16B, WangFuJing Business Mansion, No.5 HuaXingZheng Street, ChengDu, SiChuan Province, China.

The building located in Chengdu was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company. By a stockholders' resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. The building has been pledged as collateral for the mortgage loan granted to Mr. Yi He. The related mortgage still remains in the name of Mr. Yi He, however the Company has agreed to pay Mr. Yi He amounts equal to the required mortgage payments. The amount of the mortgage loan of $62,067 ($69,996 in 2001) is accrued for in the financial statements.

The Company also rents facilities in Shengyang, China, as its representative office, it is at Room 609, ShenYang KaiLai Hotel, No.32 YingBin Street, North Station of ShenHe District, ShenYang, LiaoNing Province, China.

The Company believes its existing properties are adequate for the current operations of the Company.

ITEM 3. LEGAL PROCEEDINGS.

There are no pending legal proceedings involving the Company.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of the shareholders in the fourth quarter of 2002.

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

                                  Common Stock

Quarter Ended                           High Bid         Low Bid
-------------                           --------         -------
December 31, 2002                         $.065           $.035
September 30, 2002                        $.10            $.035
June 30, 2002                             $.10            $.045
March 31, 2002                            $.19            $.08

December 31, 2001                         $.40            $.09
September 30, 2001                        $.21            $.10
June 30, 2001                             $.25            $.15
March 31, 2001                            $.75            $.187

HOLDERS

As of March 17, 2003, there were 76,773,207 shares of the Company's common stock outstanding held of record by approximately 870 persons (not including beneficial owners who hold shares at broker/dealers in "street name").

DIVIDENDS

The Company has never paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future. The Company currently intends to retain its earnings for the operation and expansion of its business.

SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding the issuance and sales of securities of the Company without registration within the past three fiscal years.

On August 27, 2001, the Company issued an aggregate of 59,430,000 shares of its common stock to Beijing Slait Science & Technology Development Limited Co.'s ("SLAIT") three owners in exchange for 100% of the outstanding equity of SLAIT, pursuant to a Plan of Reorganization dated January 11, 2001 between the Company and SLAIT (the "Agreement"). The former owners of SLAIT now own approximately 70% of the 85,073,207 issued and outstanding shares of the Company's common stock and the Company owns 100% of the fully paid registered capital of SLAIT. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here.

As discussed in the Company's current report on Form 8-K filed on August 31, 2001, on August 27, 2001, Forlink Software Corporation, Inc. completed the acquisition of Beijing Slait Science & Technology Development Limited Co. ("SLAIT"). The Company is engaged in the development and sale of network software systems and provision of enterprise application system integration services for telecommunication companies and network services providers in the PRC. As a significant part of system integration services, the Company is also engaged in the sale of computer hardware.

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

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company measures fair value based on quoted market prices or based on discounted estimates of future cash flows.

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

However, in the quarter ended June 30, 2002, the closing trading price of the Company's common stock had fallen to $0.05 per share, which indicated that there might be a potential impairment of goodwill since the beginning of the fiscal year. Therefore, the Company performed an additional impairment test as of June 30, 2002. As a result of the impairment test performed, which was based on the fair value of the Company as determined by the trading price of the Company's common stock, an impairment of $5,308,760 was recorded. As the closing trading price of the Company's common stock as of December 31, 2002 had fallen to $0.04 per share, a total impairment of $6,966,546 was recorded for the year ended December 31, 2002.

RESULTS OF OPERATIONS

Year ended December 31, 2002 compared to year ended December 31, 2001.

                                 Year ended                     Year ended
                              December 31, 2002              December 31, 2001
    Net sales                    $9,380,594                     $5,148,049

Net sales were derived from network system integration services, computer hardware sales and Forlink brand "For-Series" network software system sales.

Net sales were $9,380,594 for the year ended December 31, 2002. This represented an increase of 82%, as compared to $5,148,049 for last year.

During the year, the Company mainly completed 31 system development and integration contracts. These 31 contracts contributed revenue of $8,252,240 to the Company. 28 out these 31 contracts were entered into with Beijing Mobile Communication Company ("BMCC"). The Company also completed certain amount of software development and sales contracts during the year. These contracts are relatively small scale and were entered into with BMCC and other customers. Including BMCC, the Company has over 30 customers.

During the forth quarter of 2002, the Company completed 4 major contracts which the contract sum ranged from $266,000 to $2,569,000 (net of VAT). These contracts were entered into at the end of August 2002 and completed in mid of December 2002. It is the main reason of sale growth in the forth quarter of 2002.

On a yearly basis, the revenue growth was primarily attributable to marketing efforts and increased "For-Series" brand awareness. Our "For-Series" network software systems can support our customers, which include telecommunication companies and network system providers, to build their Business Operation Supporting System (BOSS). Our For-Series network software systems are accepted by a considerable number of customers in PRC, such as BMCC, Chongqing Mobile Communication Company and other network service providers.

The Company believes that it will generate further revenue in the foreseeable future from the business of BOSS contracts and the encompassed business of sales of computer hardware and system integration.

Costs of sales were $6,349,271 and $3,951,666 for the year ended December 31, 2002 and 2001, respectively. Cost of sales consisted principally of the cost of computer hardware sold, salary and other costs which were directly attributable to the cost of system integration services and other services rendered to customers. Cost of sales for the year ended 2002 increased by $2,397,605 or 61% over the corresponding year of 2001. The increase in cost of sales was driven by the increase in sales.

Gross profit ratio was improved from 23% for year ended 2001 to 32% for the year ended 2002. Previously, the Company's gross profit was mainly attributable to the sale of computer hardware in a keen competition market and low margin system integration services. As a result of SLAIT's reverse take-over with Forlink and strong customer basis of SLAIT, the Company has much more room to introduce network software systems and application system integration solutions and products to our customers. The improvement in the gross profit margin was a result of the higher profit margins earned for the sale and system integration services in connection with ForOSS contracts.

Selling expenses of $294,198 for the year ended December 31, 2002 increased by $134,206 or 84% over the corresponding year of 2001. The increase in selling expenses was attributable to the increase in headcount number of the departments of sales and customers service. As well, the Company has increased staff salary to a competitive market level.

General and administrative ("G&A") expenses of $1,911,766 for the year ended December 31, 2002 increased by $1,066,597 or 126% over the corresponding year of 2001. Included in the G&A expenses for the year ended December 31, 2002 were rental charges of $313,002 (2001: $276,191), building management fee of $40,593 (2001: 11,955), depreciation charges of $49,536 (2001: $24,849), salaries and staff welfare charges of $214,270 (2001: $107,162), software and technology development expenses of $575,485 (comprised salaries of $533,000) and non-cash compensation expenses of $186,722 (2001: $41,813). Non-cash compensation expenses were incurred as a result of the accounting effect of granting common stock and granting and repricing certain stock options under the Forlink's Stock Plan.

The increase in G&A expenses was mainly due to the continuous expansion of the business of the Company over the past few years. Especially, as a result of Slait's reverse acquisition with Forlink, the number of employees was increased from 60 as of August 2001 (date of Slait's reversed take-over) to 160 as of December 31, 2002. Rental charges, salary and staff benefit expenses were therefore increased significantly. Additionally, in order to recruit experienced computer engineers/technicians, the Company has increased the salary of the management team as well as the staff's salary to a competitive market level.

For the year ended December 31, 2002, the Company sustained a net loss of $6,085,137, compared to a net profit of $191,223 for the corresponding year 2001. The loss is mainly attributable to impairment losses related to goodwill of $6,966,546 recorded during the year 2002. Additionally, as of September 30, 2002, the Company determined that it was no longer utilizing the services provided by Netreach Studios, Ltd. as described in the contract, and therefore expensed the remaining value of the stock and options issued during the quarter ended September 30, 2002. In this respect, non-cash compensation expense of $143,750 was recognised in the quarter ended September 30, 2002. Regardless of the loss on impairment of goodwill and non-cash compensation expense, there is a remarkable improvement in the result for the year ended 2002 in comparison with last year. Operating profit before goodwill impairment for 2002 was $825,359 (2001: $191,222). The significant improvement of the core business is a result of the business expansion over the past two years, especially after SLAIT's reverse acquisition with Forlink.

In the quarter ended March 2002, the Company was awarded as one of the "Grade A system integrator of 2001" by China Mobile Communication Company (the parent company of BMCC). The Company believes that this award will bring more business chances to the Company.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2002, the Company used $126,227 to acquire property, plant and equipment. As of December 31,2002, the Company had $536,050 cash on hand, and a working capital surplus of $1,254,148. However, due to the rapid growth of the Company, additional capital may be required. In order for the Company to meet its continuing cash requirements and to successfully implement its growth strategy, the Company will need to rely on growth of future revenue and/or will require additional financing. In the event additional financing is required, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

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

CONTRACTUAL OBLIGATIONS

As of December 31, 2002, the Company had commitments under non-cancellable operating leases expiring within one year amounting to $54,945 (2001: $36,964).

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

The Company, from time to time, received from or made repayment to Mr. Xiaoxia Zhao and Mr. Yi He who are stockholders and directors of the Company. The amounts due from/to stockholders do not bear any interest and do not have clearly defined term of repayment.

As of December 31, 2002 and December 31, 2001, the amounts due to stockholders represented amount to be disbursed to the original owners of Slait in respect of the recapitalization mentioned in Note 1 to the financial statements and advances from stockholders.

As of December 31, 2002, amount due from stockholder represented travel advances to Mr. Yi He.

The building located in Chengdu was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company. By a stockholders' resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the SLAIT. The building has been pledged as collateral for the mortgage loan granted to Mr. Yi He. The related mortgage still remains in the name of Mr. Yi He, however the Company has agreed to pay Mr. Yi He amounts equal to the required mortgage payments. As of December 31, 2002, the amount of the mortgage loan is $62,067 ($69,996 as of December 31, 2001) and is included in "Amounts due to stockholders" on the balance sheet.

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

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The Company adopted the disclosure requirements of this interpretation on December 31, 2002. The recognition provisions of the interpretation are applicable only to guarantees issued or modified after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation, as outlined in SFAS No. 123, "Accounting for Stock-Based Compensation". This statement also amends the financial statement disclosure requirements relating to stock-based compensation. The Company currently has no plans to adopt the fair value method of accounting for stock-based compensation.

SUBSEQUENT EVENT

On February 20, 2003, the Company purchased back 4,300,000 and 4,000,000 shares of the Company's own common stock from two stockholders respectively, at a consideration of US$0.026 per share. These transactions were financed by loans from major stockholders of the Company.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                       FORLINK SOFTWARE CORPORATION, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                               For the years ended
                           December 31, 2002 and 2001

                       FORLINK SOFTWARE CORPORATION, INC.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         F-6 - F-19

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors of
Forlink Software Corporation, Inc.

We have audited the accompanying consolidated balance sheets of Forlink Software Corporation, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forlink Software Corporation, Inc. as of December 31, 2002 and 2001 and the results of its consolidated operations and cash flows for the years ended December 31, 2002 and 2001, in conformity with generally accepted accounting principles in the United States of America.




BDO International

Hong Kong
February 21, 2003

                       FORLINK SOFTWARE CORPORATION, INC.

                           CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

                                                             DECEMBER 31,   DECEMBER 31,
                                                                 2002           2001
                                                             ------------   ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                  $   536,050    $   993,100
  Accounts receivable (Note 3)                                 1,039,190        205,426
  Other receivables, deposits and prepayments (Note 4)           156,740        220,778
  Inventories (Note 5)                                           454,131         49,987
  Amount due from stockholder (Note 6)                            75,024             --
                                                             -----------    -----------

  Total current assets                                         2,261,135      1,469,291

Property, plant and equipment (Note 7)                           464,757        411,977
Goodwill (Note 8)                                              1,684,023      8,650,569
                                                             -----------    -----------

TOTAL ASSETS                                                 $ 4,409,915    $10,531,837
                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                           $    97,202    $        12
  Amounts due to stockholders (Note 6)                           244,051        229,811
  Customer deposits                                              350,311        767,336
  Other payables and accrued expenses (Note 9)                   272,418        144,683
  Income tax payable (Note 10)                                     3,841         15,083
  Other taxes payable (Note 11)                                   39,164         73,569
                                                             -----------    -----------

  Total current liabilities                                    1,006,987      1,230,494
                                                             -----------    -----------


COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY
  Common stock, par value $0.001 per share;
    100,000,000 shares authorized; 85,073,207 and
    85,073,207 shares issued and outstanding, respectively        85,073         85,073
  Additional paid-in capital                                   8,934,812      8,748,090
  Retained earnings/(accumulated losses)                      (5,616,957)       468,180
                                                             -----------    -----------

  Total stockholders' equity                                   3,402,928      9,301,343
                                                             -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 4,409,915    $10,531,837
                                                             ===========    ===========


          See accompanying notes to consolidated financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in US Dollars)

                                                    YEAR ENDED      YEAR ENDED
                                                   DECEMBER 31,    DECEMBER 31,
                                                       2002            2001
                                                   ------------    ------------
NET SALES                                          $  9,380,594    $  5,148,049

COST OF SALES                                        (6,349,271)     (3,951,666)
                                                   ------------    ------------

GROSS PROFIT                                          3,031,323       1,196,383

SELLING EXPENSES                                       (294,198)       (159,992)

GENERAL AND ADMINISTRATIVE EXPENSES                  (1,911,766)       (845,169)

LOSS ON IMPAIRMENT OF GOODWILL                       (6,966,546)             --
                                                   ------------    ------------

OPERATING PROFIT/(LOSS)                              (6,141,187)        191,222

INTEREST EXPENSES                                            --          (2,277)

INTEREST INCOME                                           5,496           4,429

OTHER INCOME, NET                                        56,100          22,324
                                                   ------------    ------------

PROFIT/(LOSS) BEFORE INCOME TAX                      (6,079,591)        215,698

PROVISION FOR INCOME TAX (Note 10)                       (5,546)
                                                                        (24,475)
                                                   ------------    ------------

NET PROFIT/(LOSS)                                  $ (6,085,137)   $    191,223
                                                   ============    ============

EARNINGS/(LOSS) PER SHARE - BASIC AND DILUTED      $      (0.07)   $         --
                                                   ============    ============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                     85,073,207      68,261,295
                                                   ============    ============


          See accompanying notes to consolidated financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in US Dollars)

                                             COMMON STOCK
                                       -------------------------                RETAINED
                                      NUMBER                   ADDITIONAL       EARNINGS/      TOTAL
                                        OF                       PAID-IN      (ACCUMULATED  STOCKHOLDERS'
                                      SHARES       AMOUNT        CAPITAL         LOSSES)       EQUITY
                                   -----------   -----------   -----------    ------------  -------------
Balance, December 31, 1999
  (Recapitalization of Slait)       59,430,000   $    59,430   $    71,609    $   263,472    $   394,511

Net income                                  --            --            --         13,485         13,485
                                   -----------   -----------   -----------    -----------    -----------

Balance, December 31, 2000          59,430,000   $    59,430   $    71,609    $   276,957    $   407,996

Issuance of common stock in
  respect of reverse acquisition    25,470,000        25,470     8,759,880             --      8,785,350

Return of capital to Slait's
  original owners                           --            --      (131,039)            --       (131,039)

Issuance of common stock in
  connection with compensation
  expenses                             173,207           173        22,034             --         22,207

Consultant's compensation
  expenses                                  --            --        25,606             --         25,606

Net income                                  --            --            --        191,223        191,223
                                   -----------   -----------   -----------    -----------    -----------

Balance, December 31, 2001          85,073,207   $    85,073   $ 8,748,090    $   468,180    $ 9,301,343

Consultant's compensation
  expenses                                  --            --       186,722             --        186,722

Net loss for the year ended
   December 31, 2002                        --            --            --    $(6,085,137)   $(6,085,137)
                                   -----------   -----------   -----------    -----------    -----------

Balance, December 31, 2002          85,073,207   $    85,073   $ 8,934,812    $(5,616,957)   $ 3,402,928
                                   ===========   ===========   ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Decrease)/Increase in Cash and Cash Equivalents

(Expressed in US Dollars)

                                                            YEAR ENDED DECEMBER 31,
                                                              2002           2001
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                                       $(6,085,137)   $   191,223
      Adjustments to reconcile net income/(loss)
        to net cash used in operating activities
      Depreciation of property, plant and equipment            73,447         37,979
      Loss on disposal of property, plant and equipment            --             34
      Transfer of computer equipment                               --        101,945
      Non-cash compensation expenses                          186,722         47,813
      Loss on impairment of goodwill                        6,966,546             --
      Change in:
        Accounts receivable                                  (833,764)      (129,138)
        Other receivables, deposits and prepayments            64,038        494,133
        Inventories                                          (404,144)        20,490
        Accounts payable                                       97,190       (342,604)
        Customer deposits                                    (417,025)       341,087
        Other payables and accrued expenses                   127,735     (1,013,729)
        Income tax payable                                    (11,242)        15,083
        Other taxes payable                                   (34,405)        16,621
                                                          -----------    -----------

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES          (270,039)      (219,063)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property, plant and equipment              (126,227)       (67,897)
   Proceeds from disposal of other investments                     --         60,386
   Cash increase due to reverse acquisition by Slait               --      2,356,978
                                                          -----------    -----------

NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES          (126,227)     2,349,467
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments from/(Advances to) stockholders                 (51,023)        53,197
   (Repayments to)/Advances from stockholders                  (9,761)        50,826
   Repayment from amount due from related company                  --        160,547
   Repayment of short-term bank loan                               --     (1,449,275)
                                                          -----------    -----------

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES           (60,784)    (1,184,705)
                                                          ===========    ===========

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS         (457,050)       945,699

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                993,100         47,401
                                                          -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                  $   536,050    $   993,100
                                                          ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   INTEREST PAID                                                   --          2,277
   INCOME TAX PAID                                              8,320          9,392


          See accompanying notes to consolidated financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Beijing Slait Science & Technology Development Limited Co. ("Slait") was established in the People's Republic of China (the "PRC") on January 25, 1998 as a limited liability company. Slait commenced operations in May 1998. Slait was beneficially owned by three individual PRC citizens, namely Yi He, Hongkeung Lam and Jing Zeng. Slait has been granted a ten years operation period which can be extended with approvals from relevant PRC authorities.

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

Subsequent to the reverse acquisition, the principal activities of Slait have been shifted to FTCL gradually. The principal activities of the Company are the development and sale of network software system, provision of enterprise application system integration services in the PRC. As a significant part of system integration services, the Company is also engaged in the sale of computer hardware.

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of Forlink and its wholly owned subsidiaries, namely, Slait and FTCL. All material intercompany transactions have been eliminated.

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES - CONTINUED

STOCK BASED COMPENSATION

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", but applies Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Under APB No. 25, when the exercise price of employee stock options equals the market price fo the underlying stock on the date of grant, no compensation expense is recognised.

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

Exchange rates between US$ and RMB are fairly stable during the years presented. The rates ruling as of December 31, 2002 and 2001 are US$1: RMB8.28 and US$1:
RMB8.28, respectively. Due to the stability of the exchange rates, there were no net adjustments in stockholders' equity.

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

PROPERTY, PLANT, EQUIPMENT AND DEPRECIATION

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follows:

                                                            ESTIMATED
                                                           USEFUL LIFE
                                                            (IN YEARS)
                                                         ---------------
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

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company measures fair value based on quoted market prices or based on discounted estimates of future cash flows.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes". Under SFAS No. 109, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

NET EARNINGS PER COMMON SHARE

The Company computes net earnings per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net earnings per share is computed by dividing the net earnings available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings per share gives effect to common stock equivalents, however, 1,337,000 shares of options are excluded as their effect is anti-dilutive.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments approximate their fair values as of December 31, 2002 and 2001 because of the relatively short-term maturity of these instruments.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customer's credit worthiness or other matters affecting the collectibility of amounts due from such customers, could have a material affect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The Company adopted the disclosure requirements of this interpretation on December 31, 2002. The recognition provisions of the interpretation are applicable only to guarantees issued or modified after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation, as outlined in SFAS No. 123, "Accounting for Stock-Based Compensation". This statement also amends the financial statement disclosure requirements relating to stock-based compensation. The Company currently has no plans to adopt the fair value method of accounting for stock-based compensation.

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 3 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of the customers' financial condition and the Company generally does not require collateral.

Senior management reviews accounts receivable from time to time to determine if any receivables will potentially be uncollectible. The Company include any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, no allowance for doubtful accounts as of December 31, 2002 is required.


NOTE 4 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

                                                  DECEMBER 31,      DECEMBER 31,
                                                      2002              2001
                                                  ------------      ------------
Other receivables                                 $     13,968      $     68,173
Deposits                                                59,479           129,960
Prepayments                                             83,293            22,645
                                                  ------------      ------------
                                                  $    156,740      $    220,778
                                                  ============      ============

NOTE 5 - INVENTORIES

                                                 DECEMBER 31,       DECEMBER 31,
                                                     2002               2001
                                                 ------------       ------------
Computer hardware                                $    454,131       $     49,987
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

As of December 31, 2002 and December 31, 2001, the amounts due to stockholders represented amounts to be disbursed to the original owners of Slait in respect of the recapitalization mentioned in Note 1 and advances from stockholders.

As of December 31, 2002, amount due from stockholder represented travel advances to Mr. Yi He who is a director and stockholder of the Company.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET

                                                   DECEMBER 31,    DECEMBER 31,
                                                       2002            2001
                                                   ------------    ------------
Building                                           $    155,648    $    155,648
Computer and office equipment                           288,344         229,789
Motor vehicles                                          183,725         116,053
Leasehold improvements                                   35,880          35,880
                                                   ------------    ------------
                                                        663,597         537,370
Less: Accumulated depreciation                         (198,840)       (125,393)
                                                   ------------    ------------
                                                   $    464,757    $    411,977
                                                   ============    ============

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company. By a stockholders' resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. The building has been pledged as collateral for the mortgage loan granted to Mr. Yi He. The related mortgage still remains in the name of Mr. Yi He, however, the Company has agreed to pay Mr. Yi He amounts equal to the required mortgage payments. As of 31 December 2002, the amount of the mortgage loan is $62,067 ($69,996 as of December 31, 2001) and is included in "Amounts due to stockholders" on the balance sheet.

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

The Company accounted for the acquisition in accordance with SFAS No. 141 "Business Combinations", which resulted in the recognition of goodwill. Goodwill represents the excess of acquisition cost over the estimated fair value of net assets acquired as of August 27, 2001. The acquisition cost is based upon a value of $0.34 per share, the closing price of Forlink's common stock on January 11, 2001 (date of the agreement of Plan of Reorganization), plus a value of $0.15 per option determined using a Black Scholes model on January 11, 2001.

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

As the acquisition was completed after June 30, 2001, no amortization of goodwill was necessary in accordance with SFAS No. 142 "Goodwill and other Intangible Assets".

During the quarter ended June 30, 2002, the Company completed the first step of the transitional goodwill impairment test (i.e. comparing the carrying amount of the net assets, including goodwill, with the fair value of the Company as of January 1, 2002). Based on the results of the first step of the test, the Company believes that there was no impairment of goodwill as of January 1, 2002.

However, in the quarter ended June 30, 2002, the closing trading price of the Company's common stock had fallen to $0.05 per share, which indicated that there might be a potential impairment of goodwill since the beginning of the fiscal year. Therefore, the Company performed an additional impairment test as of June 30, 2002. As a result of the impairment test performed, which was based on the fair value of the Company as determined by the trading price of the Company's common stock, an impairment of $5,308,760 was recorded in the quarter ended 30 June 2002. As the closing trading price of the Company's common stock as of December 31, 2002 had fallen to $0.04 per share, a total impairment of $6,966,546 was recorded for the year ended December 31, 2002.

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 9 - OTHER PAYABLES AND ACCRUED EXPENSES

                                                    DECEMBER 31,    DECEMBER 31,
                                                        2002            2001
                                                    ------------    ------------
Other payables                                      $     52,358    $     33,826
Accrued salaries & wages                                 156,395          66,757
Other accrued expenses                                    63,665          44,100
                                                    ------------    ------------
                                                    $    272,418    $    144,683
                                                    ============    ============

NOTE 10 - INCOME TAX

According to the relevant PRC tax rules and regulations, Slait and FTCL, being recognised New Technology Enterprises operating within a New and High Technology Development Zone, are entitled to an Enterprise Income Tax ("EIT") rate of 15%.

Income tax represents current PRC income tax which is calculated at the statutory income tax rate of 15% on the assessable income for the year ended December 31, 2002.

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

The provision for income tax consisted of:

                                                    DECEMBER 31,    DECEMBER 31,
                                                        2002            2001
                                                    ------------    ------------
Current PRC corporate income tax                    $      5,546   $     24,475
Deferred tax                                                  --             --
                                                    ------------   ------------
Provision for income tax                            $      5,546   $     24,475
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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASE COMMITMENT

During the years ended December 31, 2002 and 2001, the Company incurred lease expenses amounting to $313,002 and $279,191 respectively. As of December 31, 2002 and 2001, the Company had commitments under non-cancellable operating leases expiring in one year amounting to $54,945 and $36,964 respectively. Rental payments for each of the succeeding period are:

                                                     DECEMBER 31,   DECEMBER 31,
                                                         2002           2001
                                                     ------------   ------------
January 1, 2002 to December 31, 2002                 $         --   $     36,964
January 1, 2003 to December 31, 2003                       54,945             --
                                                     ------------   ------------

                                                     $     54,945   $     36,964
                                                     ============   ============

NOTE 13 - STOCK PLAN

On June 1, 2000, the Company adopted a plan of stock-based compensation incentives for selected eligible participants who are the staff and consultants of Forlink. This plan is known as the "Forlink Software Corporation, Inc. Stock Plan" ("the Plan"). The total number of shares of common stock reserved for issuance by Forlink either directly as stock awards or underlying options granted under this Plan shall not be more than 1,600,000. Under the terms of this Plan, options can be issued to purchase shares of Forlink's common stock. The Board of Directors shall determine the terms and conditions of each option granted to eligible participants, which terms shall be set forth in writing. The terms and conditions so set by the Board of Directors may vary from one eligible participant to another.

The Company will account for the options issued to employees using the intrinsic value method of accounting prescribed by the Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees".

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 13 - STOCK PLAN - CONTINUED

The following table summarizes the activity on stock options under the Plan:

                                                                WEIGHTED AVERAGE
                                            NUMBER OF SHARES     EXERCISE PRICE
                                            ----------------    ----------------
Outstanding at December 31, 2000               1,337,000              $1.00
Granted                                        1,968,000              $2.28
Exercised                                              0                  0
Forfeited or Cancelled                           631,000              $5.00
Outstanding at December 31, 2001               1,337,000              $1.00
Outstanding at December 31, 2002               1,337,000              $1.00

All outstanding options at December 31, 2002 and December 31, 2001 are exercisable.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Forlink re-priced 337,000 stock options on September 21, 2000, and reduced the exercise price to $1 per share, the then-current market price of the stock. Under the Interpretation, the options are accounted for as variable from September 21, 2000 until the options are exercised, forfeited or expire unexercised. Since September 21, 2000, the market price of the Forlink's stock decreased to a level lower than the exercise price. Accordingly, there are no effects of adopting the Interpretation for the year ended December 31, 2002.

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

On August 22, 2000, 100,000 shares of common stock were issued to the Consultant. The market value as of that date was $3.00 per share. Expense is recorded based on the fair value of the stock at grant date and recognized over the service period of the contract. On September 21, 2000, the terms of the agreement were changed to issue 500,000 options at $1. Up to date, the options have not been issued to the Consultant. The value of the options was being recognized as expense over the service period of the contract. However, as of September 30, 2002, the Company determined that it was no longer utilising the services provided by Netreach Studios, Ltd. as described in the contract, and therefore expensed the remaining value of the stock and options issued during the quarter ended September 30, 2002. Compensation expense of $186,722 was recognised during the year ended December 31, 2002.

On August 16, 2002, the Company established a plan of stock-based compensation incentives for selected eligible participants of the Company and its affiliated corporations. This plan is known as the "Forlink Software Corporation, Inc. 2002 Stock Plan" ("the Plan"). The total number of shares of common stock reserved for issuance by Forlink either directly as stock awards or underlying options granted under this Plan shall not be more than 8,000,000. Under the terms of this Plan, options can be issued to purchase shares of Forlink's common stock. The Board of Directors shall determine the terms and conditions of each option granted to eligible participants, which terms shall be set forth in writing. The terms and conditions so set by the Board of Directors may vary from one eligible participant to another. As of the latest practicable date, March 3, 2003, no shares or options have been issued under this Plan.

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 14 - BANK GUARANTEE

On July 9, 2002, the Company provided a bank letter of guarantee to a customer in the amount of $1,362,461 to secure a system integration contract. As security for the bank letter of guarantee, a cash deposit of $396,278 placed at the bank and a Letter of Undertaking of $996,183 issued to the Bank by a third party company, whose business is the provision of guarantees to unrelated parties. To secure the Letter of Undertaking, motor vehicles with a total carrying value of $114,608 and 50% of the registered capital of FTCL amounting to $500,000 were pledged to the third party company.

The system integration project was completed in November 2002 and the bank letter of guarantee and Letter of Undertaking were withdrawn and all assets so pledged were released on November 30, 2002.

NOTE 15 - CONCENTRATION OF A CUSTOMER

During the year, Customer A accounted for more than 10% of total sales:

                                                      YEAR ENDED DECEMBER 31,
                                                      2002              2001
                                                   ----------        ----------
Net sales derived from Customer A                  $8,229,159        $4,097,560
                                                   ==========        ==========

% to total net sales                                       88%               80%
                                                   ==========        ==========

Account receivable from Customer A                    952,244             9,517
                                                   ==========        ==========

% to total accounts receivable                             92%                5%
                                                   ==========        ==========

NOTE 16 - PRO-FORMA INFORMATION

The following table reflects the results of operations on a pro forma basis as if the acquisition had occurred at the beginning of the respective periods shown.

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                       2001
                                                                   ------------
                                                                    (UNAUDITED)
Net sales                                                          $  5,380,124
                                                                   ============

Net loss                                                           $   (358,629)
                                                                   ============

Loss per share - basic and diluted                                 $         --
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

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 17 - SUBSEQUENT EVENT

On February 20, 2003, the Company purchased back 4,300,000 and 4,000,000 shares of the Company's own common stock from two stockholders respectively, at a consideration of US$0.026 per share. These transactions were financed by loans from major stockholders of the Company.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

As of December 31, 2002 and as of the date of filing this report, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors were, and are, as follows:

Name               Age     Position                                       Director Since
---------------    ---     -------------------------------------------    --------------
Yi He              36      President and Director                          August 2001

Xiaoxia Zhao       38      Chairman, Secretary, Treasurer, Chief          November 1999
                           Executive Officer, Chief Financial Officer,
                           Chief Accounting Officer and Director

Honkeung Lam       50      Director                                        August 2001

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

Xiaoxia Zhao has been Chairman, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director of the Company since August 2001. From November 1999 until August 2001, Mr. Zhao was Chairman, President, Chief Technical Officer and Director of the Company. During the period from January 1998 until October 1998, he was Vice President and Chief Technical Officer of GBS InfoTech Co. From August 1997 to January 1998, he was Chief Engineer and in charge of technology management and the system integration department of Beijing Long Ma Software Development Co., Ltd. From 1996 until 1997, he was the leading engineer in charge of the Yahoo!Japan operation and support. During the period from 1991 to 1996, he was a System Engineer with the Japan Itochu Group CRC Research Institute. Xiaoxia Zhao has a Master Degree in Computer Science.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that, during the year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders were in compliance with SEC regulations, except that Xiaoxia Zhao has not yet reported a sale of 11,000 shares in approximately July 2002 under Rule 144, and a sale of 174,375 shares of restricted common stock in a private transaction in November 2002, which the Company expects will be reported late on Form 5.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information about compensation paid to, or accrued for the benefit of the Company's officers and directors during the years ended December 31, 2002, 2001, and 2000. None of the Company's directors or executive officers earned more than $100,000 during the years ended December 31, 2002, 2001, and 2000.

                           Summary Compensation Table

                                                                    Annual Compensation
                                                           --------------------------------------
                  (a)                         (b)            (c)           (d)            (e)
                 Name                        Year                                        Other
                  And                       Ended                                       Annual
               Principal                   December        Salary         Bonus      Compensation
               Position                       31             ($)           ($)            ($)
--------------------------------------     --------        -------        -----      ------------
Yi He, President & Director                  2002          $27,108         -0-            -0-
                                             2001          $ 6,155         -0-            -0-
                                             2000            N/A           N/A            N/A

Xiaoxia Zhao, Chief Executive Officer,       2002          $29,819         -0-            -0-
Chairman, Secretary, Treasurer, Chief        2001          $21,826         -0-            -0-
Financial and Accounting Officer             2000          $19,955         -0-            -0-

                                                  Long Term Compensation
                                         ----------------------------------------
                                                    Awards                Payouts
                                         --------------------------       -------
            (a)                 (b)          (f)            (g)             (h)           (i)
           Name                 Year     Restricted                                       All
            And                Ended        Stock          Shares          LTIP          Other
         Principal            December    Award(s)       Underlying       Payouts     Compensation
         Position                31          ($)          Options           ($)           ($)
---------------------------   --------   ----------      ----------       -------     ------------
Yi He, President & Director     2002         -0-            -0-             -0-           -0-
                                2001         -0-            -0-             -0-           -0-
                                2000         N/A            N/A             N/A           N/A

Xiaoxia Zhao, Chief             2002         -0-            -0-             -0-           -0-
Executive Officer,              2001         -0-            -0-             -0-           -0-
Chairman, Secretary,            2000         -0-            -0-             -0-           -0-
Treasurer, Chief Financial
and Accounting Officer

Because no options, stock appreciation rights or Long-Term Incentive Plans have been granted to any of the executive officers, the information and tables otherwise required by this Item which relate to such forms of compensation have been omitted.

EMPLOYMENT CONTRACTS

There are no formal employment agreements with any of the Company's executive officers.

COMPENSATION OF DIRECTORS

No compensation was paid by the Company to its Directors for any service provided as a Director during the year ended December 31, 2002. There are no other formal or informal understandings or arrangements relating to compensation; however, Directors may be reimbursed for all reasonable expenses incurred by them in conducting the Company's business. These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage.

EMPLOYEE BENEFIT AND CONSULTING SERVICES COMPENSATION PLANS

As of December 31, 2002, the Company had two Employee Benefit and Consulting Services Compensation Plans in effect:

1. On June 1, 2000, the Company adopted an employee benefit and consulting services compensation plan entitled the Forlink Software Corporation, Inc. Stock Plan. The plan covers up to 1,600,000 shares of common stock. The plan has not previously been approved by security holders.

2. On August 16, 2002, the Company adopted an employee benefit and consulting services compensation plan entitled the Forlink Software Corporation, Inc. 2002 Stock Plan. The plan covers up to 8,000,000 shares of common stock. The plan has not previously been approved by security holders.

Under each plan, the Company may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of the Company and its subsidiaries. The purpose of each plan is to promote the best interests of the Company and its shareholders by providing a means of non-cash remuneration to eligible participants who contribute to operating progress and earning power of the Company. Each plan is administered by the Company's Board of Directors or a committee thereof which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payment which the Company or its subsidiaries is liable if a direct issue of stock and all other terms on which each option shall be granted.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 17, 2003, the stock ownership of each person known to the Company to be the beneficial owner of five percent (5%) or more of the Company's Common Stock, each executive officer and director individually and all executive and directors of the Company as a group.

                                     Amount and Nature     Percent Owned
                                       of Beneficial      Beneficially and
Name and Address of                      Ownership           of Record
  Beneficial Owner                        (1)(3)                (2)
---------------------------------    -----------------    ----------------
Xiaoxia Zhao *                            4,990,250             6.5%
231-2-501 Hui Xing Li
Chao Yang District
Beijing, China

Yi He *                                  25,800,000            33.6%
9/F Fang Yuan Mansion
No. 56 Zhongguancun South Rd Yi
Haidian District, Beijing, China

Honkeung Lam *                           10,500,000            13.7%
9/F Fang Yuan Mansion
No. 56 Zhongguancun South Rd Yi
Haidian District, Beijing, Chin

Jing Zeng                                 5,760,000             7.5%
9/F Fang Yuan Mansion
No. 56 Zhongguancun South Rd Yi
Haidian District, Beijing, China

All officers and directors of the        41,290,250            53.8%
Company as a group (three persons)

*    An officer and/or director of the Company.

(1) Unless otherwise indicated, all shares are directly owned and investing power is held by the persons named in the table.

(2)  Based upon 76,773,207 shares of Common Stock outstanding as of March 17,
     2003.

(3) All of the shares of Common Stock held by officers, directors and principal shareholders listed above are "restricted securities" and, as such, are subject to limitations on resale. The shares may be sold pursuant to Rule 144 of the Securities Act of 1933, as amended, under certain circumstances.

EQUITY COMPENSATION PLAN INFORMATION

         The following information concerning the Company's equity compensation plan is as of the end of the year ended December 31, 2002:

                                                                                            Number of securities
                                                                                            available for future
                                Number of securities to be                                  issuance under equity
                                  issued upon exercise of         Weighted-average            compensation plans
                                   outstanding options,      exercise price of options,     (excluding securities
                                    warrants and rights         warrants and rights        reflected in column (a))
        Plan category                       (a)                          (b)                         (c)
-----------------------------   --------------------------   --------------------------    ------------------------
Equity compensation plans
approved by security holders                N/A                          N/A                         N/A

Equity compensation plans not
approved by security holders             1,337,000                      $1.00                     7,819,793

Total                                    1,337,000                      $1.00                     7,819,793

As of December 31, 2002, the Company had two Employee Benefit and Consulting Services Compensation Plans in effect:

1. On June 1, 2000, the Company adopted an employee benefit and consulting services compensation plan entitled the Forlink Software Corporation, Inc. Stock Plan. The plan covers up to 1,600,000 shares of common stock. The plan has not previously been approved by security holders.

2. On August 16, 2002, the Company adopted an employee benefit and consulting services compensation plan entitled the Forlink Software Corporation, Inc. 2002 Stock Plan. The plan covers up to 8,000,000 shares of common stock. The plan has not previously been approved by security holders.

Under each plan, the Company may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of the Company and its subsidiaries. The purpose of each plan is to promote the best interests of the Company and its shareholders by providing a means of non-cash remuneration to eligible participants who contribute to operating progress and earning power of the Company. Each plan is administered by the Company's Board of Directors or a committee thereof which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payment which the Company or its subsidiaries is liable if a direct issue of stock and all other terms on which each option shall be granted.

See also Note 13 on page F-15 of the financial statements.

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

The Company, from time to time, received from or made repayment to Mr. Xiaoxia Zhao and Mr. Yi He who are stockholders and also the directors of the Company. The amounts due from/to stockholders do not bear any interest and do not have clearly defined term of repayment.

The building located in Chengdu was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company. By a stockholders' resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. The building has been pledged as collateral for the mortgage loan granted to Mr. Yi He. The related mortgage still remains in the name of Mr. Yi He, however the Company has agreed to pay Mr. Yi He amounts equal to the required mortgage payments. As of December 31, 2002, the amount of the mortgage loan is $62,067 and is included in "Amounts due to stockholders" on the balance sheet.

On February 20, 2003, the Company purchased back 4,300,000 and 4,000,000 shares of the Company's own common stock from two stockholders (Liang Che and Wei Song, respectively), at a consideration of US$0.026 per share. At the time of the repurchase, each stockholder owned over 5% of the outstanding common stock of the Company. These transactions were financed by loans from major stockholders of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
Number      Description
-------     -----------
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

Exhibit
Number      Description
-------     -----------
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

10.2 Forlink Software Corporation, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-8 (file no. 333-100645) filed October 21, 2002.)

(b)      Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2002.


ITEM 14. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures within 90 days prior to the date of filing of this Annual Report on Form 10-KSB. Management believes that the Company's current internal controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the appropriate time periods specified by the SEC, and that such information is accumulated and communicated to the Company's CEO and CFO as appropriate to allow timely decisions to be made regarding required disclosure. As of the date of filing of this report, there were no significant corrective actions taken by the Company or other changes made to these internal controls. Management of the Company does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FORLINK SOFTWARE CORPORATION, INC.

Dated:  March 28, 2003.

                                   By: /s/ Xiaoxia Zhao
                                       -----------------------------------------
                                       Xiaoxia Zhao, Chairman, Secretary,
                                       Treasurer and Chief Executive Officer and
                                       Chief Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   By: /s/ Xiaoxia Zhao
                                       -----------------------------------------
                                       Xiaoxia Zhao, Chairman, Secretary,
                                       Treasurer and Chief Executive Officer and
                                       Chief Financial and Accounting Officer

                                   Date: March 28, 2003


                                   By: /s/ Yi He
                                       -----------------------------------------
                                       Yi He, President and Director

                                   Date: March 28, 2003


                                   By: /s/ Honkeung Lam
                                       -----------------------------------------
                                       Honkeung, Director

                                   Date: March 28, 2003


                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Executive Officer and Chief Financial Officer of Forlink Software Corporation, Inc., that, to his knowledge, the Annual Report of the company on Form 10-KSB for the period ended December 31, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

March 28, 2003


/s/ Xiaoxia Zhao
-----------------------------------------------------------------
Xiaoxia Zhao, Chief Executive Officer and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Xiaoxia Zhao, Chief Executive Officer and Chief Financial Officer of Forlink Software Corporation, Inc., certify that:

         1. I have reviewed this annual report on Form 10-KSB of Forlink Software Corporation, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003

/s/ Xiaoxia Zhao
-----------------------------------------------------------------
Xiaoxia Zhao, Chief Executive Officer and Chief Financial Officer