Form 10QSB
period 2003-03-31
FORLINK SOFTWARE CORP INC
filed 2003-05-14
CIK 866458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from ________________ to ______________

               Commission file number: 0-18731


                       FORLINK SOFTWARE CORPORATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

                               NEVADA                                                     87-0438458
   (State or other jurisdiction of incorporation or organization)              (IRS Employer Identification No.)


        9F FANG YUAN MANSION, NO. 56, ZHONGGUANCUN SOUTH ROAD YI, HAIDIAN DISTRICT, BEIJING, CHINA
        ------------------------------------------------------------------------------------------
                              (Address of principal executive offices)

                                         011-8610 8802 6368
                                   -------------------------------
                                     (issuer's telephone number)

        ------------------------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 7, 2003, the issuer had 76,773,207 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                                     PAGE
                                                                                     ----
ITEM 1.  FINANCIAL STATEMENTS.

         Forlink Software Corporation, Inc. Unaudited
         Consolidated Condensed Financial Statements for
         the Three Months ended March 31, 2003 and 2002                               F-1

                Consolidated Balance Sheets
                December 31, 2002 (audited) and
                March 31, 2003 (unaudited)                                            F-2

                Consolidated Statements of Operations
                for the three months ended
                March 31, 2003 and 2002 (unaudited)                                   F-3

                Consolidated Statement of Stockholders'
                Equity (unaudited)                                                    F-4

                Consolidated Statements of Cash Flows
                for the three months ended
                March 31, 2003 and 2002 (unaudited)                                   F-5

                Notes to Consolidated Financial Statements (unaudited)             F-6 - F-11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.                                         2

ITEM 3.  CONTROLS AND PROCEDURES                                                       7

PART II - OTHER INFORMATION                                                            8


SIGNATURES                                                                             9

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.


                       FORLINK SOFTWARE CORPORATION, INC.
                        UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2003 AND 2002

                       FORLINK SOFTWARE CORPORATION, INC.

                           CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

                                                                                       MARCH 31,         DECEMBER 31,
                                                                                         2003               2002
                                                                                     -------------      -------------
                                                                                      (UNAUDITED)          (AUDITED)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                          $     581,144      $     536,050
  Accounts receivable                                                                      653,279          1,039,190
  Other receivables, deposits and prepayments (Note 3)                                     184,784            156,740
  Note receivable                                                                           96,039                 --
  Other taxes recoverable                                                                   10,795                 --
  Inventories (Note 4)                                                                     138,609            454,131
  Amount due from stockholder (Note 5)                                                      24,904             75,024
                                                                                     -------------      -------------

  Total current assets                                                                   1,689,554          2,261,135

Property, plant and equipment (Note 6)                                                     473,503            464,757
Goodwill (Note 7)                                                                        1,684,023          1,684,023
                                                                                     -------------      -------------

TOTAL ASSETS                                                                         $   3,847,080      $   4,409,915
                                                                                     =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                   $      64,336      $      97,202
  Amounts due to stockholders (Note 5)                                                     297,193            244,051
  Customer deposits                                                                        456,597            350,311
  Other payables and accrued expenses (Note 8)                                             232,184            272,418
  Income tax payable                                                                            --              3,841
  Other taxes payable                                                                           --             39,164
                                                                                     -------------      -------------

  Total current liabilities                                                              1,050,310          1,006,987
                                                                                     -------------      -------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, par value $0.001 per share; 100,000,000 shares authorized;
    85,073,207 and 85,073,207 shares issued and 76,773,207 and
          85,073,207 shares outstanding, respectively                                       85,073             85,073
  Treasury stock (Note 11)                                                                (215,800)                --
  Additional paid-in capital                                                             8,934,812          8,934,812
  Accumulated losses                                                                    (6,007,315)        (5,616,957)
                                                                                     -------------      -------------

  Total stockholders' equity                                                             2,796,770          3,402,928
                                                                                     -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $   3,847,080      $   4,409,915
                                                                                     =============      =============

           SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS.

                       FORLINK SOFTWARE CORPORATION, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


(EXPRESSED IN US DOLLARS)



                                                                THREE MONTHS ENDED MARCH 31,
                                                            ------------------------------------
                                                                  2003                2002
                                                            ---------------      ---------------
                                                              (UNAUDITED)          (UNAUDITED)
NET SALES                                                   $       725,836      $     2,456,025

COST OF SALES                                                      (515,603)          (1,729,664)
                                                            ---------------      ---------------

GROSS PROFIT                                                        210,233              726,361

SELLING EXPENSES                                                    (72,580)             (51,303)

GENERAL AND ADMINISTRATIVE EXPENSES                                (541,456)            (383,479)
                                                            ---------------      ---------------

OPERATING PROFIT/(LOSS)                                            (403,803)             291,579

INTEREST INCOME                                                         780                  830

OTHER INCOME, NET                                                    12,665               22,972
                                                            ---------------      ---------------

PROFIT/(LOSS) BEFORE INCOME TAX                                    (390,358)             315,381

PROVISION FOR INCOME TAX (NOTE 9)                                        --                   --
                                                            ---------------      ---------------

NET PROFIT/(LOSS)                                           $      (390,358)     $       315,381
                                                            ===============      ===============

EARNINGS PER SHARE - BASIC AND DILUTED                      $            --      $            --
                                                            ===============      ===============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                                 81,384,318           85,073,207
                                                            ===============      ===============


                       See accompanying notes to unaudited
                  consolidated condensed financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in US Dollars)

                                        COMMON STOCK
                                ---------------------------
                                                                                               RETAINED
                                                                               ADDITIONAL       PROFITS/         TOTAL
                                   NUMBER                       TREASURY        PAID-IN       (ACCUMULATED    STOCKHOLDERS'
                                  OF SHARE       AMOUNT          STOCK          CAPITAL          LOSSES)         EQUITY
                                ------------   ------------   ------------    ------------    ------------    -------------
Balance,
   December 31, 2000              59,430,000   $     59,430   $         --    $     71,609    $    276,957    $    407,966

Issuance of common stock in
   respect of reverse
   acquisition                    25,470,000         25,470             --       8,759,880              --       8,785,350

Return of capital to Slait's
   original owners                        --             --             --        (131,039)             --        (131,039)


Issuance of common
   stock in connection
   with compensation expenses        173,207            173             --          22,034              --          22,207

Consultant's compensation
   expenses                               --             --             --          25,606              --          25,606

Net income                                --             --             --              --         191,223         191,223
                                ------------   ------------   ------------    ------------    ------------    ------------

Balance,
   December 31, 2001              85,073,207   $     85,073   $         --    $  8,748,090    $    468,180    $  9,301,343

Consultant's
   compensation expenses                  --             --             --         186,722              --         186,722

Net loss for the
   year ended
   December 31, 2002                      --             --             --              --      (6,085,137)     (6,085,137)
                                ------------   ------------   ------------    ------------    ------------    ------------

Balance,
   December 31, 2002              85,073,207   $     85,073   $         --    $  8,934,812    $ (5,616,957)   $  3,402,928

Purchase back of
   common stock
   (Note 11)                              --             --       (215,800)             --              --        (215,800)

Net loss for the three
   months ended
   March 31, 2003                         --             --             --              --        (390,358)       (390,358)
                                ------------   ------------   ------------    ------------    ------------    ------------

Balance,
   March 31, 2003                 85,073,207   $     85,073   $   (215,800)   $  8,934,812    $ (6,007,315)   $  2,796,770
                                ============   ============   ============    ============    ============    ============


                       See accompanying notes to unaudited
                  consolidated condensed financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Decrease)/Increase in Cash and Cash Equivalents

(Expressed in US Dollars)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                  2003             2002
                                                                              -------------    -------------
                                                                               (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                                                           $    (390,358)   $     315,381
       Adjustments to reconcile net income
         to net cash provided by/(used in) operating activities
       Depreciation of property, plant and equipment                                 20,120           18,898
       Non-cash compensation expenses                                                    --           22,386
       Change in:
         Accounts receivable                                                        385,911         (487,152)
         Other receivables, deposits and prepayments                                (28,044)         (99,429)
         Note receivable                                                            (96,039)              --
         Other taxes recoverable                                                    (10,795)              --
         Inventories                                                                315,522         (238,604)
         Accounts payable                                                           (32,866)         153,248
         Customer deposits                                                          106,286          301,147
         Other payables and accrued expenses                                        (40,234)           1,540
         Income tax payable                                                          (3,841)          (6,615)
         Other taxes payable                                                        (39,164)         (67,877)
                                                                              -------------    -------------

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES                                 186,498          (87,077)
                                                                              -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property, plant and equipment                                    (28,866)         (82,739)
                                                                              -------------    -------------

NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES                                 (28,866)         (82,739)
                                                                              -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment from/(advances to) stockholders                                        50,120          (35,937)
    (Repayment to)/Advances from stockholders                                        53,142          (50,826)
    Purchase back of common stock                                                  (215,800)              --
                                                                              -------------    -------------

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES                                (112,538)         (86,763)
                                                                              -------------    -------------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                 45,094         (256,579)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    536,050          993,100
                                                                              -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $     581,144    $     736,521
                                                                              =============    =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Income tax paid                                                                   3,841            6,615



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


NOTE 2 - BASIS OF PRESENTATION

The accompanying financial data as of March 31, 2003 and 2002 and for the three months ended March 31, 2003 and 2002 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2002.

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

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2003 and 2002 and for the three months ended March 31, 2003 and 2002, have been made. The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

                                                       MARCH 31,         DECEMBER 31,
                                                          2002              2002
                                                     ---------------   ---------------
                                                       (UNAUDITED)        (AUDITED)
Other receivables                                    $        55,061   $        13,968
Deposits                                                      79,901            59,479
Prepayments                                                   49,822            83,293
                                                     ---------------   ---------------
                                                     $       184,784   $       156,740
                                                     ===============   ===============


NOTE 4 - INVENTORIES


                                                       MARCH 31,         DECEMBER 31,
                                                          2003              2002
                                                     ---------------   ---------------
                                                        (UNAUDITED)        (AUDITED)
Computer hardware                                    $       138,609   $       454,131
                                                     ===============   ===============


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

Amounts due from/to stockholders

The Company, from time to time, received from or made repayment to two major stockholders who also are the management of the Company. The amounts due from/to stockholders do not bear any interest and do not have clearly defined term of repayment.

As of March 31, 2003 and December 31, 2002, the amounts due to stockholders represented amount to be disbursed to the original owners of Slait in respect of the recapitalization mentioned in Note 1 and advances from stockholders.

As of March 31, 2003 and December 31, 2002, amount due from stockholder represented travel advances to Mr. Yi He who is a director and stockholder of the Company.


NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

                                                        MARCH 31,         DECEMBER 31,
                                                          2003                2002
                                                     ---------------    ---------------
                                                       (UNAUDITED)         (AUDITED)
Building                                             $       155,648    $       155,648
Computer and office equipment                                301,335            288,344
Motor vehicles                                               199,600            183,725
Leasehold improvements                                            --             35,880
                                                     ---------------    ---------------

                                                             656,583            663,597
Less: Accumulated depreciation                              (183,080)          (198,840)
                                                     ---------------    ---------------
                                                     $       473,503    $       464,757
                                                     ===============    ===============


The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company. By a stockholders' resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. The building has been pledged as collateral for the mortgage loan granted to Mr. Yi He. The related mortgage still remains in the name of Mr. Yi He, however the Company has agreed to pay Mr. Yi He amounts equal to the required mortgage payments. As of March 31, 2003, the amount of the mortgage loan is $60,022 ($62,067 as of December 31, 2002) and is included in "Amounts due to stockholders" on the balance sheet.

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 7 - GOODWILL

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

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 7 - GOODWILL - CONTINUED

However, in the quarter ended June 30, 2002, the closing trading price of the Company's common stock had fallen to $0.05 per share, which indicated that there might be a potential impairment of goodwill since January 1, 2002. Therefore, the Company performed an additional impairment test as of June 30, 2002. As a result of the impairment test performed, which was based on the fair value of the Company as determined by the trading price of the Company's common stock, an impairment of $5,308,760 was recorded in the quarter ended 30 June 2002. As the closing trading price of the Company's common stock as of December 31, 2002 had fallen to $0.04 per share, a total impairment of $6,966,546 was recorded for the year ended December 31, 2002.


NOTE 8 - OTHER PAYABLES AND ACCRUED EXPENSES

                                                        March 31,        December 31,
                                                           2003             2002
                                                     ---------------   ---------------
                                                        (Unaudited)       (Audited)
Other payables                                       $        54,203   $        52,358
Accrued salaries & wages                                      81,190           156,395
Other accrued expenses                                        96,791            63,665
                                                     ---------------   ---------------
                                                     $       232,184   $       272,418
                                                     ===============   ===============


NOTE 9 - INCOME TAX

According to the relevant PRC tax rules and regulations, Slait and FTCL, being recognized New Technology Enterprises operating within a New and High Technology Development Zone, are entitled to an Enterprise Income Tax ("EIT") rate of 15%.

Income tax represents current PRC income tax which is calculated at the statutory income tax rate of 15% on the assessable income for the three months ended March 31, 2003.

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

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 9 - INCOME TAX - CONTINUED

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and State Tax Bureau respectively, FTCL, being a recognized New Technology Enterprise is eligible to full exemption from EIT for the fiscal year 1999, 2000, 2001 and 2002. The Company is also eligible to 50% EIT reduction for the fiscal year 2003, 2004 and 2005.


NOTE 10 - CONCENTRATION OF A CUSTOMER

During the period, Customer A accounted for more than 10% of total sales:

                                                        THREE MONTHS ENDED MARCH 31,
                                                          2003               2002
                                                     ---------------    ---------------
                                                       (UNAUDITED)         (UNAUDITED)
Net sales derived from Customer A                    $       697,546    $     2,255,262
                                                     ===============    ===============

% to total net sales                                              95%                92%
                                                     ===============    ===============

Account receivable from Customer A                   $       618,879    $       526,792
                                                     ===============    ===============

% to total accounts receivable                                    95%                76%
                                                     ===============    ===============


NOTE 11 - PURCHASE BACK OF COMMON STOCK

On February 20, 2003, the Company purchased back 4,300,000 and 4,000,000 shares of the Company's own common stock from two stockholders respectively, at a consideration of US$0.026 per share. These transactions were financed by loan from a stockholder of the Company and the Company's cash at bank.

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

However, in the quarter ended June 30, 2002, the closing trading price of the Company's common stock had fallen to $0.05 per share, which indicated that there might be a potential impairment of goodwill since January 1, 2002. Therefore, the Company performed an additional impairment test as of June 30, 2002. As a result of the impairment test performed, which was based on the fair value of the Company as determined by the trading price of the Company's common stock, an impairment of $5,308,760 was recorded. As the closing trading price of the Company's common stock as of December 31, 2002 had fallen to $0.04 per share, a total impairment of $6,966,546 was recorded for the year ended December 31, 2002.

RESULTS OF OPERATIONS

Three months ended March 31, 2003 compared to three months ended March 31, 2002:

                                               March 31, 2003         March 31, 2002
                                               --------------         --------------
     Net sales                                 $      725,836         $    2,456,025

Net sales were derived from network system integration services, computer hardware sales and Forlink brand "For- Series" network software system sales.

Net sales were $725,836 for the three months ended March 31, 2003, down from $2,456,025 for the same period of last year. During the three months ended March 31, 2003, the Company completed four system development and integration contracts. These four contracts contributed revenue of $702,377 to the Company and they were entered into with Beijing Mobile Communication Company ("BMCC"). During the three months ended March 31, 2003, the Company completed a relative significant system integration contract of $454,500 (net of VAT) whereas the Company completed a system integration contract of $1,622,195 in the corresponding period in 2002.

Costs of sales were $515,603 and $1,729,664 for the three months ended March 31, 2003 and March 31, 2002, respectively. Cost of sales consisted principally of the cost of computer hardware sold, salary and other costs which were directly attributable to the cost of system integration services and other services rendered to customers. Cost of sales for the first quarter 2003 decreased by 70% over the corresponding quarter of 2002. The decrease in cost of sales was driven by the decrease in the purchases of computer related components from third parties and decrease in the level of sales. The decrease in costs of sales is in line with the decrease in sales.

Although net sales decreased, the Company was able to maintain a relatively stable gross profit ratio of 29%, compared to 30% for the corresponding period.

Selling expenses of $72,580 for the three months ended March 31, 2003 increased by $21,277 or 41% over the corresponding periods of 2002. The increase in selling expenses was attributable to the increase in the number of employees in the departments of sales and customers service. As well, the Company has increased staff salary to a competitive market level.

General and administrative ("G&A") expenses of $541,456 for the three months ended March 31, 2003 increased by $157,977 or 41% over the corresponding period of 2002. Included in the G&A expenses for the quarter ended March 31, 2003 were rental charges of $66,499, building management fee of $1,506, depreciation charges of $14,039, salaries and staff welfare charges of $72,237, communication expenses of $6,179, traveling expenses of $4,592, market research expenses $72,464 and software and technology development expenses of $199,382 (comprised salaries of $177,348).

The increase in G&A expenses was mainly due to the continuous expansion of the business of the Company over the past few years. Rental charges, advertising expenses, market research expenses and salary and staff benefit expenses were therefore increased significantly. Additionally, in order to recruit experienced computer engineers/technicians, the Company has increased the salary of the management team as well as the staff's salary to a competitive market level.

For the three months ended March 31, 2003, the Company sustained a net loss of $390,358, compared to a net profit of $315,381 for the same period in 2002. The loss is mainly attributable to decrease in net sales and increase in G&A expenses. In order to explore more business opportunities, market research expenses of $72,464 was incurred for South China market research. Salary expenses for software and technology development increased by $72,548 compared with corresponding quarter due to increase in headcount.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2003, the Company used $28,866 to acquire plant and equipment. As of March 31, 2003, the Company had $581,144 cash on hand, and a working capital surplus of $639,244. However, due to the rapid growth of the Company, additional capital may be required. In order for the Company to meet its continuing cash requirements and to successfully implement its growth strategy, the Company will need to rely on growth of future revenue and/or will require additional financing. In the event additional financing is required, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

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

CONTRACTUAL OBLIGATIONS

As of March 31, 2003, the Company had commitments under non-cancelable operating leases expiring in excess of one year amounting to $100,953. Rental payments for each of the succeeding period are:

April 1, 2003 to March 31, 2004  $44,914
April 1, 2004 to March 31, 2005  $56,039

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

As of March 31, 2003 and December 31, 2002, the amounts due to stockholders represented amount to be disbursed to the original owners of Slait in respect of the recapitalization mentioned in Note 1 to the financial statements and advances from stockholders.

As of March 31, 2003 and December 31, 2002, amount due from stockholder represented travel advances to Mr. Yi He.

The building located in Chengdu was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company. By a stockholders' resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the SLAIT. The building has been pledged as collateral for the mortgage loan granted to Mr. Yi He. The related mortgage still remains in the name of Mr. Yi He, however the Company has agreed to pay Mr. Yi He amounts equal to the required mortgage payments. As of March 31, 2003, the amount of the mortgage loan is $60,022 ($62,067 as of December 31, 2002) and is included in "Amounts due to stockholders" on the balance sheet.

In the opinions of directors, except for the arrangements in connection with the purchase of the office in Chengdu, all the above transactions were negotiated at arm's length and entered into and executed under the normal course of business with no different from those which would be negotiated with a clearly independent party. With respect to the purchase of the office in Chengdu, if Mr. Yi He would not have been able to obtain a mortgage for the property, the Company may not have been able to obtain one on its own and the financial resources may not have been available for the Company to purchase the property outright.

REPURCHASE OF COMMON STOCK

On February 20, 2003, the Company repurchased an aggregate of 8,300,000 shares of the Company's own common stock from two former affiliates (4,300,000 shares from Liang Che and 4,000,000 shares from Wei Song), at a consideration of US$0.026 per share. These transactions were financed by a loan from a stockholder of the Company and the Company's cash on hand. The Company is holding these shares as treasury stock. As a result, the number of shares outstanding decreased from 85,073,207 to 76,773,207

RISK

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None.

ITEM 2. CHANGES IN SECURITIES

On February 20, 2003, the Company repurchased an aggregate of 8,300,000 shares of the Company's own common stock from two former affiliates (4,300,000 shares from Liang Che and 4,000,000 shares from Wei Song), at a consideration of US$0.026 per share. These transactions were financed by a loan from a stockholder of the Company and the Company's cash on hand. The Company is holding these shares as treasury stock. As a result, the number of shares outstanding decreased from 85,073,207 to 76,773,207

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

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

(b)        Reports on Form 8-K.

           The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 2003.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     FORLINK SOFTWARE CORPORATION, INC.


                                     By:       /s/ Xiaoxia Zhao
                                        ----------------------------------------
                                        Xiaoxia Zhao, Chief Executive Officer &
                                        Chief Financial Officer

Date: May 13, 2003



                            CERTIFICATION PURSUANT TO
                    18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Executive Officer and Chief Financial Officer of Forlink Software Corporation, Inc., that, to his knowledge, the Quarterly Report of the company on Form 10-QSB for the period ended March 31, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

May 13, 2003


/s/ Xiaoxia Zhao
----------------------------------------------------
Xiaoxia Zhao, Chief Executive Officer and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                    18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

May 13, 2003


/s/ Xiaoxia Zhao
----------------------------------------------------
Xiaoxia Zhao, Chief Executive Officer and Chief Financial Officer