Form 10QSB
period 2003-06-30
FORLINK SOFTWARE CORP INC
filed 2003-08-14
CIK 866458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                         For the quarterly period ended June 30, 2003

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         For the transition period from __________ to __________

                         Commission file number: 0-18731

                       FORLINK SOFTWARE CORPORATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

             NEVADA                                            87-0438458
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 8, 2003, the issuer had 76,773,207 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                                                 PAGE
                                                                                                 ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Forlink Software Corporation, Inc. Unaudited
         Consolidated Condensed Financial Statements for
         the Three and Six Months ended June 30, 2003 and 2002                                    F-1

                  Consolidated Balance Sheets
                  December 31, 2002 (audited) and
                  June 30, 2003 (unaudited)                                                       F-2

                  Consolidated Statements of Operations
                  for the three and six months ended
                  June 30, 2003 and 2002 (unaudited)                                              F-3

                  Consolidated Statement of Stockholders'
                  Equity (unaudited)                                                              F-4

                  Consolidated Statements of Cash Flows
                  for the six months ended
                  June 30, 2003 and 2002 (unaudited)                                              F-5

                  Notes to Consolidated Financial Statements (unaudited)                      F-6 - F-11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.                                                     2

ITEM 3.  CONTROLS AND PROCEDURES.                                                                  7

PART II - OTHER INFORMATION                                                                        8

SIGNATURES                                                                                         9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       FORLINK SOFTWARE CORPORATION, INC.
                        UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                       FOR THE THREE AND SIX MONTHS ENDED
                             JUNE 30, 2003 AND 2002

                       FORLINK SOFTWARE CORPORATION, INC.

                           CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

                                                                 JUNE 30,          DECEMBER 31,
                                                                  2003                2002
                                                               -----------         ------------
                                                               (UNAUDITED)           (AUDITED)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                    $   830,006         $   536,050
  Accounts receivable                                              933,334           1,039,190
  Other receivables, deposits and prepayments (Note 3)             184,112             156,740
  Note receivable                                                   96,039                   -
  Inventories (Note 4)                                              77,557             454,131
  Amount due from stockholder (Note 5)                              26,112              75,024
                                                               -----------         -----------

  Total current assets                                           2,147,160           2,261,135

Property, plant and equipment (Note 6)                             466,751             464,757
Goodwill (Note 7)                                                1,684,023           1,684,023
                                                               -----------         -----------

TOTAL ASSETS                                                   $ 4,297,934         $ 4,409,915
                                                               ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                             $   226,190         $    97,202
  Amounts due to stockholders (Note 5)                             241,998             244,051
  Customer deposits                                                193,964             350,311
  Other payables and accrued expenses (Note 8)                     163,238             272,418
  Income tax payable                                                61,524               3,841
  Other taxes payable                                               13,237              39,164
                                                               -----------         -----------

  Total current liabilities                                        900,151           1,006,987
                                                               -----------         -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, par value $0.001 per share;
    100,000,000 shares authorized; 85,073,207 and
    85,073,207 shares issued and 76,773,207 and
    85,073,207 shares outstanding, respectively                     85,073              85,073
  Treasury stock (Note 11)                                        (215,800)                  -
  Additional paid-in capital                                     8,934,812           8,934,812
  Accumulated losses                                            (5,406,302)         (5,616,957)
                                                               -----------         -----------

  Total stockholders' equity                                     3,397,783           3,402,928
                                                               -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 4,297,934         $ 4,409,915
                                                               ===========         ===========

See accompanying notes to unaudited consolidated condensed financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

                                              THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                            ------------------------------     ------------------------------
                                                2003              2002             2003              2002
                                            ------------      ------------     ------------      ------------
                                             (UNAUDITED)       (UNAUDITED)      (UNAUDITED)       (UNAUDITED)
NET SALES                                   $  5,824,768      $  1,276,923     $  6,550,604      $  3,732,948

COST OF SALES                                 (4,712,271)         (841,977)      (5,227,874)       (2,571,641)
                                            ------------      ------------     ------------      ------------

GROSS PROFIT                                   1,112,497           434,946        1,322,730         1,161,307

SELLING EXPENSES                                 (64,075)         (101,031)        (136,655)         (152,334)

GENERAL AND ADMINISTRATIVE EXPENSES             (389,101)         (436,494)        (930,557)         (819,973)

LOSS ON IMPAIRMENT OF GOODWILL                         -        (5,308,760)               -        (5,308,760)
                                            ------------      ------------     ------------      ------------

OPERATING PROFIT/(LOSS)                          659,321        (5,411,339)         255,518        (5,119,760)

INTEREST INCOME                                    1,939             1,934            2,719             2,764

OTHER INCOME, NET                                  1,277             5,074           13,942            28,046
                                            ------------      ------------     ------------      ------------

PROFIT/(LOSS) BEFORE INCOME TAX                  662,537        (5,404,331)         272,179        (5,088,950)

PROVISION FOR INCOME TAX (NOTE 9)                (61,524)           (1,705)         (61,524)           (1,705)
                                            ------------      ------------     ------------      ------------

NET PROFIT/(LOSS)                           $    601,013      $ (5,406,036)    $    210,655      $ (5,090,655)
                                            ============      ============     ============      ============

EARNINGS/(LOSS) PER SHARE
  - BASIC AND DILUTED                       $       0.01      $      (0.06)    $          -      $      (0.06)
                                            ============      ============     ============      ============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED               76,773,207        85,073,207       79,078,763        85,073,207
                                            ============      ============     ============      ============

See accompanying notes to unaudited consolidated condensed financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in US Dollars)

                                   COMMON STOCK                                      RETAINED
                              ----------------------                  ADDITIONAL      PROFITS/          TOTAL
                                NUMBER                   TREASURY      PAID-IN      (ACCUMULATED    STOCKHOLDERS'
                               OF SHARE     AMOUNT        STOCK        CAPITAL        LOSSES)          EQUITY
                              ----------   ---------   -----------   -----------   -------------    -------------
Balance,
   December 31, 2000          59,430,000   $  59,430   $         -   $    71,609   $     276,957    $     407,966

Issuance of common stock
   in respect of reverse
   acquisition                25,470,000      25,470             -     8,759,880               -        8,785,350

Return of capital to
   Slait's original owners             -           -             -      (131,039)              -         (131,039)

Issuance of common
   stock in connection
   with compensation
   expenses                      173,207         173             -        22,034               -           22,207

Consultant's compensation
   expenses                            -           -             -        25,606               -           25,606

Net income                             -           -             -             -         191,223          191,223
                              ----------   ---------   -----------   -----------   -------------    -------------

Balance,
   December 31, 2001          85,073,207   $  85,073   $         -   $ 8,748,090   $     468,180    $   9,301,343

Consultant's
   compensation expenses               -           -             -       186,722               -          186,722

Net loss for the
   year ended
   December 31, 2002                   -           -             -             -      (6,085,137)      (6,085,137)
                              ----------   ---------   -----------   -----------   -------------    -------------

Balance,
   December 31, 2002          85,073,207   $  85,073   $         -   $ 8,934,812   $  (5,616,957)   $   3,402,928

Purchase back of
   common stock
   (Note 11)                           -           -      (215,800)            -               -         (215,800)

Net profit for the six
   months ended
   June 30, 2003                       -           -             -             -         210,655          210,655
                              ----------   ---------   -----------   -----------   -------------    -------------

Balance,
   June 30, 2003              85,073,207   $  85,073   $  (215,800)  $ 8,934,812   $  (5,406,302)   $   3,397,783
                              ==========   =========   ===========   ===========   =============    =============

See accompanying notes to unaudited consolidated condensed financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase/(Decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                   ---------------------------------
                                                                       2003                2002
                                                                   -----------         -------------
                                                                    (UNAUDITED)         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                                                $   210,655         $  (5,090,655)
    Adjustments to reconcile net income/(loss) to net cash
     provided by/(used in) operating activities
      Depreciation of property, plant and equipment                     40,503                36,531
      Non-cash compensation expenses                                         -                42,972
      Loss on impairment of goodwill                                         -             5,308,760
      Change in:
        Accounts receivable                                            105,856              (362,252)
        Other receivables, deposits and prepayments                    (27,372)               37,258
        Note receivable                                                (96,039)                    -
        Inventories                                                    376,574              (139,115)
        Accounts payable                                               128,988                57,476
        Customer deposits                                             (156,347)             (155,667)
        Other payables and accrued expenses                           (109,180)                  760
        Income tax payable                                              57,683                (4,910)
        Other taxes payable/recoverable                                (25,927)              (82,408)
                                                                   -----------         -------------

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES                    505,394              (351,250)
                                                                   -----------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property, plant and equipment                         (42,497)             (101,905)
                                                                   -----------         -------------

NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES                    (42,497)             (101,905)
                                                                   -----------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment from/(Advances to) stockholders                             48,912               (36,786)
  (Repayment to)/Advances from stockholders                             (2,053)               (8,750)
  Purchase back of common stock                                       (215,800)                    -
                                                                   -----------         -------------

NET CASH PROVIDE BY/(USED IN) FINANCING ACTIVITIES                    (168,941)              (45,536)
                                                                   ===========         =============

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                   293,956              (498,691)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       536,050               993,100
                                                                   -----------         -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $   830,006         $     494,409
                                                                   ===========         =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income tax paid                                                    $     3,841         $       6,615
                                                                   ===========         =============

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial data as of June 30, 2003 and 2002 and for the three and six months ended June 30, 2003 and 2002 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2002.

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

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2003 and 2002 and for the three and six months ended June 30, 2003 and 2002, have been made. The results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

                                       JUNE 30,       DECEMBER 31,
                                         2003             2002
                                      ----------      ------------
                                      (UNAUDITED)       (AUDITED)
Other receivables                     $   41,979       $   13,968
Deposits                                  86,045           59,479
Prepayments                               56,088           83,293
                                      ----------       ----------

                                      $  184,112       $  156,740
                                      ==========       ==========

NOTE 4 - INVENTORIES

                                        JUNE 30,       DECEMBER 31,
                                          2003             2002
                                      -----------      ------------
                                      (UNAUDITED)        (AUDITED)
Computer hardware                     $    77,557      $    454,131
                                      ===========      ============

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

As of June 30, 2003 and December 31, 2002, the amounts due to stockholders represented amount to be disbursed to the original owners of Slait in respect of the recapitalization mentioned in Note 1 and advances from stockholders.

As of June 30, 2003 and December 31, 2002, amount due from stockholder represented travel advances to Mr. Yi He who is a director and stockholder of the Company.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

                                                 JUNE 30,          DECEMBER 31,
                                                   2003               2002
                                                -----------        ------------
                                                (UNAUDITED)         (AUDITED)
Building                                        $   155,648        $   155,648
Computer and office equipment                       314,967            288,344
Motor vehicles                                      199,599            183,725
Leasehold improvements                                    -             35,880
                                                -----------        -----------

                                                    670,214            663,597
Less: Accumulated depreciation                     (203,463)          (198,840)
                                                -----------        -----------

                                                $   466,751        $   464,757
                                                ===========        ===========

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company. By a stockholders' resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. The building has been pledged as collateral for the mortgage loan granted to Mr. Yi He. The related mortgage still remains in the name of Mr. Yi He, however the Company has agreed to pay Mr. Yi He amounts equal to the required mortgage payments. As of June 30, 2003, the amount of the mortgage loan is $58,014 ($62,067 as of December 31, 2002) and is included in "Amounts due to stockholders" on the balance sheet.

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

NOTE 8 - OTHER PAYABLES AND ACCRUED EXPENSES

                                       JUNE 30,        DECEMBER 31,
                                         2003             2002
                                      ----------       ------------
                                      (UNAUDITED)        (AUDITED)
Other payables                        $   67,492        $   52,358
Accrued salaries & wages                  88,768           156,395
Other accrued expenses                     6,978            63,665
                                      ----------        ----------

                                      $  163,238        $  272,418
                                      ==========        ==========

NOTE 9 - INCOME TAX

According to the relevant PRC tax rules and regulations, Slait and FTCL, being recognized New Technology Enterprises operating within a New and High Technology Development Zone, are entitled to an Enterprise Income Tax ("EIT") rate of 15%.

Pursuant to an approval document dated October 22, 1998 issued by the Beijing Tax Bureau, Slait being a "New Technology Enterprise", is eligible to full exemption from PRC EIT for the period from February 1, 1999 to December 31, 2000. Pursuant to an approved document dated June 18, 2001 issued by the Beijing Tax Bureau, Slait is eligible to 50% tax reduction at the rate of 7.5% for PRC EIT for the period from January 1, 2001 to December 31, 2003.

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and State Tax Bureau respectively, FTCL, being a recognized New Technology Enterprise is eligible to full exemption from EIT for the fiscal year 1999, 2000, 2001 and 2002. The Company is also eligible to 50% EIT reduction at the rate of 7.5% for the fiscal year 2003, 2004 and 2005.

Income tax represents current PRC income tax which is calculated at the statutory income tax rate on the assessable income for the three and six months ended June 30, 2003.

The difference between the statutory rate and the effective rate relates principally to nondeductible expenses.

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 10 - CONCENTRATION OF A CUSTOMER

During the period, the following customers accounted for more than 10% of total sales:

                                                  THREE MONTHS ENDED JUNE 30,
                                                    2003                2002
                                                ------------        -----------
                                                 (UNAUDITED)        (UNAUDITED)
Net sales derived from Customer A               $ 5,811,234         $  839,954
                                                ===========         ==========

% to total net sales                                  99.77%             65.78%
                                                ===========         ==========

Net sales derived from Customer B               $         -         $  176,700
                                                ===========         ==========

% to total net sales                                      -              13.84%
                                                ===========         ==========

Net sales derived from Customer C               $         -         $  173,614
                                                ===========         ==========

% to total net sales                                      -              13.60%
                                                ===========         ==========

Account receivable from Customer A              $   909,454         $  501,452
                                                ===========         ==========

% to total accounts receivable                        97.44%             88.33%
                                                ===========         ==========

NOTE 11 - PURCHASE BACK OF COMMON STOCK

On February 20, 2003, the Company purchased back 4,300,000 and 4,000,000 shares of the Company's own common stock from two stockholders respectively, at a consideration of US$0.026 per share. These transactions were financed by the Company's cash at bank.

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

During the quarter ended June 30, 2003, the Company completed the first step of the transitional goodwill impairment test (i.e. comparing the carrying amount of the net assets, including goodwill, with the fair value of the Company as of January 1, 2002). Based on the results of the first step of the test, the Company believes that there was no impairment of goodwill as of January 1, 2002.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2003 compared to three months ended June 30, 2002 and six months ended June 30, 2003 compared to six months ended June 30, 2002:

---------------------------------------------------------------------------------------------------
                        Three months                              Six months
                           ended                                    ended
---------------------------------------------------------------------------------------------------
                       June 30, 2003        June 30, 2002        June 30, 2003        June 30, 2002
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Net sales               $ 5,824,768           $1,276,923           $6,550,604           $3,732,948
---------------------------------------------------------------------------------------------------

Net sales were derived from network system integration services, computer hardware sales and Forlink brand "For- Series" network software system sales.

Net sales were $5,824,768 and $6,550,604 for the three and six months ended June 30, 2003, up from $1,276,923 and $3,732,948 for the same periods of 2002. During the three months ended June 30, 2003, the Company completed four system development and integration contracts. These four contracts contributed revenue of $5,580,650 to the Company and they were entered into with Beijing Mobile Communication Company ("BMCC").

Cumulatively, during the six months ended June 30, 2003, the Company completed eight system development and integration contracts which contributed revenue of $6,283,027 to the Company. These eight contracts were entered into with BMCC.

Cost of sales were $4,712,271 and $841,977 for the three months ended June 30, 2003 and June 30, 2002, respectively. Cost of Sales were $5,227,874 and $2,571,641 for the six months ended June 30, 2003 and June 30, 2002, respectively. Cost of sales consisted principally of the cost of computer hardware sold, salary and other costs which were directly attributable to the cost of system integration services and other services rendered to customers. Cost of sales for the second quarter 2003 increased by 460% over the corresponding quarter of 2002. The increase in cost of sales was driven by increase in the level of sales. The increase in costs of sales is in line with the increase in sales. Comparing the six months ended June 30, 2003 with the corresponding period of last year, sales increased by $2,817,656 or 75% whereas cost of sales increased by $2,656,233 or 103%.

Selling expenses of $64,075 and $136,655 for the three and six months ended June 30, 2003 decreased by $36,956 or 37% and $15,679 or 10% over the corresponding periods of 2002. The decrease in selling expenses was mainly attributable to the decrease in advertising expenses. During the quarter ended June 30, 2002, $55,556 was used for a market research, advertising and marketing campaign.

General and administrative ("G&A") expenses of $389,101 and $436,494 for the three and six months ended June 30, 2003 decreased by $47,393 or 11% and increased by $110,584 or 13% over the corresponding periods of 2002. Included in the G&A expenses for the three month ended June 30, 2003 were rental charges of $69,472, building management fee of $10,425, depreciation charges of $13,568, salaries and staff welfare charges of $30,354, communication expenses of $18,005, traveling expenses of $3,050, software and technology development expenses of $204,491(comprised salaries of $169,959). During the quarter ended June 30, 2003, an overprovision of staff welfare of $63,820, which represented provision for staff welfare as of December 31, 2002, was credited to the G&A expenses. Excluding the credit effect of this reversal of overprovision, the total G&A expenses increased by 4% to $452,921.

The Company expanded its business continuously over the past few years. Rental charges, advertising expenses, market research expenses and salary and staff benefit expenses were therefore increased significantly. As a result of the efforts of the past few years, the Company currently has a team of experienced computer engineers/technicians. The Company's salary level of the management team and employees has been increased to a competitive market level.

For the three and six months ended June 30, 2003, the Company recorded a net profit of $601,013 and $210,655, compared to a net loss of $5,406,036 and $5,090,655 (included a loss on impairment of goodwill of $5,308,760) for the same periods in 2002. The increase in net profit is mainly attributed by the increase of revenue from core businesses.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2003, the Company used $42,497 to acquire plant and equipment. As of June 30, 2003, the Company had $830,006 cash on hand, and a working capital surplus of $1,247,009. However, due to the rapid growth of the Company, additional capital may be required. In order for the Company to meet its continuing cash requirements and to successfully implement its growth strategy, the Company will need to rely on growth of future revenue and/or will require additional financing. In the event additional financing is required, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

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

CONTRACTUAL OBLIGATIONS

As of June 30, 2003, the Company had commitments under non-cancelable operating leases expiring in excess of one year amounting to $283,834. Rental payments for each of the succeeding period are:

July 1, 2003 to June 30, 2004:     $ 227,795
July 1, 2004 to June 30, 2005:     $  56,039

RELATED PARTY TRANSACTIONS

On January 11, 2001, the Company entered into a Plan of Reorganization with Beijing Slait Science & Technology Development Limited Co. (hereinafter "SLAIT"), under the terms of which the Company acquired up to 100% of the outstanding equity of SLAIT. Pursuant to the Plan of Reorganization (the

"Plan"), in August 2001, the Company acquired 100% of the registered and fully paid-up capital of SLAIT in exchange for 59,430,000 shares of restricted common stock of the Company. Under the terms of the Plan, three former beneficial owners of SLAIT, Yi He, Honkeung Lam and Jing Zeng were issued 25,800,000, 10,500,000 and 5,760,000 of the Company's shares, respectively. Additionally, at closing all of the Company's officers and directors resigned with the exception of Xiaoxia Zhao who remains as an officer and director and Yi He was appointed as an officer and director and Honkeung Lam as director of the Company.

The Company, from time to time, received from or made repayment to Mr. Xiaoxia Zhao and Mr. Yi He who are stockholders and directors of the Company. The amounts due from/to stockholders do not bear any interest and do not have clearly defined terms of repayment.

As of June 30, 2003 and December 31, 2002, the amounts due to stockholders represented amount to be disbursed to the original owners of SLAIT in respect of the recapitalization mentioned in Note 1 to the financial statements and advances from stockholders.

As of June 30, 2003 and December 31, 2002, "amount due from stockholder" represented travel advances to Mr. Yi He.

The building located in Chengdu was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company. By a stockholders' resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the SLAIT. The building has been pledged as collateral for the mortgage loan granted to Mr. Yi He. The related mortgage still remains in the name of Mr. Yi He, however the Company has agreed to pay Mr. Yi He amounts equal to the required mortgage payments. As of June 30, 2003, the amount of the mortgage loan is $58,014 ($62,067 as of December 31, 2002) and is included in "Amounts due to stockholders" on the balance sheet.

In the opinions of directors, except for the arrangements in connection with the purchase of the office in Chengdu, all the above transactions were negotiated at arm's length and entered into and executed under the normal course of business with no difference from those which would be negotiated with a clearly independent party. With respect to the purchase of the office in Chengdu, if Mr. Yi He would not have been able to obtain a mortgage for the property, the Company may not have been able to obtain one on its own and the financial resources may not have been available for the Company to purchase the property outright.

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

ITEM 3. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed as of the end of the period covered by this periodic report on Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter to which this report relates, there were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

         31.1 Section 302 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

         31.2 Section 302 Certification by the Corporation's Chief Financial Officer. (Filed herewith).

         32.1 Section 906 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

         32.2 Section 906 Certification by the Corporation's Chief Financial Officer. (Filed herewith).

(b)      Reports on Form 8-K.

         On May 15, 2003, the Company filed a Current Report on Form 8-K to report the increase in the size of the Board from three to five directors, the appointment of two independent directors, changes to the management structure, and the announcement of a material contract.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FORLINK SOFTWARE CORPORATION, INC.

Date: August 14, 2003                 By:      /s/ Yi He
                                          --------------------------------------
                                           Yi He, Chief Executive Officer

Date: August 14, 2003                 By:      /s/ Xiaoxia Zhao
                                          --------------------------------------
                                           Xiaoxia Zhao, Chief Financial Officer

                                  EXHIBIT INDEX

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

         31.1 Section 302 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

         31.2 Section 302 Certification by the Corporation's Chief Financial Officer. (Filed herewith).

         32.1 Section 906 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

         32.2 Section 906 Certification by the Corporation's Chief Financial Officer. (Filed herewith).