Form 10QSB
period 2003-09-30
FORLINK SOFTWARE CORP INC
filed 2003-11-14
CIK 866458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

                For the quarterly period ended September 30, 2003

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from________________ to ______________

                Commission file number: 0-18731

                       FORLINK SOFTWARE CORPORATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

                 NEVADA                                   87-0438458
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
            or organization)

9F FANG YUAN MANSION, NO. 56, ZHONGGUANCUN SOUTH ROAD YI, HAIDIAN DISTRICT,
                                 BEIJING, CHINA
--------------------------------------------------------------------------------
                         (Address of principal executive offices)

                               011-8610 8802 6368
--------------------------------------------------------------------------------
                          (issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 3, 2003, the issuer had 76,773,207 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                                                          PAGE
                                                                                                        ---------
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Forlink Software Corporation, Inc. Unaudited
         Consolidated Condensed Financial Statements for
         the Three and Nine Months ended September 30, 2003 and 2002                                       F-1

                   Consolidated Balance Sheets
                   December 31, 2002 (audited) and
                   September 30, 2003 (unaudited)                                                          F-2

                   Consolidated Statements of Operations
                   for the three and nine months ended
                   September 30, 2003 and 2002 (unaudited)                                                 F-3

                   Consolidated Statement of Stockholders'
                   Equity (unaudited)                                                                      F-4

                   Consolidated Statements of Cash Flows
                   for the nine months ended
                   September 30, 2003 and 2002 (unaudited)                                                 F-5

                   Notes to Consolidated Financial Statements (unaudited)                               F-6 - F-12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.                                                               2

ITEM 3.  CONTROLS AND PROCEDURES.                                                                           13

PART II - OTHER INFORMATION                                                                                 14

SIGNATURES                                                                                                  15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                       FORLINK SOFTWARE CORPORATION, INC.
                        UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2003 AND 2002

                       FORLINK SOFTWARE CORPORATION, INC.

                           CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

                                                            SEPTEMBER 30,           DECEMBER 31,
                                                                2003                    2002
                                                            -------------           ------------
                                                             (UNAUDITED)              (AUDITED)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                 $   1,209,892           $    536,050
  Accounts receivable                                             822,026              1,039,190
  Other receivables, deposits and prepayments (Note 3)            182,917                156,740
  Note receivable (Note 4)                                        494,589                      -
  Inventories (Note 5)                                            140,052                454,131
  Amount due from stockholder (Note 6)                              2,174                 75,024
                                                            -------------           ------------
  Total current assets                                          2,851,650              2,261,135

Property, plant and equipment (Note 7)                            465,815                464,757
Goodwill (Note 8)                                               1,684,023              1,684,023
                                                            -------------           ------------
TOTAL ASSETS                                                $   5,001,488           $  4,409,915
                                                            =============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                          $     228,332           $     97,202
  Amounts due to stockholders (Note 6)                            239,717                244,051
  Customer deposits                                               255,620                350,311
  Other payables and accrued expenses (Note 9)                    146,959                272,418
  Income tax payable                                               10,140                  3,841
  Other taxes payable                                             161,364                 39,164
                                                            -------------           ------------
  TOTAL CURRENT LIABILITIES                                     1,042,132              1,006,987
                                                            -------------           ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, par value $0.001 per share;
    100,000,000 shares authorized; 85,073,207 and
    85,073,207 shares issued and 76,773,207 and
         85,073,207 shares outstanding, respectively               85,073                 85,073
  Treasury stock (Note 12)                                       (215,800)                     -
  Additional paid-in capital                                    8,934,812              8,934,812
  Accumulated losses                                           (4,844,729)            (5,616,957)
                                                            -------------           ------------
  Total stockholders' equity                                    3,959,356              3,402,928
                                                            -------------           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   5,001,488           $  4,409,915
                                                            =============           ============

See accompanying notes to unaudited consolidated condensed financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                        ---------------------------   ---------------------------
                                            2003           2002           2003          2002
                                        ------------   ------------   ------------   ------------
                                         (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
NET SALES                               $  1,199,507   $    751,974   $  7,750,111   $  4,484,922

COST OF SALES                                (48,717)      (430,042)    (5,276,591)    (3,001,683)
                                        ------------   ------------   ------------   ------------

GROSS PROFIT                               1,150,790        321,932      2,473,520      1,483,239

SELLING EXPENSES                             (73,691)       (38,567)      (210,346)      (190,901)

GENERAL AND ADMINISTRATIVE EXPENSES         (506,962)      (549,508)    (1,438,519)    (1,369,481)

  LOSS ON IMPAIRMENT OF GOODWILL                   -       (737,820)             -     (6,046,580)
                                        ------------   ------------   ------------   ------------

OPERATING PROFIT/(LOSS)                      570,137     (1,003,963)       824,655     (6,123,723)

INTEREST INCOME                                  808            454          3,527          3,218

OTHER INCOME, NET                              1,768          9,027         15,710         37,073
                                        ------------   ------------   ------------   ------------

PROFIT/(LOSS) BEFORE INCOME TAX              572,713       (994,482)       843,892     (6,083,432)

PROVISION FOR INCOME TAX (NOTE 9)            (10,140)             -        (71,664)        (1,705)
                                        ------------   ------------   ------------   ------------

NET PROFIT/(LOSS)                       $    562,573   $   (994,482)  $    772,228   $ (6,085,137)
                                        ============   ============   ============   ============

EARNINGS/(LOSS) PER SHARE
  - BASIC AND DILUTED                   $       0.01   $      (0.01)  $       0.01   $      (0.07)
                                        ============   ============   ============   ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED         76,773,207     85,073,207     78,310,244     85,073,207
                                        ============   ============   ============   ============

See accompanying notes to unaudited consolidated condensed financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

 (EXPRESSED IN US DOLLARS)

                                                   COMMON STOCK
                                  ---------------------------------------------                           RETAINED
                                    NUMBER     NUMBER OF    NUMBER OF                       ADDITIONAL    PROFITS/        TOTAL
                                   OF SHARES    SHARES      TREASURY              TREASURY    PAID-IN   (ACCUMULATED  STOCKHOLDERS'
                                    ISSUED    OUTSTANDING     STOCK     AMOUNT      STOCK     CAPITAL     LOSSES)        EQUITY
                                  ----------  -----------  ----------  --------  ---------  ----------  ------------  -------------
Balance, December 31, 2000        59,430,000   59,430,000           -  $ 59,430  $       -  $   71,609  $    276,957  $     407,966

Issuance of common stock in
 respect of reverse acquisition   25,470,000   25,470,000           -    25,470          -   8,759,880             -      8,785,350~

Return of capital to Slait's
 original owners                           -            -           -         -          -    (131,039)            -       (131,039)

Issuance of common stock
 in connection with
 compensation expenses               173,207      173,207           -       173          -      22,034             -         22,207

Consultant's compensation
 expenses                                  -            -           -         -          -      25,606             -         25,606

Net income                                 -            -           -         -          -           -       191,223        191,223
                                  ----------  -----------  ----------  --------  ---------  ----------  ------------  -------------
Balance, December 31, 2001        85,073,207   85,073,207           -  $ 85,073  $       -  $8,748,090  $    468,180  $   9,301,343

Consultant's compensation
 expenses                                  -            -           -         -          -     186,722             -        186,722

Net loss for the year ended
 December 31, 2002                         -            -           -         -          -           -    (6,085,137)    (6,085,137)
                                  ----------  -----------  ----------  --------  ---------  ----------  ------------  -------------
Balance, December 31, 2002        85,073,207   85,073,207           -  $ 85,073  $       -  $8,934,812  $ (5,616,957) $   3,402,928

Purchase back of common
 stock (Note 12)                           -   (8,300,000)  8,300,000         -   (215,800)          -             -       (215,800)

Net profit for the nine months
 ended September 30, 2003                  -            -           -         -          -           -       772,228        772,228
                                  ----------  -----------  ----------  --------  ---------  ----------  ------------  -------------
Balance, September 30, 2003       85,073,207   76,773,207   8,300,000  $ 85,073  $(215,800) $8,934,812  $ (4,844,729) $   3,959,356
                                  ==========  ===========  ==========  ========  =========  ==========  ============  =============

See accompanying notes to unaudited consolidated condensed financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase/(Decrease) in Cash and Cash Equivalents

 (EXPRESSED IN US DOLLARS)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                               -------------------------
                                                                  2003           2002
                                                               -----------   -----------
                                                               (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                                            $   772,228   $(6,085,137)
    Adjustments to reconcile net income/(loss) to net cash
      provided by/(used in) operating activities
      Depreciation of property, plant and equipment                 61,788        54,591
      Non-cash compensation expenses                                     -       186,722
      Loss on impairment of goodwill                                     -     6,046,580
      Change in:
        Accounts receivable                                        217,164      (326,687)
        Other receivables, deposits and prepayments                (26,177)     (418,765)
        Inventories                                                314,079      (155,657)
        Accounts payable                                           131,130        57,476
        Customer deposits                                          (94,691)      644,842
        Other payables and accrued expenses                       (125,459)       (2,040)
        Income tax payable                                           6,299        (6,615)
        Other taxes payable/recoverable                            122,200      (188,883)
                                                               -----------   -----------
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES              1,378,561      (193,573)
                                                               -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Advances for note receivable                                    (494,589)            -
  Acquisition of property, plant and equipment                     (62,846)     (109,604)
                                                               -----------   -----------
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES               (557,435)     (109,604)
                                                               -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment from/(Advances to) stockholders                         72,850         6,691
  (Repayment to)/Advances from stockholders                         (4,334)       (7,749)
  Cash deposit for bank guarantee                                        -      (396,278)
  Purchase back of common stock (Note 12)                         (215,800)            -
                                                               -----------   -----------
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES               (147,284)     (397,336)
                                                               -----------   -----------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS               673,842      (700,513)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   536,050       993,100
                                                               -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 1,209,892   $   292,587
                                                               ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income tax paid                                                $    65,365   $     6,615
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

As a result of the acquisition, the former owners of Slait hold a majority interest in the combined entity. Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a "reverse acquisition" whereby Slait is deemed to have purchased Forlink. However, Forlink remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes. The historical financial statements prior to August 28, 2001 are those of Slait. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Slait. Subsequent to the reverse acquisition, the principal activities of Slait have been shifted to Forlink Technologies Co., Ltd. ("FTCL") gradually.

On September 19, 2003, a wholly owned subsidiary, Beijing Slait Hua Xin Technology Co. Ltd. ("BSHX") was established in the PRC as a limited liability company. The registered capital of BSHX is $120,773 (RMB1,000,000). As of September 30, 2003, fully paid up capital was $36,232 (RMB300,000). BSHX has not commenced operations since the date of establishment.

Forlink and its wholly owned subsidiaries, namely, Slait, FTCL and BSHX are collectively referred to as "the Company" hereafter.

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

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial data as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2002.

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002, have been made. The results of operations for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

                        SEPTEMBER 30,    DECEMBER 31,
                            2003             2002
                        -------------    ------------
                         (UNAUDITED)      (AUDITED)
Other receivables       $      58,234    $     13,968
Deposits                      100,078          59,479
Prepayments                    24,605          83,293
                        -------------    ------------
                        $     182,917    $    156,740
                        =============    ============

NOTE 4 - NOTE RECEIVABLE

THE NOTE RECEIVABLE REPRESENTS SHORT-TERM CASH ADVANCES TO A THIRD PARTY CORPORATION. THE NOTE RECEIVABLE IS UNSECURED, INTEREST FREE AND REPAYABLE ON DEMAND.

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 5 - INVENTORIES

                     September 30,    December 31,
                         2003             2002
                     -------------    ------------
                      (Unaudited)      (Audited)
Computer hardware    $     140,052    $    454,131
                     =============    ============

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

As of September 30, 2003 and December 31, 2002, the amounts due to stockholders represented amount to be disbursed to the original owners of Slait in respect of the recapitalization mentioned in Note 1 and advances from stockholders.

As of September 30, 2003 and December 31, 2002, amount due from stockholder represented travel advances to Mr. Yi He who is a director and stockholder of the Company.


NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET

                                    September 30,   December 31,
                                        2003           2002
                                    -------------   ------------
                                     (Unaudited)      (Audited)
Building                            $     155,648   $    155,648
Computer and office equipment             335,316        288,344
Motor vehicles                            199,599        183,725
Leasehold improvements                          -         35,880
                                    -------------   ------------
                                          690,563        663,597
Less: Accumulated depreciation           (224,748)      (198,840)
                                    -------------   ------------
                                    $     465,815   $    464,757
                                    =============   ============

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET - CONTINUED

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company. By a stockholders' resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. The building has been pledged as collateral for the mortgage loan granted to Mr. Yi He. The related mortgage still remains in the name of Mr. Yi He, however the Company has agreed to pay Mr. Yi He amounts equal to the required mortgage payments. As of September 30, 2003, the amount of the mortgage loan is $55,732 ($62,067 as of December 31, 2002) and is included in "Amounts due to stockholders" on the balance sheet.

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


NOTE 9 - OTHER PAYABLES AND ACCRUED EXPENSES

                              September 30,    December 31,
                                  2003            2002
                              -------------    ------------
                               (Unaudited)       (Audited)
Other payables                $      28,716    $     52,358
Accrued salaries & wages             87,943         156,395
Other accrued expenses               30,300          63,665
                              -------------    ------------
                              $     146,959    $    272,418
                              =============    ============

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 10 - INCOME TAX

According to the relevant PRC tax rules and regulations, Slait and FTCL, being recognized as New Technology Enterprises operating within a New and High Technology Development Zone, are entitled to an Enterprise Income Tax ("EIT") rate of 15%.

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

Income tax represents current PRC income tax which is calculated at the statutory income tax rate on the assessable income for the three and nine months ended September 30, 2003.

NOTE 11 - CONCENTRATION OF A CUSTOMER

During the period, the following customers accounted for more than 10% of total sales:

                                         THREE MONTHS ENDED SEPTEMBER 30,
                                              2003                2002
                                        ------------------   -------------
                                           (UNAUDITED)        (UNAUDITED)
Net sales derived from Customer A       $        1,158,239   $     610,048
                                        ==================   =============
% to total net sales                                 96.56%          81.13%
                                        ==================   =============

                                                AS OF SEPTEMBER 30,
                                              2003              2002
                                        ------------------   -------------
Account receivable from Customer A      $          806,577   $     479,536
                                        ==================   =============
% to total accounts receivable                       98.12%          90.12%
                                        ==================   =============

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 12 - PURCHASE BACK OF COMMON STOCK

On February 20, 2003, the Company purchased back 4,300,000 and 4,000,000 shares of the Company's own common stock from two stockholders respectively, at a consideration of US$0.026 per share. These transactions were financed by the Company's cash at bank.

NOTE 13 - STOCK PLAN

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

In the quarter ended September 30, 2003, the Board of Directors determined to grant to the Company's employees 3,457,500 number of stock options to purchase the Company's shares of common stock, $0.001 par value, at an exercise price of $0.10 per share. Except for 800,000 number of stock options would be granted to an employee with 5 years vesting period, 2,657,500 number of stock options would be granted to employees with 3 years vesting period. As at the latest practicable date, November 7, 2003, the Company has not completed the documentation in respect of the options to be issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.

GENERAL

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. We have identified certain accounting policies related to revenue recognition, project and computer software development costs, impairment of long-lived assets and accounting for goodwill as critical to its business operations and the understanding of its results of operations.

Revenue Recognition

Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Details of revenue recognition policy are as follows:

Revenue from software sales is recognized when the related products are delivered and installed, and collection of sales proceeds is deemed probable and persuasive evidence of an arrangement exists.

Revenue from provision of system integration services and other related services are recognized when services are rendered in stages as separate identifiable phases of a project are completed and accepted by customers.

Software license revenue is recognized over the accounting periods cover the term of the relevant agreements.

The sale of computer hardware is recognized as revenue on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed.

Computer software development costs

Our policy on computer software research and development costs determines the timing of its recognition of certain development costs. In addition, this policy determines whether the cost is classified as software development expense or deferred software development costs or cost of service income. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or deferral.

We account for computer software development costs in accordance with SFAS No. 86 "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed". Accordingly, software development costs are expensed as incurred until technological feasibility in the form of a working model has been established. Deferred software development costs will be amortized over the estimated economic life of the software once the product is available for general release to customers. For the current products, the Company determined that technological feasibility was reached at the point in time it was available for general distribution. Therefore, no costs were capitalized.

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. We do not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, We measures fair value based on quoted market prices or based on discounted estimates of future cash flows.

Accounting for goodwill

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. This Statement changes the accounting for goodwill from an amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations ceased upon adoption of this Statement, which began with our fiscal year beginning January 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 is subject to immediate adoption of the Statement. As the Company's acquisition described in Note 1 to the financial statements was accounted for under SFAS 141 and the transition requirements of SFAS 142, the goodwill arising from such acquisition has never been amortized. We do not have any other goodwill or indefinite lived intangible assets.

During the quarter ended June 30, 2002, we completed the first step of the transitional goodwill impairment test (i.e. comparing the carrying amount of the net assets, including goodwill, with the fair value of us as of January 1,
2002). Based on the results of the first step of the test, we believe that there was no impairment of goodwill as of January 1, 2002.

However, in the quarter ended June 30, 2002, the closing trading price of our common stock had fallen to $0.05 per share, which indicated that there might be a potential impairment of goodwill since January 1, 2002. Therefore, we performed an additional impairment test as of June 30, 2002. As a result of the impairment test performed, which was based on the fair value of the Company as determined by the trading price of our common stock, an impairment of $5,308,760 was recorded. As the closing trading price of our common stock as of December 31, 2002 had fallen to $0.04 per share, a total impairment of $6,966,546 was recorded for the year ended December 31, 2002.

RESULTS OF OPERATION

OVERVIEW

On August 27, 2001, Forlink Software Corporation, Inc. completed the acquisition of Beijing Slait Science & Technology Development Limited Co. ("Slait"). We became a professional company that dedicates ourselves to software development and Information Technology services in the People's Republic of China (the "PRC" or "China"). We focus on providing OSS (Operation Support System) and NAS (Network Application Software) solutions and products for telecom industry customers and other information technology outsourcing services for corporate customers in the PRC. Our customers are primarily the major telecommunications carriers in China and their provincial subsidiaries, such as Beijing Mobile Communications Corporation. We conduct the bulk of our business through our wholly owned subsidiaries, Beijing Forlink Software Technologies Co. Ltd. ("FTCL") and Slait, which are both Chinese companies.

On September 19, 2003, a new wholly owned subsidiary Beijing Slait Hua Xin Technology Co. Ltd. ("BSHX") was established in the PRC as a limited liability company. The principle activities of BSHX are the provision of telecom value-added services in the PRC.

The consolidated financial statements include the financial statements of Forlink Software Corporation, Inc. and its three subsidiaries, which were mentioned above. All significant inter-company transactions and balance are eliminated in consolidation.

REVENUE

Our business includes Forlink brand "For-series" software system sales such as ForOSS, For-GMS, For-mail and their copyright licensing, "For-series" related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

                                  NINE MONTHS ENDED     NINE MONTHS ENDED      YEAR ENDED
                                    SEPTEMBER 30,         SEPTEMBER 30,       DECEMBER 31,
                                        2003                  2002                2002
Sales of For-series software            20.4%                  5.8%               6.5%

For-series related system
  integration                           79.6%                 94.2%              93.5%

Generally, we offer our products and services to our customers on a total-solutions basis, most of the contracts we undertake for our customers include revenue from hardware and software sales and professional services.

As indicated in the foregoing table, "For-series" software sales increased 14.6% as a percentage of total revenues from 5.8% for the nine months of 2002 to 20.4% in the corresponding period of 2003, which is mainly attributable to two software system development contracts in connection with ForOSS and For-TCS were completed and the corresponding revenue was recorded in the quarter ended September 30, 2003.

Major Revenue

Sales of Products

Revenue from sales of products consists mainly of revenue from hardware and proprietary software products sales. Normally, sales of hardware and proprietary software are in connection with total-solutions basis system integration contracts.

Service Revenue

Service revenue consists of the professional services we provide to our customers for network planning, design and systems integration, software development, modification and installation and related training services.

Software License Revenue

We generate revenue in the form of fees received from customers for licenses to use of our software products in an agreed period of time.

COSTS OF REVENUE

Our costs of revenue include hardware costs, software-related costs and salary and other costs, which were directly attributable to the costs of revenue. Hardware cost consists of computer hardware purchased from third parties. We recognize hardware costs in full upon delivery of the hardware to our customers. Software-related costs are primarily of paid to third-party software providers for the right to sublicense their products to our customers as part of our solutions offerings. The costs associated with creating and enhancing our proprietary software are classified as research and technology development expenses as incurred and are included in general and administrative expenses.

OPERATING EXPENSES

Operating expenses are comprised of selling expenses, software and technology development expenses and other general and administrative expenses.

Selling expenses include salary expenses for employees in our sales and marketing department, expenses incurred in our sales offices located in Shanghai, Guangzhou and Shenyang, PRC and third party advertising expenses.

Computer software research and development expenses relate to the development of new software and the enhancement and upgrading of existing software. We expense such costs as they are incurred.

We make bad debt provisions for accounts receivable balances based on management's assessment of their recoverability. In any event, we make bad debt provisions for all accounts receivable balances that are aged over one year. We include those bad debt provisions in general and administrative expenses.

TAXES

According to the relevant PRC tax rules and regulations, Slait and FTCL, being recognized New Technology Enterprises operating within a New and High Technology Development Zone (Beijing Zhongguancun Science Zone), are entitled to an Enterprise Income Tax ("EIT") rate of 15%.

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

Revenue from the sale of hardware procured in China together with the related the system integration is subject to a 17% value added tax. Although sales of software in China are subject to a 17% value added tax as well, companies that develop their own software and have the software registered are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software sales, the excess portion of the value added tax is refundable upon our application to tax authority. This policy is effective until 2010. Changes in Chinese tax laws may adversely affect our future operations.

The software licensing in China is subject to a 5% business tax, and the business tax is refundable upon our application to tax authority, which is one of Chinese government's policies for encouraging China's technology transferring.

FOREIGN EXCHANGE

A significant portion of hardware procured for system integration contracts and an operating lease contract are denominated in U.S. dollars, and substantially all of our revenue relating to system integration, revenue and expenses relating to the software and service components of our business are denominated in Renminbi. Although, in general, our exposure to foreign exchange risks should be limited, the value of our shares will be affected by the foreign exchange rate between U.S. dollars and Renminbi because the value of our business is effectively denominated in Renminbi, while we report the results of operation in U.S. dollars and our shares are traded in U.S. dollars as well. Furthermore, a decline or rising in the value of Renminbi could affect the U.S. dollar equivalent of the value of the earnings from, and our investment in, our subsidiaries in the PRC.

Historical Results

The following discussion compares the results of operations for the three and nine months ended September 30, 2003 to the historical three and nine months ended September 30, 2002. Results of operations in dollars and as a percentage of net revenue were as follows:

                                    Three months ended Sep. 30                     Nine months ended Sep. 30
                             ----------------------------------------    ------------------------------------------
                                     2003                  2002                  2003                    2002
                                          % of                  % of                   % of                   % of
                              Dollars   Revenue   Dollars     Revenue     Dollars    Revenue    Dollars     Revenue
TOTAL SALES                  1,199,507    100.0%     751,974    100.0%   7,750,111     100.0%   4,484,922     100.0%
COST OF SALES                   48,717      4.1%     430,042     57.2%   5,276,591      68.1%   3,001,683      66.9%
                             ---------           -----------             ---------             ----------
GROSS PROFIT                 1,150,790     95.9%     321,932     42.8%   2,473,520      31.9%   1,483,239      33.1%
Operating expenses
   Research and development    198,635     16.6%     183,718     24.4%     602,508       7.8%     534,324      11.9%
   Selling general              73,691      6.1%      38,567      5.1%     210,346       2.7%     190,901       4.3%
   Administrative expenses     308,327     25.7%     365,790     48.6%     836,011      10.8%     835,157      18.6%
   Impairment of goodwill            0      0.0%     737,820     98.1%           0       0.0%   6,046,580     134.8%
                             ---------           -----------             ---------             ----------
OPERATING INCOME/(LOSS)        570,137     47.5%  (1,003,963)  (133.5%)    824,655      10.6%  (6,123,723)   (136.5%)
Other income, net                1,768      0.1%       9,027      1.2%      15,710       0.2%      37,073       0.8%
Interest income                    808      0.1%         454      0.1%       3,527       0.0%       3,218       0.1%
                             ---------           -----------             ---------             ----------
INCOME/(LOSS) BEFORE TAX       572,713     47.7%    (994,482)  (132.2%)    843,892      10.9%  (6,083,432)   (135.6%)
Provision for income tax        10,140      0.8%           0      0.0%      71,664       0.9%       1,705       0.0%
                             ---------           -----------             ---------             ----------
NET INCOME/(LOSS)              562,573     46.9%    (994,482)  (132.2%)    772,228      10.0%  (6,085,137)   (135.7%)
                             =========           ===========             =========             ==========

Net sales were $1,199,507 and $7,750,111 for the three months and nine months ended September 30, 2003, respectively, up $447,533 and $3,265,189 respectively for the same period of last year. The net sales rising during the third quarter this year was mainly due to two software system development contracts in connection with ForOSS and For-TCS were completed and the corresponding revenue was recorded in this quarter. This contract was entered into with Beijing Mobile Communications Corporation ("BMCC").

Cumulatively, during the nine months ended September 30, 2003, we completed nine relatively significant system development and integration contracts (most of them involved sales of hardware and For-series software), which contributed revenue of $7,482,534 to us. These nine contracts were rendered to BMCC. We also completed other relative small software sales and services contracts during this nine months period.

Cost of sales were $48,717 and $5,276,591 for the three and nine months ended September 30, 2003, respectively, decreased $381,325 by the corresponding quarter of 2002. During the third quarter 2003, the system development and integration contract completed and recognized as revenue did not involve sale of hardware. As mentioned above, this revenue represented system integration in connection with ForOSS software. Accordingly, the cost of sales decreased significantly.

For the nine months ended September 30, 2003, cost of sales increased by $2,274,908 or 76%, which is in line with the increase in sales.

Gross profit were $1,150,790 and $2,473,520 for the three and nine months ended September 30, 2003 up $828,858 and $990,281 comparing to the corresponding periods of the prior year. Ratio of gross profit was 95.9% and 31.9% for the three and nine months ended September 30, 2003 compared to 42.8% and 33.1% for the same periods of fiscal 2002. Since a large part of the cost of certain system integration contracts, particularly telecommunication infrastructure solutions contracts, often relate to sale of hardware, the timing of hardware delivery and acceptance by customers and the timing of completion of system integration contracts can cause our quarterly gross revenue fluctuate significantly.

Operating Expenses

Selling Expenses

Selling expenses were $73,691 and $210,346 for the three and nine months ended September 30, 2003 up $35,124 and $19,455 over the corresponding periods of 2002. The increase in selling expenses was mainly attributable to a new sales office we set up in Guangzhou, PRC this year for expansion of our business.

Research and Development

Computer software research and development expenses were $198,635 and $602,508 (comprised salaries of $179,795 and $527,102 respectively) for the three and nine months ended September 30, 2003 respectively up 8.1% and 12.8% comparing to the same periods last year. As a computer technology company, we would allocate sufficient resource to our software development.

Administrative Expenses

Administrative expenses were $308,327 for the three months ended September 30, 2003, decreased $57,463 for the same period last year. As a percentage of net revenue was 25.7% in the third quarter of fiscal 2003, and was 10.8% in the nine months of fiscal 2003 comparing to 48.6% and 18.6% in the corresponding periods of fiscal 2002. The decrease in administrative expenses is largely attributable to our expense control measures.

Additionally we expanded our business continuously over the past few years. Rental charges, advertising expenses, market research expenses and salary and staff benefit expenses were therefore increased significantly. As the effort of the past few years, currently, we have a team of experienced computer engineers/technicians. Our salary level of the management team and employees has been increased to a competitive market level.

Net income

For the nine months ended September 30, 2003, we recorded a net profit of $772,228 comparing to a net loss of $6,085,137 (included a loss on impairment of goodwill of $6,046,580) for the same period in 2002. The increase in net profit is mainly attributed by the increase of revenue from our core businesses. We recorded $0.01 net income per share for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements are primarily working capital requirements related to cost of sale revenue and costs associated with daily operations and expansion of our business. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to hardware vendors are due. However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements. In the event we cannot meet the customers' requirements for the products and services rendered and/or cannot complete projects on a pre-determined timetable, the sales revenue can be deferred or even adversely affected. Additionally, liquidity would also be affected if the major stockholders decided to stop providing additional financing and called for repayment of their advances due to their own accords.

We have historically financed our working capital and other financing requirements through careful cash and accounts receivable management, and, to a limited extent, bank loans, which were guarantied by Beijing ZhongGuanCun Sic-Tech Guaranty Co., Ltd, a third party corporation. We have planned to become a member of Beijing ZhongGuanCun Enterprises Credit Promotion Association, which is an organization that can make available corporate guarantee to its members in Zhongguancun Science Zone to meet their continuing cash requirements and to successfully implement their growth strategy.

We ended the quarter with a cash position of $1,209,892, up $917,305 from $292,587 the same period last year, which was largely contributable to our operating activities.

Our accounts receivable balance at September 30, 2003 represented billed receivable of $822,026 the aging of which were within one year.

Our inventory position was $140,052, $454,131 and $205,644 as of September 30, 2003, December 31, 2002 and September 30, 2002, respectively. Generally, inventories were kept for identified system integration contracts and relatively significant system integration contracts with large amount of hardware sales were completed during the first two quarters of 2003. Accordingly, inventories level decreased significantly.

During the nine months ended September 30, 2003 we used $62,846 to acquire plant and equipment.

CONTRACTUAL OBLIGATIONS

As of September 30, 2003, the Company had commitments under non-cancelable operating leases expiring in excess of one year amounting to $118,850. Rental payments for each of the succeeding period are:

October 1, 2003 to September 30, 2004: $182,585
October 1, 2004 to September 30, 2005: $ 65,741

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

As of September 30, 2003 and December 31, 2002, the amounts due to stockholders represented amount to be disbursed to the original owners of Slait in respect of the recapitalization mentioned in Note 1 to the financial statements and advances from stockholders.

As of September 30, 2003 and December 31, 2002, amount due from stockholder represented travel advances to Mr. Yi He.

Mr. Yi He, one of the stockholders and directors of the Company purchased the building located in Chengdu on behalf of the Company. By a stockholders' resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the SLAIT. The building has been pledged as collateral for the mortgage loan granted to Mr. Yi He. The related mortgage still remains in the name of Mr. Yi He, however the Company has agreed to pay Mr. Yi He amounts equal to the required mortgage payments. As of September 30, 2003, the amount of the mortgage loan is $55,700 ($62,067 as of December 31, 2002) and is included in "Amounts due to stockholders" on the balance sheet.

In the opinions of the directors, except for the arrangements in connection with the purchase of the office in Chengdu, all the above transactions were negotiated at arm's length and entered into and executed under the normal course of business with no different from those, which would be negotiated with a clearly independent party. With respect to the purchase of the office in Chengdu, if Mr. Yi He would not have been able to obtain a mortgage for the property, the Company may not have been able to obtain one on its own and the financial resources may not have been available for the Company to purchase the property outright.

FACTORS AFFECTING OUR OPERATING RESULTS

In addition to the other information in this report, the following factors should be considered in evaluation our business and our future prospects:

POLITICAL AND ECONOMIC POLICIES OF THE CHINESE GOVERNMENT COULD AFFECT OUR INDUSTRY IN GENERAL AND OUR COMPETITIVE POSITION IN PARTICULAR

Since the establishment of the People's Republic of China in 1949, the Communist Party has been the governing political party in the PRC. The highest bodies of leadership are the Politburo of the Communist Party, the Central Committee and the National People's Congress. The State Council, which is the highest institution of government administration, reports to the National People's Congress and has under its supervision various commissions, agencies and ministries, including The Ministry of Information Industry, the telecommunications regulatory body of the Chinese government. Since the late 1970s, the Chinese government has been reforming the Chinese economic system. Although we believe that economic reform and the macroeconomic measures adopted by the Chinese government have had and will continue to have a positive effect on economic development in China, there can be no assurance that the economic reform strategy will not from time to time be modified or revised. Such modifications or revisions, if any, could have a material adverse effect on the overall economic growth of China and investment in the Internet and the telecommunications industry in China. Such developments could reduce, perhaps significantly, the demand for our products and services. There is no guarantee that the Chinese government will not impose other economic or regulatory controls that would have a material adverse effect on our business. Furthermore, changes in political, economic and social conditions in China, adjustments in policies of the Chinese government or changes in laws and regulations could affect our industry in general and our competitive position in particular.

THE GROWTH OF OUR BUSINESS IS DEPENDENT ON GOVERNMENT TELECOMMUNICATIONS INFRASTRUCTURE AND BUDGETARY POLICY, PARTICULARLY THE ALLOCATION OF FUNDS TO SUSTAIN THE GROWTH OF THE TELECOMMUNICATIONS INDUSTRY IN CHINA

Virtually all of our large customers are directly or indirectly owned or controlled by the government of China. Accordingly, their business strategies, capital expenditure budgets and spending plans are largely decided in accordance with government policies, which, in turn, are determined on a centralized basis at the highest level by the National Development and Reform Commission of China. As a result, the growth of our business is heavily dependent on government policies for telecommunications and Internet infrastructure. Insufficient government allocation of funds to sustain the growth of China's telecommunications industries in the future could reduce the demand for our products and services and have a material adverse effect on our ability to grow our business.

CURRENCY EXCHANGE RATE RISK DUE TO FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN U.S. DOLLARS AND RENMINBI

The functional currency of our operations is Renminbi and our financial statements are expressed in U.S. dollars. As a result, we are subject to the effects of exchange rate fluctuations between these currencies. Because of the unitary exchange rate system introduced in China on January 1, 1994, the official bank exchange rate for translation of Renminbi to U.S. dollars is set to US$1 to RMB8.28. Any future devaluation of the Renminbi against the U.S. dollars may have an adverse effect on our reported net income. As our operations are conducted in the PRC, substantially all our revenues, expenses, assets and liabilities are denominated in Renminbi, in general, our exposure to foreign exchange risks should be limited. However, the value in our shares may be affected by the foreign exchange rate between the U.S.

dollars and the Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, a decline in the value of the Renminbi could reduce the U.S. dollar value of earnings from, and our investments in, our subsidiaries in China.

ASSET IMPAIRMENT REVIEWS MAY RESULT IN FUTURE PERIODIC WRITE-DOWNS

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" which requires us, among other things, to review goodwill and other intangible assets for impairment annually.

During the quarter ended June 30, 2002, we completed the first step of the transitional goodwill impairment test (i.e. comparing the carrying amount of the net assets, including goodwill, with the fair value of us as of January 1,
2002). Based on the results of the first step of the test, we believe that there was no impairment of goodwill as of January 1, 2002.

However, in the quarter ended June 30, 2002, the closing trading price of our common stock had fallen to $0.05 per share, which indicated that there might be a potential impairment of goodwill since January 1, 2002. Therefore, we performed an additional impairment test as of June 30, 2002. As a result of the impairment test performed, which was based on the fair value of the Company as determined by the trading price of our common stock, an impairment of $5,308,760 was recorded. As the closing trading price of our common stock as of December 31, 2002 had fallen to $0.04 per share, a total impairment of $6,966,546 was recorded for the year ended December 31, 2002.

The impairment resulted primarily from the trading price of our common stock fallen sharply till to $0.04 in the past year. Continued the trading price of our common stock fallen below $0.04 may require us to record additional impairment of goodwill, and will effect our results of operation adversely in the future.

GENERAL RISK OF FINANCING

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

STOCK PLAN

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

In the quarter ended September 30, 2003, the Board of Directors determined to grant to the Company's employees 3,457,500 number of stock options to purchase the Company's shares of common stock, $0.001 par value, at an exercise price of $0.10 per share. Except for 800,000 number of stock options would be granted to an employee with 5 years vesting period, 2,657,500 number of stock options would be granted to employees with 3 years vesting period. As at the latest practicable date, November 7, 2003, the Company has not completed the documentation in respect of the options to be issued.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. None.

ITEM 2. CHANGES IN SECURITIES. None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS. None.

ITEM 5. OTHER INFORMATION.

Effective October 15, 2003, Xiaoxia Zhao resigned from the positions of Chief Financial Officer, Chief Accounting Officer and Treasurer. The Board of Directors appointed Hongkeung Lam, who is also Secretary and a director of the Company, to replace Xiaoxia Zhao in each of those positions.

Xiaoxia Zhao shall continue to serve as President and as a director of the Company.

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

         10.2 Forlink Software Corporation, Inc. 2002 Stock Plan dated August 16, 2002. (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-8 (file no. 333- 100645) filed October 21, 2002.)

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

                                              FORLINK SOFTWARE CORPORATION, INC.

Date: November 14, 2003                       By:   /s/ Yi He
                                                  ------------------------------
                                                  Yi He, Chief Executive Officer

Date: November 14, 2003                       By:   /s/ Hongkeung Lam
                                                  ------------------------------
                                                  Hongkeung Lam, Chief Financial
                                                  Officer

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