Form 10KSB
period 2003-12-31
FORLINK SOFTWARE CORP INC
filed 2004-03-30
CIK 866458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

                   For the fiscal year ended December 31, 2003

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from: _________ to _________

             Commission file number: 0-18731

                       FORLINK SOFTWARE CORPORATION, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

                     NEVADA                                84-0438458
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or          (IRS Employer
              organization)                             Identification No.)

9/F, Fang Yuan Mansion, No. 56 ZhongGuanCun South Road Yi, Haidian District, Beijing, China 100044
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $9,391,197.

         As of March 18, 2004 the aggregate market value of the Common Stock held by non-affiliates, approximately 40,473,207 shares of Common Stock, was approximately $14.2 million based on an average of the bid and ask prices of approximately $.35 per share of Common Stock on such date.

         The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of March 18, 2004 was 76,773,207 shares.

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

COMPANY HISTORY AND RECENT DEVELOPMENTS

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

In August 2001, the Company acquired Beijing Slait Science & Technology Development Limited Co. ("SLAIT") pursuant to a Plan of Reorganization dated January 11, 2001. The Company issued 59,430,000 shares of its common stock to SLAIT's original beneficial owners in exchange for 100% of the outstanding equity of SLAIT. As a result of the share exchange, the former beneficial owners of SLAIT own approximately 70% of the issued and outstanding shares of the Company. By virtue of the share exchange,

SLAIT became a wholly-owned subsidiary of the Company. The Company also agreed to transfer RMB1,085,000 (approximately US$131,039) to the former owners of SLAIT. A change in control occurred in which all but one of the officers and directors of the Company resigned and two former directors (also former owners) of SLAIT became officers and directors of the Company. SLAIT provides application system integration technology and specializes in large volume transaction processing software for network such as mobile phone billing and band operation. Subsequent to the acquisition, the principal activities of Slait have been shifted to Forlink Technologies Co., Ltd. ("FTCL") gradually. As of December 31, 2003, Slait was in the process of deregistration.

On June 18, 2003, Forlink Technologies (Hong Kong) Limited ("FTHK") was incorporated in Hong Kong as a limited liability company. In December 2003, FTHK became a wholly owned subsidiary of Forlink. The principal activity of FTHK is investment holding.

On September 19, 2003, a wholly owned subsidiary, Beijing Forlink Hua Xin Technology Co. Ltd. ("BFHX") was established in the Peoples' Republic of China ("PRC") as a limited liability company. As of December 31, 2003, BFHX has not commenced operations since the date of establishment.

OVERVIEW OF OUR BUSINESS.

We have three wholly owned subsidiaries, FTCL, FTHK, and BFHX. Through our subsidiaries, we are developing innovative products, solutions, project management skills, and industry expertise necessary for the design and implementation of large-scale, specifications-intensive integrated application systems, Software and Information Technology ("IT") outsourcing services typically required by leading companies in telecom, logistic, finance, government, and other industry verticals.

Our application solutions are developed on Enterprise Application Integration
(EAI) platforms. Some of our major product offerings include:

- ForOSS: Our solution for Business & Operation Support Systems (BSS/OSS) for telecom carriers, particularly China Mobile; it consists of software products designed to support existing and expanding business operations of communications companies; ForOSS supports billing, customer care, customer relation management, accounting, decision support and other internal functionalities.

- ForRMS: Forlink Resources Management System is an integrated platform designed to improve enterprises and organizations' resources management systems.

Our head office is located in Beijing, with individual branch offices in Chengdu, Shenyang, Shanghai and Guangzhou. We also have a R&D center at Chengdu.

As of December 31, 2003, we employ 180 full-time staff. That number includes 110 software and information technology specialists who are engaged in research and development, maintenance and support activities; the remaining staffs are sales, marketing and administrative personnel.

MARKET OPPORTUNITIES

Based on our extensive market research and industry insights, we believe that the major market opportunities for our business include the following:
Application Integration Services; ASP (Application Services Provider); Software and IT outsourcing.

OUR STRATEGY

Our objective is to be a leading China-based professional company providing world class Enterprise Application Integration (EAI) solutions, software services, and IT outsourcing services by continuing to enable our customers to build, maintain, operate, manage and continuously improve their information systems and processes. The key aspects of our strategy include the following:

MAXIMIZE REVENUE AND REDUCE OVERALL RISK BY APPLYING SHARED CORE TECHNOLOGIES & PLATFORMS TO DIFFERENT INDUSTRY VERTICALS. By capitalizing on our expertise in core technologies and utilizing them as share platforms and recourses, we aim to become a leading IT solution provider for telecom, logistics, finance, government, and other industry verticals in China. We believe this strategy will increase our revenue and reduce overall risk.

EXPAND OUR SOFTWARE OUTSOURCING AND ASP (APPLICATION SERVICES PROVIDER) SERVICES TO ENHANCE OUR VALUE CHAINS. Currently, we are working with University of Sichuan, a prestigious university in Southern China, to establish and improve our software factory's outsourcing services and ASP services. We are also stepping up investments in these areas. As an important milestone, we have achieved Level 2 (Managed Level of Software Process Maturity) of Capability Maturity Model(R) Integration (CMMI). The CMMI project is a key technical initiative at the Software Engineering Institute (SEI). Based on the internationally recognized Capability Maturity Model (CMM(R)) framework for software process improvement, CMMI provides an integrated approach to process improvement. It is a new and more demanding model for assessing a company's software engineering capability and the maturity of an organization's processes. As an internationally recognized CMMI Level 2 company, our software factory can provide trusted software outsourcing services at a lower price for oversea companies; at the same time, its research and development capabilities will enhance our value chains by serving as a shared support platform for our other services, such as EAI, ASP, etc. We believe our investments in the above areas will enhance our value chains and further consolidate our leading position as a professional software and IT services provider.

IMPROVED CORPORATE GOVERNANCE AND FINANCIAL STANDING. To maximize our shareholders' value, we are continuously improving our corporate governance and financial standing. We have clearly identified areas that need to be improved and outlined action plans. We are modeling our plans to meet the financial and corporate governance requirements that will need to be met before the Company will be eligible to apply to list its common stock on Nasdaq in the future.

STRATEGIC PARTNERS

Partner strategies are essential elements of our business model. At the stage, we have 4 layers of partners that contribute to a continued success of our business.

- Product partners - who provide products and solutions to be integrated in our solutions. We are authorized reseller of HP, Sun, EMC, Oracle and CISCO systems. We were awarded by HP for The Excellent sales achievement prize in 1999 and the Best Co-operation prize in 1999.

- Technology development partners - who provide technologies (through licensing or other arrangement) to our solutions or for joint developments; major partners include: Oracle, BEA, IONA, Redhat, Turbolinux, Redflag-linux.

- Marketing & product partners - who provides products/technologies to be bundled with our solutions and products for marketing purposes; partners including HP, Intel, IBM, Sun, Compaq, Oracle, Informix, CA, Legend, Founder, Digital China.

- Distribution partners - who distributes our solutions and products to our customers; partners including Beijing Federal, China Century Net, CST-advantage.

COMPETITIVE CONDITIONS

The market for information technology services in China is rapidly growing and changing. We compete with both international and local companies. Our principal competitors in application integration services are: AsiaInfo, Linkage Technology, Beijing Si-Tech, Legend Group. Our principal competitors in the ASP (Application Services Provider) fields include: UFSOFT, MYCRM, HAN Consulting. Our principal competitors in software outsourcing include: Neusoft, Dalian HaiHui, Shanghai ChangXiang, China Software & Technology Corporation.

GOVERNMENT REGULATION

The Chinese government has generally encouraged the development of the information technology industry, and the products and services we offer are not currently subject to extensive government regulations.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently rent our facilities at 9/F Fang Yuan Mansion, No. 56 Zhongguancun South Road Yi, Haidian District, Beijing, China and space at 11/F, Bin He Plaza, No.1 Che Dao Gou Road, Haidian District, Beijing, China.

We own an office in Chengdu, China as a software development center. It is located at B-16B, WangFuJing Business Mansion, No.5 HuaXingZheng Street, ChengDu, SiChuan Province, China.

In addition, we have regional field support office in various cities in China, namely Shanghai, Shenyang, Guangzhou.

ITEM 3. LEGAL PROCEEDINGS.

There are no pending legal proceedings involving the Company.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of the shareholders in the fourth quarter of 2003.

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

                       Common Stock
Quarter Ended                         High Bid          Low Bid
-------------                         --------          -------
December 31, 2003                        $ .45            $ .23
September 30, 2003                       $ .45            $ .10
June 30, 2003                            $ .40            $ .06
March 31, 2003                           $ .06            $ .04

December 31, 2002                        $.065            $.035
September 30, 2002                       $ .10            $.035
June 30, 2002                            $ .10            $.045
March 31, 2002                           $ .19            $ .08

HOLDERS

As of March 18, 2004, there were 76,773,207 shares of the Company's common stock outstanding held of record by approximately 758 persons (not including beneficial owners who hold shares at broker/dealers in "street name").

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

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here.

OVERVIEW

We are a leading provider of software solutions and information technology services in China (the "PRC" or "China"). We focus on providing OSS (Operation Support System) and NAS (Network Application Software) solutions and products for telecommunication companies and software and information technology outsourcing services for companies in other industries.

On August 27, 2001, we completed the acquisition of Beijing Slait Science & Technology Development Limited Co. ("Slait"). Slait is engaged in the development and sale of network software systems and provision of enterprise application system integration services for telecommunication companies and network services providers in China. Slait is also engaged in the sale of computer hardware. Subsequent to the acquisition, the principal activities of Slait have been shifted to FTCL gradually. As of December 31, 2003, Slait was in the process of deregistration.

On September 19, 2003, a new wholly owned subsidiary Beijing Forlink Hua Xin Technology Co. Ltd. ("BFHX") was established in the PRC as a limited liability company. The principal activities of BFHX will be the provision of telecom value-added services in the PRC.

We believe that there are opportunities for us to expand into new business areas and to grow our business both organically and through acquisitions. On June 18, 2003, Forlink Technologies (Hong Kong) Limited ("FTHK") was incorporated in Hong Kong as a limited liability company and subsequently, it became our wholly owned subsidiary in December 2003. The principal activity of FTHK is investment holding. On December 18, 2003, FTHK acquired 17.8% All China Logistics Online Co., Ltd., a leading provider of logistic services in China. Through this acquisition, we have become the second largest shareholder of All China Online Logistics Co,. Ltd., and its sole software solution provider.

REVENUES

Our business includes Forlink brand "For-series" software system sales such as For-OSS, For-GMS, For-mail and their copyright licensing, "For-series" related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

                                                   Year Ended December 31,
                                                ----------------------------
                                                   2003              2002
                                                ----------        ----------
Sales of For-series software                    $2,223,348        $  609,739
As a percentage of total revenue                      23.7%              6.5%

For-series related system integration           $7,167,849        $8,770,855
As a percentage of total revenue                      76.3%             93.5%

Generally, we offer our products and services to our customers on a total-solutions basis. Most of the contracts we undertake for our customers include revenue from hardware and software sales and professional services.

As indicated in the foregoing table, "For-series" software sales increased 265% to $2,223,348 in 2003, from $609,739 in 2002, while revenue from system integration decreased 18% to $7,167,849 in 2003, from $8,770,855 in 2002. These changes were mainly attributable to our increasing high-end enterprise application integration projects involving less hardware pass through, and our increasing sales of "For-series" software solutions and applications.

Major Revenues

Sales of Products

Revenues from sales of products are mainly derived from sales of hardware and proprietary software products. Normally, sales of hardware and proprietary software are in connection with total-solutions basis system integration contracts.

Service Revenue

Service revenue consists of revenue for the professional services we provide to our customers for network planning, design and systems integration, software development, modification and installation and related training services.

Software License Revenue

We generate revenue in the form of fees received from customers for licenses to use our software products in an agreed period of time.

COST OF REVENUES

Our costs of revenue include hardware costs, software-related costs and salary and other costs, which were directly attributable to the relevant projects. Hardware cost consists of computer hardware purchased from third parties. We recognize hardware costs in full upon delivery of the hardware to our customers. Software-related costs are primarily paid to third-party software providers for the right to sublicense their products to our customers as part of our solutions offerings. The costs associated with creating and enhancing our proprietary software are classified as research and technology development expenses as incurred and are included in general and administrative expenses.

OPERATING EXPENSES

Operating expenses are comprised of selling expenses, software and technology development expenses and other general and administrative expenses.

Selling expenses include salary expenses for employees in our sales and marketing department, expenses incurred in our sales offices located in Shanghai, Guangzhou and Shenyang, PRC and third party advertising expenses.

Research and technology development expenses relate to the development of new software and the enhancement and upgrading of existing software. We expense such costs as they are incurred.

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

No provision for EIT was made for BFHX as it has not commenced operations during the year.

No provision for Hong Kong profits tax was made for FTHK as it had no assessable profit during the year.

Revenue from the sale of hardware procured in China together with the related system integration is subject to a 17% value added tax. Although sales of software in China are subject to a 17% value added tax as well, companies that develop their own software and have the software registered are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software sales, the excess portion of the value added tax is refundable upon our application to tax authority. This policy is effective until 2010. Changes in Chinese tax laws may adversely affect our future operations.

FOREIGN EXCHANGE

A majority of our hardware procured for system integration contracts and an operating lease contract are denominated in U.S. dollars, and substantially all of our revenues and expenses relating to system integration, software and service components of our business are denominated in Renminbi. Although, in general, our exposure to foreign exchange risks should be limited, the value of our shares will be affected by the foreign exchange rate between U.S. dollars and Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, a decline in the value of Renminbi could reduce the U.S. dollar equivalent of the value of the earnings from, and our investment in, our subsidiaries in the PRC.

CONSOLIDATED RESULTS OF OPERATIONS

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of Forlink and its wholly owned subsidiaries. All material inter-company transactions have been eliminated.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

NET SALES.

Our net sales increased 0.1% to $9,391,197 in 2003, from $9,380,594 in 2002. The relatively small growth was due to our increasing high-end enterprise application integration projects involving less hardware pass through.

COST OF SALES.

Our cost of sales decreased 7% to $5,912,655 in 2003, from $6,349,271 in 2002. This decrease was primarily attributable to the decreased hardware pass through associated with system integration projects, which accounted for 76.3% of net sales in 2003, as compare to 93.5% in 2002.

GROSS PROFIT.

Gross profit increased 15% to $3,478,542 in 2003, from $3,031,323 in 2002. Gross profit margin increased to 37% in 2003, as compare to 32% in 2002. These improvements are primarily resulted from higher gross margins associated our software solutions sales, which accounted for 23.7% of net sales in 2003, as compare to 6.5% in 2002.

OPERATING EXPENSES.

Selling expenses increased 31% to $384,364 in 2003, from $294,198 in 2002. This increase was primarily due to a new sales office we established in Guangzhou, PRC this year.

General and administrative expenses increased 10% to $2,100,360 in 2003, from $1,911,766 in 2002. The increase was primarily due to our R&D expenses, which increased 54% to $888,305 in 2003, from $575,485 in 2002.

OPERATING PROFIT (LOSS).

Our operating profit for 2003 increased to $993,818 from an operating loss of $6,141,187 in 2002. Our operating profit margin was 10.6% in 2003. Excluding 2002 goodwill impairment charge of $6,966,546, our 2002 operating profit would have been $825,359; operating margin would have been 8.8%.

OTHER INCOME

Our other income increased 431% to $298,045 in 2003 from $56,100 in 2002. Our other income comes from value added tax refund associated with software sales. Software sales in China are subject to a 17% value added tax, however, companies that develop their own software and have the software registered are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software sales, the excess portion of the value added tax is refundable upon our application to tax authority. This policy is effective until 2010.

NET INCOME (LOSS).

We recorded a net income of $1,211,448, or basic and diluted earnings of $0.02 per share, from a net loss of $6,085,137, or basic and diluted loss of $0.07 per share in 2002. Our net loss in 2002 was due to a goodwill impairment charge of $6,966,546, which resulted primarily from the industry wide equity devaluations during that period.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements are primarily working capital requirements related to cost of sales and costs associated with the expansion of our business. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to hardware vendors are due. However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements. In the event we cannot meet the customers' requirements for the products and services rendered and/or cannot complete projects on a pre-determined timetable, the sales revenue can be deferred or even adversely affected. Additionally, liquidity would also be affected if the major stockholders decided to stop providing additional financing and called for repayment of their advances due to their own accords.

We have historically financed our working capital and other financing requirements through careful cash and accounts receivable management, and, to a limited extent, bank loans, which were guaranteed by Beijing ZhongGuanCun Sic-Tech Guaranty Co., Ltd, a third party corporation. We have planned to be one of members of Beijing ZhongGuanCun Enterprises Credit Promotion Association, which is an organization that can make available corporate guarantee to its members in Zhongguancun Science Zone to meet their continuing cash requirements and to successfully implement their growth strategy.

Our accounts receivable balance at December 31, 2003 was $586,819.

At December 31, 2003, our days of sales outstanding were 22 days, as compared to 29 days as of the end of the third quarter. The improvement in our Days Sales Outstanding as compared to the end of the third quarter is primarily attributable to our improved billing and collection efforts.

We ended the year with a cash position of $2,837,997, up $2,301,947 from $536,050 in 2002. This increase was derived from our operating activities. We generated a net operating cash flow of $3,304,083 in 2003.

Although our revenues and operating results for any period are not necessarily indicative of future periods, we anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through 2004. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict. If we do need to raise additional funds, we expect to raise those funds through new issuances of shares of our equity securities in one or more public offerings or private placements, or through credit facilities extended by lending institutions.

CONTRACTUAL OBLIGATIONS

As of December 31, 2003, the Company had commitments under non-cancelable operating leases, requiring annual minimum rental payments as follows:

January 1, 2004 to December 31, 2004  $95,441
January 1, 2005 to December 31, 2005  $23,531

Purchase Commitment: As of December 31, 2003, the Company had commitments of $4,080,308 (2002: Nil) under purchase of hardware contracts which hardware would be used for identified system integration contracts.

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

As of December 31, 2003 and December 31, 2002, amount due from stockholder represented travel advances to Mr. Yi He who is a director and stockholder of the Company.

As of December 31, 2003 and December 31, 2002, the amounts due to stockholders represented advances from stockholders.

Mr. Yi He, one of the stockholders and directors of the Company purchased the building located in Chengdu on behalf of the Company. By a stockholders' resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the SLAIT. The building has been pledged as collateral for the mortgage loan granted to Mr. Yi He. The related mortgage still remains in the name of Mr. Yi He, however the Company has agreed to pay Mr. Yi He amounts equal to the required mortgage payments. As of December 31, 2003, the amount of the mortgage loan is $53,010 ($62,067 as of December 31, 2002) and is included in "Amounts due to stockholders" on the balance sheet.

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

On December 18, 2003, the Company invested $760,870 in a privately held PRC company, All China Logistics Online Co., Ltd., for a 17.8% equity interest. The Company records the investment at cost because it does not have the ability to exercise significant influence over the investee. During the year, net sales derived from the affiliate was $184,000 (2002: $117,863). As of December 31, 2003 and 2002, accounts receivable from the affiliate was $0 and $9,088, respectively.

CRITICAL  ACCOUNTING  POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of those financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenues and cost of revenues under customer contracts, bad debts, income taxes, long-lived assets, and goodwill. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

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

Computer Software Development Cost

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

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. We do not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, we measure fair value based on quoted market prices or based on discounted estimates of future cash flows.

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

As of December 31, 2003, the Company completed the annual impairment test. Based on the result of the first step of the test, the Company believes that there was no further impairment of goodwill as of December 31, 2003.

FACTORS AFFECTING OUR OPERATING RESULTS AND COMMON STOCK

In addition to the other information in this report, the following factors should be considered in evaluating our business and our future prospects:

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

There is no assurance that future reviews will not result in further write-downs to goodwill and other intangible assets.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.  CONTROLS AND PROCEDURES.

Based on their most recent evaluation, which was completed as of the end of the period covered by this annual report on Form 10-KSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the last fiscal quarter to which this report relates, there were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                       FORLINK SOFTWARE CORPORATION, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                               For the years ended
                           December 31, 2003 and 2002

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

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
Forlink Software Corporation, Inc.

We have audited the accompanying consolidated balance sheets of Forlink Software Corporation, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forlink Software Corporation, Inc. as of December 31, 2003 and 2002 and the results of its consolidated operations and cash flows for the years ended December 31, 2003 and 2002, in conformity with generally accepted accounting principles in the United States of America.

BDO MCCABE LO & COMPANY

Hong Kong
March 2, 2004

                       FORLINK SOFTWARE CORPORATION, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                 DECEMBER 31,      DECEMBER 31,
(Expressed in US Dollars)                                                           2003               2002
                                                                                 ------------      ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                      $ 2,837,997       $    536,050
  Accounts receivable (Note 3)                                                       586,819          1,039,190
  Other receivables, deposits and prepayments (Note 4)                               442,641            156,740
  Inventories (Note 5)                                                             1,145,098            454,131
  Amount due from stockholder (Note 6)                                                14,251             75,024
                                                                                 -----------       ------------
  Total current assets                                                             5,026,806          2,261,135

Property, plant and equipment (Note 7)                                               466,788            464,757
Investment in affiliate (Note 8)                                                     760,870                  -
Goodwill (Note 9)                                                                  1,684,023          1,684,023
                                                                                 -----------       ------------
TOTAL ASSETS                                                                     $ 7,938,487       $  4,409,915
                                                                                 ===========       ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                               $ 1,097,428       $     97,202
  Amounts due to stockholders (Note 6)                                               251,294            244,051
  Customer deposits                                                                1,777,772            350,311
  Other payables and accrued expenses (Note 10)                                      268,806            272,418
  Income tax payable (Note 11)                                                        14,700              3,841
  Other taxes payable (Note 12)                                                      129,911             39,164
                                                                                 -----------       ------------
  Total current liabilities                                                        3,539,911          1,006,987
                                                                                 -----------       ------------
COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS' EQUITY
  Common stock, par value $0.001 per share; 100,000,000 shares authorized;
    85,073,207 and 85,073,207 shares issued and 76,773,207 and
      85,073,207 shares outstanding, respectively                                     85,073             85,073
  Treasury stock (Note 14)                                                          (215,800)                 -
  Additional paid-in capital                                                       8,934,812          8,934,812
  Accumulated losses                                                              (4,405,509)        (5,616,957)
                                                                                 -----------       ------------
  Total stockholders' equity                                                       4,398,576          3,402,928
                                                                                 -----------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 7,938,487       $  4,409,915
                                                                                 ===========       ============

          See accompanying notes to consolidated financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     YEAR ENDED         YEAR ENDED
                                                     DECEMBER 31,       DECEMBER 31,
(Expressed in US Dollars)                               2003               2002
                                                    ------------        ------------
NET SALES                                           $  9,391,197        $  9,380,594

COST OF SALES                                         (5,912,655)         (6,349,271)
                                                    ------------        ------------
GROSS PROFIT                                           3,478,542           3,031,323

SELLING EXPENSES                                        (384,364)           (294,198)

GENERAL AND ADMINISTRATIVE EXPENSES                   (2,100,360)         (1,911,766)

LOSS ON IMPAIRMENT OF GOODWILL                                 -          (6,966,546)
                                                    ------------        ------------
OPERATING PROFIT/(LOSS)                                  993,818          (6,141,187)

INTEREST INCOME                                            5,948               5,496

OTHER INCOME, NET (NOTE 12)                              298,045              56,100
                                                    ------------        ------------
PROFIT/(LOSS) BEFORE INCOME TAX                        1,297,811          (6,079,591)
INCOME TAX (NOTE 11)                                     (86,363)             (5,546)
                                                    ------------        ------------
NET PROFIT/(LOSS)                                   $  1,211,448        $ (6,085,137)
                                                    ============        ============
EARNINGS/(LOSS) PER SHARE - BASIC AND DILUTED       $       0.02        $      (0.07)
                                                    ============        ============
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                       77,925,985          85,073,207
                                                    ============        ============

          See accompanying notes to consolidated financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                      COMMON STOCK
                                 -----------------------------------------------------
                                   NUMBER        NUMBER OF      NUMBER OF
                                  OF SHARE        SHARE          TREASURY
(Expressed in US Dollars)          ISSUED       OUTSTANDING       STOCK        AMOUNT
                                 ----------     -----------     ---------     --------
Balance, December 31, 2001       85,073,207      85,073,207             -     $ 85,073

Consultant's compensation
   expenses                               -               -             -            -

Net loss for the year                     -               -             -            -
                                 ----------     -----------     ---------     --------
Balance, December 31, 2002       85,073,207      85,073,207             -     $ 85,073

Purchase back of common
   stock (Note 14)                        -      (8,300,000)    8,300,000            -

Net profit for the year                   -               -             -            -
                                 ----------     -----------     ---------     --------
Balance, December 31, 2003       85,073,207      76,773,207     8,300,000     $ 85,073
                                 ==========     ===========     =========     ========

                                                               RETAINED
                                               ADDITIONAL      PROFITS/         TOTAL
                                 TREASURY       PAID-IN      (ACCUMULATED     STOCKHOLDERS'
                                   STOCK        CAPITAL        LOSSES)          EQUITY
                                 ---------    -----------    ------------     -------------
Balance, December 31, 2001       $       -    $ 8,748,090    $    468,180     $   9,301,343

Consultant's compensation
   expenses                              -        186,722               -           186,722

Net loss for the year                    -              -      (6,085,137)       (6,085,137)
                                 ---------    -----------    ------------     -------------
Balance, December 31, 2002       $       -    $ 8,934,812    $ (5,616,957)    $   3,402,928

Purchase back of common
   stock (Note 14)                (215,800)             -               -          (215,800)

Net profit for the year                  -              -       1,211,448         1,211,448
                                 ---------    -----------    ------------     -------------
Balance, December 31, 2003       $(215,800)   $ 8,934,812    $ (4,405,509)    $   4,398,576
                                 =========    ===========    ============     =============

          See accompanying notes to consolidated financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Decrease)/Increase in Cash and Cash Equivalents

                                                                        YEAR ENDED DECEMBER 31,
(Expressed in US Dollars)                                             2003               2002
                                                                  ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                                               $  1,211,448        $ (6,085,137)
      Adjustments to reconcile net income/(loss) to
        net cash provided by/(used in) operating activities
      Depreciation of property, plant and equipment                     83,193              73,447
      Loss on disposal of property, plant and equipment                  8,258                   -
      Non-cash compensation expenses                                         -             186,722
      Loss on impairment of goodwill                                         -           6,966,546
      Change in:
        Accounts receivable                                            452,371            (833,764)
        Other receivables, deposits and prepayments                   (285,901)             64,038
        Inventories                                                   (690,967)           (404,144)
        Accounts payable                                             1,000,226              97,190
        Customer deposits                                            1,427,461            (417,025)
        Other payables and accrued expenses                             (3,612)            127,735
        Income tax payable                                              10,859             (11,242)
        Other taxes payable                                             90,747             (34,405)
                                                                  ------------        ------------
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES                  3,304,083            (270,039)
                                                                  ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property, plant and equipment                       (111,115)           (126,227)
   Proceeds from sale of equipment                                      17,633                   -
   Investment in affiliate                                            (760,870)                  -
                                                                  ------------        ------------
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES                   (854,352)           (126,227)
                                                                  ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments from/(Advances to) stockholder                            60,773             (51,023)
   (Repayments to)/Advances from stockholders                            7,243              (9,761)
   Purchase back of common stock (Note 14)                            (215,800)                  -
                                                                  ------------        ------------
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES                   (147,784)            (60,784)
                                                                  ============        ============
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                 2,301,947            (457,050)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         536,050             993,100
                                                                  ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $  2,837,997        $    536,050
                                                                  ============        ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income tax paid                                                      75,504               8,320
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

On January 11, 2001, Slait entered into an agreement of Plan of Reorganization ("the Plan") with Forlink Software Corporation, Inc. ("Forlink"). Forlink had issued to the owners of Slait as individuals 59,430,000 authorized shares of common stock of Forlink in exchange of 100% of the registered and fully paid up capital of Slait. In accordance with the terms of the Plan, Forlink transferred $131,039 (RMB1,085,000) to Slait, the amount was disbursed to the original owners of Slait. The closing date of this exchange transaction was August 28, 2001.

As a result of the acquisition, the former owners of Slait hold a majority interest in the combined entity. Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a "reverse acquisition" whereby Slait is deemed to have purchased Forlink. However, Forlink remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes. The historical financial statements prior to August 28, 2001 are those of Slait. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Slait. Subsequent to the reverse acquisition, the principal activities of Slait have been shifted to Forlink Technologies Co., Ltd. ("FTCL") gradually. As of December 31, 2003, Slait was in the process of deregistration.

On June 18, 2003, Forlink Technologies (Hong Kong) Limited ("FTHK") was incorporated in Hong Kong as a limited liability company with an authorized share capital of $129,032 (HK$1,000,000) divided into 1,000,000 ordinary shares of $0.129 (HK$1) each. At the time of incorporation, two ordinary shares of HK$1 each were issued to the subscribers. In December 2003, 999,998 ordinary shares were issued to Forlink, since then FTHK becomes a wholly owned subsidiary of Forlink. The principal activities of FTHK is investment holding.

On September 19, 2003, a wholly owned subsidiary, Beijing Forlink Hua Xin Technology Co. Ltd. ("BFHX") was established in PRC as a limited liability company. The registered capital of BFHX is $120,773 (RMB1,000,000). As of December 31, 2003, fully paid up capital was $36,232 (RMB300,000). BFHX has not commenced operations since the date of establishment.

Forlink and its wholly owned subsidiaries, namely, Slait, FTCL, FTHK and BFHX are collectively referred to as "the Company" hereafter.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of Forlink and its wholly owned subsidiaries, namely, Slait, FTCL, FTHK and BFHX. All material intercompany transactions have been eliminated.

STOCK BASED COMPENSATION

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", but applies Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Under APB No. 25, when the exercise price of employee stock options equals the market price for the underlying stock on the date of grant, no compensation expense is recognised.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The functional currency of Forlink is US$ and the financial records are maintained and the financial statements prepared in US$. The functional currency of FTHK is HK$ and the financial records are maintained and the financial statements prepared in HK$. The functional currency of Slait, FTCL and BFHX is Renminbi (RMB) and the financial records are maintained and the financial statements are prepared in RMB.

Foreign currency transactions during the year are translated into each company's denominated currency at the exchange rates ruling at the transaction dates. Gain and loss resulting from foreign currency transactions are included in the consolidated statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into each company's denominated currency at year end exchange rates. All exchange differences are dealt with in the consolidated statements of operations.

For the purpose of preparing the Company's consolidated financial statements, the financial statements in HK$ and RMB have been translated into United States Dollars at US$1.00 = HK$7.75 and US$1.00 = RMB8.28 respectively, translation adjustments would be included as a component of stockholders' equity.

Exchange rates between US$, HK$ and RMB are fairly stable during the years presented. The rates ruling as of December 31, 2003 and 2002 are US$1: HK$7.75:
RMB8.28 and US$1: HK$7.75: RMB8.28, respectively. Due to the stability of the exchange rates, there were no net adjustments in stockholders' equity.

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

Revenue from software sales is recognized when the related products are delivered and installed and collection of sales proceeds is deemed probable and persuasive evidence of an arrangement exists.

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

PROPERTY, PLANT, EQUIPMENT AND DEPRECIATION

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follows:

                               ESTIMATED USEFUL LIFE
                                    (IN YEARS)
                               ---------------------
Building                                20
Computer equipment                       5
Office equipment                         5
Motor vehicle                           10

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES - CONTINUED

PROPERTY, PLANT, EQUIPMENT AND DEPRECIATION - CONTINUED

Maintenance, repairs and minor renewals are charged directly to the statement of operations as incurred. Additions and betterments to office equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the statement of operations.

ADVERTISING COSTS

All advertising costs incurred in the promotion of the Company's products and services are expensed as incurred. Advertising expenses were $127,970 and $83,213 for 2003 and 2002 respectively.

COMPUTER SOFTWARE DEVELOPMENT COSTS

In accordance with SFAS No. 86 "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" software development costs are expensed as incurred until technological feasibility in the form of a working model has been established. Deferred software development costs will be amortized over the estimated economic life of the software once the product is available for general release to customers. For the current software products, the Company determined that technological feasibility was reached at the point in time it was available for general distribution. Therefore, no costs were capitalized.

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

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES - CONTINUED

NET EARNINGS PER COMMON SHARE

The Company computes net earnings per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net earnings per share is computed by dividing the net earnings available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings per share gives effect to common stock equivalents, however, potential common stock in the diluted EPS computation are excluded in net loss periods, as their effect is anti-dilutive.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments approximate their fair values as of December 31, 2003 and 2002 because of the relatively short-term maturity of these instruments.

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

Senior management reviews accounts receivable from time to time to determine if any receivables will potentially be uncollectible. The Company include any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, no allowance for doubtful accounts as of December 31, 2003 is required.

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 4 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

                                     DECEMBER 31,      DECEMBER 31,
                                         2003             2002
                                     ------------      ------------
Other receivables                    $     51,822      $     13,968
Deposits                                  344,509            59,479
Prepayments                                46,310            83,293
                                     ------------      ------------
                                     $    442,641      $    156,740
                                     ============      ============

NOTE 5 - INVENTORIES

                                     DECEMBER 31,      DECEMBER 31,
                                         2003              2002
                                     ------------      ------------
Computer hardware and software       $  1,145,098      $    454,131
                                     ============      ============

All the inventories were purchased for identified system integration contracts.

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

As of December 31, 2003 and December 31, 2002, amount due from stockholder represented travel advances to Mr. Yi He who is a director and stockholder of the Company.

As of December 31, 2003 and December 31, 2002, the amounts due to stockholders represented advances from stockholders.

RELATED PARTY TRANSACTIONS

During the year, net sales derived from an affiliate (note 8) was $184,000 (2002: $117,863). As of December 31, 2003 and 2002, accounts receivable from the affiliate was $0 and $9,088, respectively.

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET

                                     DECEMBER 31,      DECEMBER 31,
                                        2003               2002
                                     ------------      ------------
Building                             $    155,648      $    155,648
Computer and office equipment             376,132           288,344
Motor vehicles                            165,718           183,725
Leasehold improvements                          -            35,880
                                     ------------      ------------
                                          697,498           663,597
Less: Accumulated depreciation           (230,710)         (198,840)
                                     ------------      ------------
                                     $    466,788      $    464,757
                                     ============      ============

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company. By a stockholders' resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. The building has been pledged as collateral for the mortgage loan granted to Mr. Yi He. The related mortgage still remains in the name of Mr. Yi He, however, the Company has agreed to pay Mr. Yi He amounts equal to the required mortgage payments. As of 31 December 2003, the amount of the mortgage loan is $53,010 ($62,067 as of December 31, 2002) and is included in "Amounts due to stockholders" on the balance sheet.

NOTE 8 - INVESTMENT IN AFFILIATE

The Company invested $760,870 in a privately held PRC company for a 17.8% equity interest. The Company records the investment at cost because it does not have the ability to exercise significant influence over the investee.

NOTE 9 - GOODWILL

The Company accounted for the acquisition in accordance with SFAS No. 141 "Business Combinations", which resulted in the recognition of goodwill. Goodwill represents the excess of acquisition cost over the estimated fair value of net assets acquired as of August 27, 2001 as described in Note 1. The acquisition cost is based upon a value of $0.34 per share, the closing price of Forlink's common stock on January 11, 2001 (date of the agreement of Plan of Reorganization), plus a value of $0.15 per option determined using a Black Scholes model on January 11, 2001.

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 9 - GOODWILL - CONTINUED

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

As of December 31, 2003, the Company completed the annual impairment test. Based on the result of the first step of the test, the Company believes that there was no further impairment of goodwill as of December 31, 2003.

NOTE 10 - OTHER PAYABLES AND ACCRUED EXPENSES

                                     DECEMBER 31,      DECEMBER 31,
                                         2003              2002
                                     ------------      ------------
Other payables                       $     46,055      $     52,358
Accrued salaries & wages                  155,446           156,395
Other accrued expenses                     67,305            63,665
                                     ------------      ------------
                                     $    268,806      $    272,418
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

No provision for EIT was made for BFHX as it had not commenced operations during the year.

No provision for Hong Kong profits tax was made for FTHK as it had no assessable profit during the year.

Income tax represents current PRC income tax which is calculated at the statutory income tax rate on the assessable income for the year ended December 31, 2003 and 2002.

The difference between the statutory rate and the effective rate relates principally to nondeductible expenses and nontaxable income.

The provision for income tax consisted of:

                                     DECEMBER 31,      DECEMBER 31,
                                         2003              2002
                                     ------------      ------------
Current PRC corporate income tax     $     86,363      $      5,546
Deferred tax                                    -                 -
                                     ------------      ------------
Provision for income tax             $     86,363      $      5,546
                                     ============      ============

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 12 - OTHER TAXES PAYABLE

Other taxes payable comprise mainly Valued-Added Tax ("VAT") and Business Tax ("BT"). The Company is subject to output VAT levied at the rate of 17% of its operating revenue. The input VAT paid on purchases of materials and other direct inputs can be used to offset the output VAT levied on operating revenue to determine the net VAT payable or recoverable. BT is charged at a rate of 5% on the revenue from other services.

In respect of revenue on sales of the Company's self-developed and copyright registered software, if the net amount of value added tax payable exceeds 3% of the software sales, the excess portion of value added tax can be refunded upon the Company's application as part of the government's policy for encouragement of software development in PRC. The Company therefore enjoys an effective net value added tax rate of 3% from this kind of revenue. The refund included in other income was $296,927 and $56,100 for 2003 and 2002 respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

During the years ended December 31, 2003 and 2002, the Company incurred lease expenses amounting to $361,122 and $313,002 respectively. As of December 31, 2003 and 2002, the Company had commitments under non-cancellable operating leases, requiring annual minimum rentals as follows:

                                       DECEMBER 31,      DECEMBER 31,
                                          2003               2002
                                       ------------      ------------
January 1, 2003 to December 31, 2003   $          -      $     54,945
January 1, 2004 to December 31, 2004         95,441
January 1, 2005 to December 31, 2005         23,531                 -
                                       ------------      ------------
                                       $    118,972      $     54,945
                                       ============      ============

PURCHASE COMMITMENT

As of December 31, 2003, the Company had commitments of $4,080,308 (2002: Nil) under purchase of hardware contracts which hardware would be used for identified system integration contracts.

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 14 - PURCHASE BACK OF COMMON STOCK

On February 20, 2003, the Company purchased back 4,300,000 and 4,000,000 shares of the Company's own common stock from two stockholders respectively, at a consideration of US$0.026 per share. These transactions were financed by the Company's cash at bank.

NOTE 15 - STOCK PLAN

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

The following table summarizes the activity on stock options under the Plan:

                                                                                  WEIGHTED AVERAGE
                                                            NUMBER OF SHARES       EXERCISE PRICE
Outstanding at December 31, 2001                               1,337,000                $1.00
Granted                                                        1,968,000                $2.28
Exercised                                                              0                    0
Forfeited or Cancelled                                           631,000                $5.00
Outstanding at December 31, 2002                               1,337,000                $1.00
Outstanding at December 31, 2003                               1,337,000                $1.00

All outstanding options at December 31, 2003 and December 31, 2002 are exercisable.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Forlink re-priced 337,000 stock options on September 21, 2000, and reduced the exercise price to $1 per share, the then-current market price of the stock. Under the Interpretation, the options are accounted for as variable from September 21, 2000 until the options are exercised, forfeited or expire unexercised. Since September 21, 2000, the market price of the Forlink's stock decreased to a level lower than the exercise price. Accordingly, there are no effects of adopting the Interpretation for the year ended December 31, 2003.

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 15 - STOCK PLAN - CONTINUED

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

On July 20, 2000, 100,000 shares of common stock were issued to the Attorneys. The market value as of that date was $4.00 per share. Expense is recorded based on the fair value of the stock at grant date and recognized over the service period of the contract. Up to date, the options have not been issued to the Attorneys. However, on September 21, 2000, the terms of the agreement were changed to issue 500,000 options at $1. The value of the options was recognized as expense over the service period of the contract. As the related services have been completed on April 30, 2001, no expenses was recognized in the consolidated statement of operations for 2003 and 2002.

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

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 15 - STOCK PLAN - CONTINUED

On August 16, 2002, the Company established a plan of stock-based compensation incentives for selected eligible participants of the Company and its affiliated corporations. This plan is known as the "Forlink Software Corporation, Inc. 2002 Stock Plan" (the "Plan 2002"). The total number of shares of common stock reserved for issuance by Forlink either directly as stock awards or underlying options granted under the Plan 2002 shall not be more than 8,000,000. Under the terms of the Plan 2002, options can be issued to purchase shares of Forlink's common stock. The Board of Directors shall determine the terms and conditions of each option granted to eligible participants, which terms shall be set forth in writing. The terms and conditions so set by the Board of Directors may vary from one eligible participant to another.

In the quarter ended September 30, 2003, the Board of Directors determined to grant to the Company's employees 3,457,500 number of stock options to purchase the Company's shares of common stock, $0.001 par value, at an exercise price of $0.10 per share. Except for 800,000 number of stock options would be granted to an employee with 5 years vesting period, 2,657,500 number of stock options would be granted to employees with 3 years vesting period. As at the latest practicable date, March 2, 2004, the Company has not completed the documentation in respect of the options to be issued.

NOTE 16 - CONCENTRATION OF A CUSTOMER

During the year, Customer A accounted for more than 10% of total sales:

                                                                           YEAR ENDED DECEMBER 31,
                                                                         2003                   2002
                                                                     ------------           -----------
Net sales derived from Customer A                                    $  8,999,662           $ 8,229,159
                                                                     ============           ===========
% to total net sales                                                           96%                   88%
                                                                     ============           ===========
Account receivable from Customer A                                        536,394               952,244
                                                                     ============           ===========
% to total accounts receivable                                                 91%                   92%
                                                                     ============           ===========

NOTE 17 - SUBSEQUENT EVENT

On February 13, 2004, the deregistration of Slait was approved by the relevant PRC authority and accordingly Slait was officially dissolved since then. Slait's net assets of $185,450, mainly representing cash, were transferred to BFHX before the date of dissolution.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

As of December 31, 2003, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors (if applicable) were as follows:

Name                          Age     Position                                           Director Since
--------------                ---     -----------------------------------------          --------------
Yi He                         37      Chief Executive Officer, Chairman and              August 2001
                                      Director

Honkeung Lam                  51      Chief Financial Officer, Chief Accounting          August 2001
                                      Officer, Secretary and Director

Xiaoxia Zhao *                39      Former President and former Director               November 1999

Guoliang Tian                 64      Director                                           May 2003

Yu Fang                       58      Director                                           May 2003


* Subsequent to the end of the period covered by this annual report, on February 23, 2004, Mr. Xiaoxia Zhao resigned as an officer and director.

As of the date of filing of this report, the current directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors (if applicable) are as follows:

Name                          Age     Position                                           Director Since
--------------                ---     -----------------------------------------          --------------
Yi He                         37      Chief Executive Officer, Chairman, President       August 2001
                                      and Director

Honkeung Lam                  51      Chief Financial Officer, Chief Accounting          August 2001
                                      Officer, Secretary and Director

Guoliang Tian                 64      Director                                           May 2003

Yu Fang                       58      Director                                           May 2003

The Company's directors hold office until their successors are elected and qualified. The Company's officers are appointed annually by the Board of Directors and serve at the pleasure of the Board.

Yi He has been a director of the Company since August 2001. From January 1998 to August of 2001, Mr. He was the Founder, Chairman and President of Beijing SLAIT Science & Technology Development Limited Co. From March 1993 to January 1998, Mr. He was the President of Beijing Sunny Computer System Engineering Co. Mr. He has a Master Degree in Computer Science from Peking University.

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

Guoliang Tian has been a director since May 2003. Currently, Mr. Tian is a Professor with the Institute of Remote Sensing Applications at the Chinese Academy of Sciences, where he has been employed since 1986, in charge of the study of natural disaster monitoring and assessment. His areas of experience and interest involve the use of remote sensing data to research and monitor geographic and atmospheric changes. He has published 105 papers and 4 books. In 1965, Mr. Tian received a degree in physics from Jilin University of China.

Yu Fang has been a director since May 2003. Currently Mr. Fang is a Professor at Peking University, where he has been employed since 1987. He has served as the Vice Director of the Institute of Remote Sensing and Geographic Information System at Peking University since 2001. From 1982 until 2000, he worked in the Department of Computer Science & Technology at Peking University, and served as Vice Chairman of the Department of Computer Science & Technology at Peking University from 1987 to 1999. His areas of experience and interest are software engineering, geographic information systems, management information systems, and parallel processing and distribution systems. He has written 68 articles and 5 books. In 1982, Mr. Fang received a Masters Degree in Computer Science at Peking University after graduating from the Department of Mathematics at Peking University in 1968.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT DISCLOSURE

The Company does not have a separately-designated standing audit committee at this time because it is not required to do so. Accordingly, the Company does not have an audit committee financial expert.

CODE OF ETHICS

The Company has not adopted a formal code of ethics because all of its executive officers are also directors, who are already subject to ethical and fiduciary standards imposed by law. However, the Company intends to develop a formal code of ethics that will apply to all of its employees (including its executive officers). Upon completion, the Company will provide to any person, without charge, upon request, a copy of the code of ethics. Any such request must be made in writing to the Company, c/o Investor Relations, 9/F, Fang Yuan Mansion, No. 56 ZhongGuanCun South Road Yi, Haidian District, Beijing, China, 100044.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that, during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders were in compliance with SEC regulations.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information about compensation paid to, or accrued for the benefit of the Company's Chief Executive Officer during the years ended December 31, 2003, 2002, and 2001. None of the Company's executive officers earned more than $100,000 during the years ended December 31, 2003, 2002, and 2001.

                           Summary Compensation Table

                                                                   Annual Compensation
                                                           ---------------------------------------
                  (a)                         (b)            (c)           (d)             (e)
                 Name                        Year                                        Other
                 And                        Ended                                        Annual
               Principal                   December        Salary         Bonus       Compensation
               Position                       31             ($)           ($)            ($)
------------------------------------       --------        -------        -----       ------------
Yi He, Chief Executive Officer (n1)          2003          $21,739         -0-            -0-
                                             2002          $27,108         -0-            -0-
                                             2001          $ 6,155         -0-            -0-

Xiaoxia Zhao, Former Chief Executive         2003          $32,525         -0-            -0-
Officer (n1)                                 2002          $29,819         -0-            -0-
                                             2001          $21,826         -0-            -0-

                                                   Long Term Compensation
                                         ----------------------------------------
                                                    Awards                Payouts
                                         --------------------------       -------
           (a)                  (b)          (f)             (g)            (h)            (i)
          Name                 Year      Restricted                                        All
           And                Ended         Stock          Shares          LTIP           Other
        Principal            December     Award(s)       Underlying       Payouts     Compensation
        Position                31           ($)          Options           ($)            ($)
-----------------------      --------    ----------      ----------       -------     ------------
Yi He, Chief Executive         2003          -0-            -0-             -0-            -0-
Officer (n1)                   2002          -0-            -0-             -0-            -0-
                               2001          -0-            -0-             -0-            -0-

Xiaoxia Zhao, Former           2003          -0-            -0-             -0-            -0-
Chief Executive Officer        2002          -0-            -0-             -0-            -0-
(n1)                           2001          -0-            -0-             -0-            -0-

(n1) Yi He replaced Xiaoxia Zhao as the Company's Chief Executive Officer on May 15, 2003.

Because no options, stock appreciation rights or Long-Term Incentive Plans have been granted to any of the executive officers, the information and tables otherwise required by this Item which relate to such forms of compensation have been omitted.

EMPLOYMENT CONTRACTS

There are no formal employment agreements with any of the Company's executive officers.

COMPENSATION OF DIRECTORS

No compensation was paid by the Company to its Directors for any service provided as a Director during the year ended December 31, 2003. There are no other formal or informal understandings or arrangements relating to compensation; however, Directors may be reimbursed for all reasonable expenses incurred by them in conducting the Company's business. These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage.

EMPLOYEE BENEFIT AND CONSULTING SERVICES COMPENSATION PLANS

As of December 31, 2003, the Company had two Employee Benefit and Consulting Services Compensation Plans in effect:

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 17, 2004, the stock ownership of each person known to the Company to be the beneficial owner of five percent (5%) or more of the Company's Common Stock, each executive officer and director individually and all executive and directors of the Company as a group.

                                          Amount and Nature of     Percent Owned
                                               Beneficial        Beneficially and
  Name and Address of                          Ownership             of Record
   Beneficial Owner                               (n1)                 (n2)
---------------------                     --------------------   ----------------
Yi He *                                         25,800,000            33.6%

Honkeung Lam *                                  10,500,000            13.7%

Guoliang Tian *                                        -0-              --

Yu Fang *                                              -0-              --

Jing Zeng                                        5,760,000             7.5%
9/F Fang Yuan Mansion
No. 56 Zhongguancun South Rd Yi Haidian
District, Beijing, China

Xiaoxia Zhao                                     4,490,250             5.8%
231-2-501 Hui Xing Li
Chao Yang District
Beijing, China

All officers and directors of the               36,300,000            47.3%
Company as a group (four persons)

* An officer and/or director of the Company. The address for each officer and director is in care of the Company at 9/F Fang Yuan Mansion, No. 56 Zhongguancun South Rd Yi Haidian District, Beijing, China.

         (n1) Unless otherwise indicated, all shares are directly owned and investing power is held by the persons named in the table.

         (n2) Based upon 76,773,207 shares of Common Stock outstanding as of March 18, 2004.

EQUITY COMPENSATION PLAN INFORMATION

         The following information concerning the Company's equity compensation plan is as of the end of the year ended December 31, 2003:

                                                                                            Number of securities
                                                                                            available for future
                                Number of securities to be          Weighted-average        issuance under equity
                                  issued upon exercise of          exercise price of        compensation plans
                                   outstanding options,          options, warrants and      (excluding securities
                                    warrants and rights                  rights             reflected in column (a))
        Plan category                       (a)                           (b)                         (c)
-----------------------------   --------------------------       ---------------------      ------------------------
Equity compensation plans
approved by security holders               N/A                             N/A                        N/A

Equity compensation plans not
approved by security holders             1,337,000                       $1.00                      7,819,793

Total                                    1,337,000                       $1.00                      7,819,793

As of December 31, 2003, the Company had two Employee Benefit and Consulting Services Compensation Plans in effect:

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

See also Note 15 on page F-16 of the financial statements.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During the last two fiscal years, the Company entered into the following transactions in which an officer, director, or beneficial owner of more than 5% of the Company's voting securities had a material interest:

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

(a)      Exhibits

Exhibit
Number            Description
------            -----------
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

21.1              List of Subsidiaries. (Filed herewith).

31.1              Section 302 Certification by the Corporation's Chief Executive
                  Officer. (Filed herewith).

31.2              Section 302 Certification by the Corporation's Chief Financial
                  Officer. (Filed herewith).

32.1              Section 906 Certification by the Corporation's Chief Executive
                  Officer. (Filed herewith).

32.2              Section 906 Certification by the Corporation's Chief Financial
                  Officer. (Filed herewith).

(b)      Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company's board of directors reviews and approves audit and permissible non-audit services performed by BDO McCabe Lo & Company ("BDO"), as well as the fees charged by BDO for such services. In its review of non-audit service fees and its appointment of BDO as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining BDO's independence. All of the services provided and fees charged by BDO in 2003 were pre-approved by the board of directors.

AUDIT FEES

The aggregate fees billed for professional services rendered by BDO for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for fiscal years 2003 and 2002 were $50,900 and $47,800, respectively.

AUDIT-RELATED FEES

There were no other fees billed by BDO during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed for professional services rendered by BDO Seidman for tax compliance services in fiscal years 2003 and 2002 were $6,500 and $700, respectively.

ALL OTHER FEES

There were no other fees billed by BDO during the last two fiscal years for products and services provided by BDO.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FORLINK SOFTWARE CORPORATION, INC.
Dated:  March 30, 2004

                                By: /s/ Yi He
                                    -------------------------------------------
                                    Yi He, Chief Executive Officer

Dated:  March 30, 2004

                                By: /s/ Honkeung Lam
                                    -------------------------------------------
                                    Honkeung Lam, Chief Financial and
                                    Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                By: /s/ Yi He
                                    -------------------------------------------
                                    Yi He, Director

                                Date: March 30, 2004

                                By: /s/ Honkeung Lam
                                    -------------------------------------------
                                    Honkeung Lam, Director

                                Date: March 30, 2004

                                By: /s/ Guoliang Tian
                                    -------------------------------------------
                                    Guoliang Tian, Director

                                Date: March 30, 2004

                                By: /s/ Yu Fang
                                    -------------------------------------------
                                    Yu Fang, Director

                                Date: March 30, 2004

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

         21.1     List of Subsidiaries. (Filed herewith).

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