Form 10QSB
period 2004-03-31
FORLINK SOFTWARE CORP INC
filed 2004-05-12
CIK 866458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

               For the quarterly period ended March 31, 2004

       [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from ________________ to_______________

               Commission file number: 0-18731

                       FORLINK SOFTWARE CORPORATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

              NEVADA                                      87-0438458
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

                               011-8610 8802 6368
                            -------------------------
                           (issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 26, 2004, the issuer had 76,773,207 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                                                 PAGE
                                                                                                 ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Forlink Software Corporation, Inc. Unaudited
         Consolidated Condensed Financial Statements for
         the Three Months ended March 31, 2004 and 2003                                           F-1

                  Consolidated Balance Sheets
                  March 31, 2004 (unaudited) and
                  December 31, 2003 (audited)                                                     F-2

                  Consolidated Statements of Operations
                  for the three months ended
                  March 31, 2004 and 2003 (unaudited)                                             F-3

                  Consolidated Statements of Cash Flows
                  for the three months ended
                  March 31, 2004 and 2003 (unaudited)                                             F-4

                  Notes to Consolidated Financial Statements (unaudited)                      F-5 - F-11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.                                                     2

ITEM 3.  CONTROLS AND PROCEDURES.                                                                 12

PART II - OTHER INFORMATION                                                                       13

SIGNATURES                                                                                        14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       FORLINK SOFTWARE CORPORATION, INC.
                        UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2004 AND 2003

                       FORLINK SOFTWARE CORPORATION, INC.

                           CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2004           2003
                                                                 ----           ----
                                                              (UNAUDITED)     (AUDITED)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                   $ 1,529,289    $ 2,837,997
  Accounts receivable                                             789,366        586,819
  Other receivables, deposits and prepayments (Note 3)            802,610        442,641
  Inventories (Note 4)                                             81,108      1,145,098
  Amount due from stockholder (Note 5)                              3,382         14,251
                                                              -----------    -----------

  Total current assets                                          3,205,755      5,026,806

Property, plant and equipment (Note 6)                            496,623        466,788
Investment in affiliate (Note 7)                                  760,870        760,870
Goodwill (Note 8)                                               1,684,023      1,684,023
                                                              -----------    -----------

TOTAL ASSETS                                                  $ 6,147,271    $ 7,938,487
                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                            $    99,077    $ 1,097,428
  Amounts due to stockholders (Note 5)                            232,580        251,294
  Customer deposits                                               813,558      1,777,772
  Other payables and accrued expenses (Note 9)                    184,296        268,806
  Income tax payable (Note 10)                                     58,034         14,700
  Other taxes payable (Note 11)                                    30,501        129,911
                                                              -----------    -----------

  Total current liabilities                                     1,418,046      3,539,911
                                                              -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, par value $0.001 per share;
    100,000,000 shares authorized; 85,073,207 shares issued
      and 76,773,207 shares outstanding, respectively              85,073         85,073
   Treasury stock                                                (215,800)      (215,800)
  Additional paid-in capital                                    8,934,812      8,934,812
  Accumulated losses                                           (4,074,860)    (4,405,509)
                                                              -----------    -----------

  Total stockholders' equity                                    4,729,225      4,398,576
                                                              -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 6,147,271    $ 7,938,487
                                                              ===========    ===========

See accompanying notes to unaudited consolidated condensed financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in US Dollars)

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                    2004            2003
                                                    ----            ----
                                                 (UNAUDITED)     (UNAUDITED)
NET SALES                                       $  5,528,909    $    725,836

COST OF SALES                                     (4,065,487)       (515,603)
                                                ------------    ------------

GROSS PROFIT                                       1,463,422         210,233
                                                ------------    ------------

SELLING EXPENSES                                    (228,754)        (72,580)

RESEARCH AND DEVELOPMENT EXPENSES                   (267,332)       (199,382)

GENERAL AND ADMINISTRATIVE EXPENSES                 (591,780)       (342,074)
                                                ------------    ------------

TOTAL OPERATING EXPENSES                          (1,087,866)       (614,036)
                                                ------------    ------------

OPERATING PROFIT/(LOSS)                              375,556        (403,803)

INTEREST INCOME                                        5,465             780

OTHER INCOME, NET (Note 11)                            7,414          12,665
                                                ------------    ------------

PROFIT/(LOSS) BEFORE INCOME TAX                      388,435        (390,358)

INCOME TAX (Note 10)                                 (57,786)              -
                                                ------------    ------------

NET PROFIT/(LOSS)                               $    330,649    $   (390,358)
                                                ============    ============

EARNINGS/(LOSS) PER SHARE - BASIC AND DILUTED   $      0.004    $          -
                                                ============    ============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                  76,773,207      81,384,318
                                                ============    ============

See accompanying notes to unaudited consolidated condensed financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase/(Decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)

                                                              THREE MONTHS ENDED MARCH 31,
                                                                  2004           2003
                                                                  ----           ----
                                                              (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                                           $   330,649    $  (390,358)
      Adjustments to reconcile net income/(loss) to
        net cash provided by/(used in) operating activities
      Depreciation of property, plant and equipment                13,789         20,120
      Change in:
        Accounts receivable                                      (202,547)       385,911
        Other receivables, deposits and prepayments              (359,969)       (28,044)
        Note receivable                                                 -         96,039
        Inventories                                             1,063,990        315,522
        Accounts payable                                         (998,351)        32,866
        Customer deposits                                        (964,214)       106,286
        Other payables and accrued expenses                       (84,510)       (40,234)
        Income tax payable                                         43,334         (3,841)
        Other taxes payable/recoverable                           (99,410)       (10,795)
                                                              -----------    -----------
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES            (1,257,239)       186,498
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property, plant and equipment                   (43,624)       (28,866)
                                                              -----------    -----------
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES               (43,624)       (28,866)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments from/(Advances to) stockholder                       10,869         50,120
   (Repayments to)/Advances from stockholders                     (18,714)        53,142
   Purchase back of common stock                                        -       (215,800)
                                                              -----------    -----------

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES                (7,845)      (112,538)
                                                              -----------    -----------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS           (1,308,708)        45,094

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                2,837,997        536,050
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 1,529,289    $   581,144
                                                              ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income tax paid                                                 14,452          3,841
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

As a result of the acquisition, the former owners of Slait hold a majority interest in the combined entity. Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a "reverse acquisition" whereby Slait is deemed to have purchased Forlink. However, Forlink remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes. The historical financial statements prior to August 28, 2001 are those of Slait. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Slait. Subsequent to the reverse acquisition, the principal activities of Slait have been shifted to Forlink Technologies Co., Ltd. ("FTCL") gradually. On February 13, 2004, Slait was officially dissolved in accordance with relevant PRC regulations.

On June 18, 2003, Forlink Technologies (Hong Kong) Limited ("FTHK") was incorporated in Hong Kong as a limited liability company with an authorized share capital of $129,032 (HK$1,000,000) divided into 1,000,000 ordinary shares of $0.129 (HK$1) each. At the time of incorporation, two ordinary shares of HK$1 each were issued to the subscribers. In December 2003, 999,998 ordinary shares were issued to Forlink, since then FTHK becomes a wholly owned subsidiary of Forlink. The principal activities of FTHK is investment holding and trading of computer products.

To comply with PRC laws and regulations Forlink will conduct its Internet value-added services in PRC via its Variable Interest Entity ("VIE"), namely Beijing Forlink Hua Xin Technology Co. Ltd. ("BFHX"). BFHX was established in PRC on September 19, 2003 as a limited liability company. The registered capital of BFHX is $120,733 (RMB1,000,000) and the fully paid up capital was $36,232 (RMB300,000) as of March 31, 2004. In accordance with a directors' resolution of Forlink passed on September 15, 2003, Mr. Yi He and Mr. Xiaoxia Zhao were entrusted as nominee owners of BFHX to hold 70% and 30% of the fully paid up capital of BFHX respectively on behalf of Forlink and Forlink is the primary beneficiary. Upon the request of Forlink, Mr. Yi He and Mr. Xiaoxia Zhao are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

In accordance with a registered capital transfer agreement dated and owners' resolutions of BFHX passed on February 16, 2004, Mr. Xiaoxia Zhao transferred the fully paid up capital of BFHX of $10,870 (RMB90,000) to Mr. Wei Li for $10,870. Mr. Yi He and Mr. Wei Li entered into agreements with Forlink on November 8, 2003 and March 18, 2004 respectively, under which agreements Mr. Yi He and Mr. Wei Li were entrusted as nominee owners of BFHX to hold 70% and 30% of the fully paid up capital of BFHX respectively on behalf of Forlink and Forlink is the primary beneficiary. Upon the request of Forlink, Mr. Yi He and Mr. Wei Li are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS - CONTINUED

The capital of BFHX are funded by FTCL and recorded as interest-free loans to Mr. Yi He and Mr. Wei Li. These loans were eliminated with capital of BFHX during consolidation. Mr. Yi He is a director and a major stockholder of Forlink. Mr. Xiaoxia Zhao is a former director and a major stockholder of Forlink. Mr. Wei Li is the administration manager of FTCL. BFHX has not commenced operations since the date of establishment.

Forlink, its wholly owned subsidiaries and VIE are collectively referred to as "the Company" hereafter.

The principal activities of the Company are the development and sale of network software systems and the provision of enterprise application system integration services in the PRC. The Company is also engaged in the sale of computer hardware.

NOTE 2 - PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of Forlink, its wholly owned subsidiaries and VIE for which Forlink is the primary beneficiary. All material intercompany transactions have been eliminated. The Company has adopted FASB Interpretation No. 46R (revised December 2003) "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46R"). FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns.

The accompanying financial data as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2003.

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003, have been made. The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

                   MARCH 31,    DECEMBER 31,
                      2004         2003
                      ----         ----
                   (UNAUDITED)   (AUDITED)
Other receivables   $ 54,575     $ 51,822
Deposits             728,514      344,509
Prepayments           19,511       46,310
                    --------     --------
                    $802,610     $442,641
                    ========     ========

NOTE 4 - INVENTORIES

                                  MARCH 31,  DECEMBER 31,
                                    2004         2003
                                    ----         ----
                                 (UNAUDITED)   (AUDITED)
Computer hardware and software   $   81,108   $1,145,098

All the inventories were purchased for identified system integration contracts.

NOTE 5 - RELATED PARTY

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

AMOUNTS DUE FROM/TO STOCKHOLDERS

The Company, from time to time, received from or made repayment to one major stockholder who is also the management of the Company. The amounts due from/to stockholders do not bear any interest and do not have clearly defined terms of repayment.

As of March 31, 2004 and December 31, 2003, amount due from stockholder represented travel advances to Mr. Yi He who is a director and stockholder of the Company.

As of March 31, 2004 and December 31, 2003, the amounts due to stockholders represented advances from stockholders.

RELATED PARTY TRANSACTIONS

During the period, net sales derived from an affiliate (note 7) was $66,123 (2003: $12,646).

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

                                 MARCH 31,   DECEMBER 31,
                                   2004         2003
                                   ----         ----
                                (UNAUDITED)   (AUDITED)
Building                         $ 155,648    $ 155,648
Computer and office equipment      412,575      376,132
Motor vehicles                     172,899      165,718
                                 ---------    ---------

                                   741,122      697,498
Less: Accumulated depreciation    (244,499)    (230,710)
                                 ---------    ---------

                                 $ 496,623    $ 466,788
                                 =========    =========

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company. By a stockholders' resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. The building has been pledged as collateral for the mortgage loan granted to Mr. Yi He. The related mortgage still remains in the name of Mr. Yi He, however, the Company has agreed to pay Mr. Yi He amounts equal to the required mortgage payments. As of March 31, 2004, the amount of the mortgage loan is $50,232 ($53,010 as of December 31, 2003) and is included in "Amounts due to stockholders" on the balance sheet.

NOTE 7 - INVESTMENT IN AFFILIATE

The Company invested $760,870 in a privately held PRC company for a 17.8% equity interest. The Company records the investment at cost because it does not have the ability to exercise significant influence over the investee.

NOTE 8 - GOODWILL

The Company accounted for the acquisition in accordance with SFAS No. 141 "Business Combinations", which resulted in the recognition of goodwill. Goodwill represents the excess of acquisition cost over the estimated fair value of net assets acquired as of August 27, 2001 as described in Note 1. The acquisition cost is based upon a value of $0.34 per share, the closing price of Forlink's common stock on January 11, 2001 (date of the agreement of Plan of Reorganization), plus a value of $0.15 per option determined by using a Black Scholes model on January 11, 2001.

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
                                                      ===========

As the acquisition was completed after June 30, 2002, no amortization of goodwill was necessary in accordance with SFAS No. 142 "Goodwill and other Intangible Assets".

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

NOTE 9 - OTHER PAYABLES AND ACCRUED EXPENSES

                           MARCH 31,   DECEMBER 31,
                             2004         2003
                             ----         ----
                          (UNAUDITED)   (AUDITED)
Other payables             $ 56,597     $ 46,055
Accrued salaries & wages    114,422      155,446
Other accrued expenses       13,277       67,305
                           --------     --------
                           $184,296     $268,806
                           ========     ========

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 10 - INCOME TAX

According to the relevant PRC tax rules and regulations, FTCL and BFHX, being recognized New Technology Enterprises operating within a New and High Technology Development Zone, are entitled to an Enterprise Income Tax ("EIT") rate of 15%.

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and State Tax Bureau respectively, FTCL, being a recognized New Technology Enterprise, is eligible to full exemption from EIT for fiscal years 1999, 2000, 2001 and 2002. FTCL is also eligible to 50% EIT reduction at the rate of 7.5% for fiscal years 2003, 2004 and 2005.

Pursuant to an approval document dated January 19, 2004 issued by State Tax Bureau, BFHX, being a recognized New Technology Enterprise, is eligible to full exemption from EIT for fiscal years 2004, 2005 and 2006.

Hong Kong profits tax is calculated at 17.5% on the estimate assessable profits of FTHK for the period.

Income tax represents current PRC EIT and Hong Kong profits tax which are calculated at the statutory income tax rate on the assessable income for the three months ended March 31, 2004 and 2003.

The difference between the statutory rate and the effective rate relates principally to nondeductible expenses and nontaxable income.

The provision for income tax consisted of:

                                    MARCH 31,   DECEMBER 31,
                                       2004        2003
                                       ----        ----
                                   (UNAUDITED)   (AUDITED)
Current PRC corporate income tax
   and Hong Kong profits tax         $57,786     $      -
Deferred tax                               -            -
                                     -------     --------

Provision for income tax             $57,786     $      -
                                     =======     ========

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

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 11 - OTHER TAXES PAYABLE - CONTINUED

In respect of revenue on sales of the Company's self-developed and copyright registered software, if the net amount of value added tax payable exceeds 3% of the software sales, the excess portion of value added tax can be refunded upon the Company's application as part of the government's policy for encouragement of software development in PRC. The Company therefore enjoys an effective net value added tax rate of 3% from this kind of revenue. The refund included in other income was $7,414 and $12,665 for the three months ended March 31, 2004 and 2003 respectively.

NOTE 12 - STOCK PLAN

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

In the quarter ended September 30, 2003, the Board of Directors determined to grant to the Company's employees 3,457,500 number of stock options to purchase the Company's shares of common stock, $0.001 par value, at an exercise price of $0.10 per share. Except for 800,000 number of stock options would be granted to an employee with 5 years vesting period, 2,657,500 number of stock options would be granted to employees with 3 years vesting period. As at the latest practicable date, April 23, 2004, the Company has not completed the documentation in respect of the options to be issued.

NOTE 13 - CONCENTRATION OF A CUSTOMER

During the year, Customer A accounted for more than 10% of total sales:

                                    THREE MONTHS ENDED MARCH 31,
                                        2004          2003
                                        ----          ----
                                     (UNAUDITED)   (UNAUDITED)
Net sales derived from Customer A    $5,322,990    $  697,546
                                     ==========    ==========

% to total net sales                         96%           96%
                                     ==========    ==========

Account receivable from Customer A      687,244       618,879
                                     ==========    ==========

% to total accounts receivable               87%           95%
                                     ==========    ==========

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

OVERVIEW

We are a leading provider of software solutions and information technology services in China (the "PRC" or "China"). We focus on providing OSS (Operation Support System) and RMS (Resources Management System) solutions and products for telecommunication companies and software and information technology outsourcing services for companies in other industries.

On August 28, 2001, we completed the acquisition of Beijing Slait Science & Technology Development Limited Co. ("Slait"). Slait is engaged in the development and sale of network software systems and provision of enterprise application system integration services for telecommunication companies and network services providers in China. Slait is also engaged in the sale of computer hardware. Subsequent to the acquisition, the principal activities of Slait have been gradually shifted to Forlink Technologies Co., Ltd. ("FTCL"). On February 13, 2004, Slait was officially dissolved in accordance with relevant PRC regulations.

To comply with PRC laws and regulations Forlink will conduct its Internet value-added services in PRC via its Variable Interest Entity ("VIE"), namely Beijing Forlink Hua Xin Technology Co. Ltd. ("BFHX"). BFHX was established in PRC on September 19, 2003 as a limited liability company. The registered capital of BFHX is $120,733 (RMB1,000,000) and the fully paid up capital was $36,232 (RMB300,000) as of March 31, 2004. Mr. Yi He and Mr. Wei Li were entrusted as nominee owners of BFHX to hold 70% and 30% of the fully paid up capital of BFHX respectively on behalf of Forlink and Forlink is the primary beneficiary. Upon the request of Forlink, Mr. Yi He and Mr. Wei Li are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

Mr. Yi He is a director and a major stockholder of Forlink. Mr. Wei Li is the administration manager of FTCL. BFHX has not commenced operations since the date of establishment.

We believe that there are opportunities for us to expand into new business areas and to grow our business both internally and through acquisitions. On June 18, 2003, Forlink Technologies (Hong Kong) Limited ("FTHK") was incorporated in Hong Kong as a limited liability company and subsequently, it became our wholly owned subsidiary in December 2003. The principal activity of FTHK is investment holding and trading of computer products.

REVENUES

Our business includes Forlink brand "For-series" software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, "For-series" related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

                                        Three Months Ended March 31      Year Ended December 31,
                                        ---------------------------   ----------------------------
                                            2004           2003           2003            2002
                                            ----           ----           ----            ----
Sales of For-series software            $    230,577    $  139,512    $  2,223,348    $    609,739
As a percentage of total revenue                 4.2%         19.2%           23.7%            6.5%

For-series related system integration   $  5,298,332    $  586,324    $  7,167,849    $  8,770,855
As a percentage of total revenue                95.8%         80.8%           76.3%           93.5%

As indicated in the foregoing table, "For-series" software sales increased 65% to $230,577 in the first quarter of 2004, from $139,512 in the first quarter of 2003, while revenue from system integration increased 804% to $5,298,332 in the first quarter of 2004, from $586,324 in the first quarter of 2003. These changes were mainly attributable to the completion of several large network solution projects which require a significant amount of hardware.

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

Software License Revenue

We generate revenue in the form of fees received from customers for licenses to use our software products for an agreed period of time.

COST OF REVENUES

Our costs of revenue include hardware costs, software-related costs and compensation and travel expenses for the professionals involved in the relevant projects. Hardware costs consist primarily of third party hardware costs. We recognize hardware costs in full upon delivery of the hardware to our customers. Software-related costs consist primarily of packaging and written manual expenses for our proprietary software products and software license fees paid to third-party software providers for the right to sublicense their products to our customers as part of our solutions offerings. The costs associated with designing and modifying our proprietary software are classified as research and development expenses as incurred.

OPERATING EXPENSES

Operating expenses are comprised of selling expenses, research and development expenses and general and administrative expenses.

Selling expenses include compensation expenses for employees in our sales and marketing departments, third party advertising expenses, as well as sales commissions and sales agency fees.

Research and development expenses relate to the development of new software and the modification of existing software. We expense such costs as they are incurred.

TAXES

According to the relevant PRC tax rules and regulations, FTCL and BFHX, being recognized as New Technology Enterprises operating within a New and High Technology Development Zone, are entitled to an Enterprise Income Tax ("EIT") rate of 15%.

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and State Tax Bureau respectively, FTCL, being a recognized New Technology Enterprise, is eligible for a full exemption from EIT for the fiscal years 1999, 2000, 2001 and 2002. FTCL is also eligible for a 50% EIT reduction at the rate of 7.5% for the fiscal years 2003, 2004 and 2005.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX, being a recognized as a New Technology Enterprise is eligible to full exemption from EIT for the fiscal years 2004, 2005 and 2006.

Hong Kong profits tax is calculated at 17.5% on the estimate assessable profits of FTHK for the period.

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

FOREIGN EXCHANGE

A majority of our hardware procured for system integration contracts and an operating lease contract are denominated in U.S. dollars, and substantially all of our revenues and expenses relating to system integration, software and service components of our business are denominated in Renminbi. The value of our shares will be affected by the foreign exchange rate between U.S. dollars and Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, a decline in the value of Renminbi could reduce the U.S. dollar equivalent of the value of the earnings from, and our investment in, our subsidiaries in the PRC; while an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce risks.

CONSOLIDATED RESULTS OF OPERATIONS

NET SALES.

Our net sales increased 662% to $5,528,909 in the first quarter of 2004, from $725,836 in the first quarter of 2003. This increase was attributable to revenue from significant hardware delivery for several network solution projects in the first quarter.

COST OF SALES.

Our cost of sales increased 688% to $4,065,487 in the first quarter of 2004, from $515,603 in the first quarter of 2003. The increase in cost of sales was mainly attributable to the significant hardware costs in the first quarter.

GROSS PROFIT.

Gross profit increased 596% to $1,463,422 in the first quarter of 2004, from $210,233 in the first quarter of 2003. Gross profit margin in the first quarter of 2004 decreased to 26%, as compared to 29% in the first quarter of 2003. This decrease was primarily due to the lower gross margin associated with hardware sales.

OPERATING EXPENSES.

Total operating expenses increased 77% to $1,087,866 in the first quarter of 2004, from $614,036 in the first quarter of 2003. This increase resulted largely from increased selling expenses.

Selling expenses increased 215% to $228,754 in the first quarter of 2004, from $72,580 in the first quarter of 2003. This increase was primarily due to our increased advertising expenses and sales efforts.

Research and development expenses increased 34% to $267,332 in the first quarter of 2004 from $199,382 in the first quarter of 2003. This increase was attributable to our increasing expenditure on developing new products and solutions and modification of existing software products.

General and administrative expenses increased 73% to $591,780 in the first quarter of 2004, from $342,074 in the first quarter of 2003. The increase was primarily due to our expanded company size and operations.

OPERATING PROFIT (LOSS).

Our operating profit increased to $375,556 in the first quarter of 2004 from an operating loss of $403,803 in the first quarter of 2003. Our operating margin for the first quarter was 7%. Our improved operating result was attributable to our ability to increase net sales without significantly increase operating expenses.

OTHER INCOME

Our other income decreased 41% to $7,414 in the first quarter of 2004, from $12,665 in the first quarter of 2003. This decrease was mainly due to our decreased software sales in the first quarter. Our other income comes from a value added tax refund associated with software sales. Software sales in China are subject to a 17% value added tax, however, companies that develop their own software and have the software registered are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software sales, the excess portion of the value added tax is refundable upon our application to tax authority. This policy is effective until 2010.

NET INCOME (LOSS).

We recorded a net income of $330,649, or basic and diluted earnings of $0.004 per share, for the quarter ended March 31, 2004, from a net loss of $390,358 in the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements are primarily working capital requirements related to costs of hardware for network solution projects and costs associated with the expansion of our business. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to hardware vendors are due. However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements. We have historically financed our working capital and other financing requirements through careful management of our billing cycle and, to a limited extent, bank loans.

Our accounts receivable balance at December 31, 2003 was $789,366.

At the end of the first quarter, our days sales outstanding were 13 days, as compared to 22 days at the end of December 31, 2003. The improvement in our Days Sales Outstanding is primarily attributable to our improved billing and collection efforts.

We ended the quarter with a cash position of $1,529,289. We had an operating cash outflow of $1,257,239 in the first quarter, mainly due to hardware procurement associated with several large network solution projects.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2004, we have not entered into any off-balance sheet arrangements with any individuals or entities.

CONTRACTUAL OBLIGATIONS

As of March 31, 2004, we had commitments under non-cancelable operating leases, requiring annual minimum rental payments as follows:

April 1, 2004 to March 31, 2005   $262,804
April 1, 2005 to March 31, 2006   $ 18,743

INVESTMENT ACTIVITIES

On December 18, 2003, the Company invested $760,870 in a privately held PRC company, All China Logistics Online Co., Ltd. ("All China"), a leading provider of logistic services in China, in exchange for a 17.8% equity interest. Through this investment, we have become the second largest shareholder of All China and its sole software solution provider. We recorded the investment at cost because we do not have the ability to exercise significant influence over All China. During the year, net sales derived from All China was $66,123 (2002: $12,646).

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

The Company, from time to time, received from or made repayment to one major stockholder who is also the management of the Company. The amounts due from/to stockholders do not bear any interest and do not have clearly defined terms of repayment.

As of March 31, 2004 and December 31, 2003, amount due from stockholder represented travel advances to Mr. Yi He who is a director and stockholder of the Company.

As of March 31, 2004 and December 31, 2003, the amounts due to stockholders represented advances from stockholders.

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

As of March 31, 2004, the amount of the mortgage loan is $50,232 ($53,010 as of December 31, 2003) and is included in "Amounts due to stockholders" on the balance sheet.

To comply with PRC laws and regulations Forlink will conduct its Internet value-added services in PRC via its Variable Interest Entity ("VIE"), namely Beijing Forlink Hua Xin Technology Co. Ltd. ("BFHX"). BFHX was established in PRC on September 19, 2003 as a limited liability company. The registered capital of BFHX is $120,733 (RMB1,000,000) and the fully paid up capital was $36,232 (RMB300,000) as of March 31, 2004. In accordance with a directors' resolution of Forlink passed on September 15, 2003, Mr. Yi He and Mr. Xiaoxia Zhao were entrusted as nominee owners of BFHX to hold 70% and 30% of the fully paid up capital of BFHX respectively on behalf of Forlink and Forlink is the primary beneficiary. Upon the request of Forlink, Mr. Yi He and Mr. Xiaoxia Zhao are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

In accordance with a registered capital transfer agreement dated and owners' resolutions of BFHX passed on February 16, 2004, Mr. Xiaoxia Zhao transferred the fully paid up capital of BFHX of $10,870 (RMB90,000) to Mr. Wei Li for $10,870. Mr. Yi He and Mr. Wei Li entered into agreements with Forlink on November 8, 2003 and March 18, 2004 respectively, under which agreements Mr. Yi He and Mr. Wei Li were entrusted as nominee owners of BFHX to hold 70% and 30% of the fully paid up capital of BFHX respectively on behalf of Forlink and Forlink is the primary beneficiary. Upon the request of Forlink, Mr. Yi He and Mr. Wei Li are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

The capital of BFHX are funded by FTCL and recorded as interest-free loans to Mr. Yi He and Mr. Wei Li. These loans were eliminated with capital of BFHX during consolidation. Mr. Yi He is a director and a major stockholder of Forlink. Mr. Xiaoxia Zhao is a former director and a major stockholder of Forlink. Mr. Wei Li is the administration manager of FTCL.

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

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of those financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenues and cost of revenues under customer contracts, bad debts, income taxes, investment in affiliate, long-lived assets, and goodwill. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Software license revenue is recognized over the accounting periods for the term of the relevant agreements.

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

Consolidation of VIE

The Company has adopted FASB Interpretation No. 46R (revised December 2003) "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46R"). FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns.

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

CURRENCY EXCHANGE RATE RISK DUE TO FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN U.S. DOLLARS AND RENMINBI

The functional currency of our operations is Renminbi and our financial statements are expressed in U.S. dollars. As a result, we are subject to the effects of exchange rate fluctuations between these currencies. Because of the unitary exchange rate system introduced in China on January 1, 1994, the official bank exchange rate for translation of Renminbi to U.S. dollars is set to US$1 to RMB8.28. Any future devaluation of the Renminbi against the U.S. dollars may have an adverse effect on our reported net income. As our operations are conducted in the PRC, substantially all our revenues, expenses, assets and liabilities are denominated in Renminbi, in general, our exposure to foreign exchange risks should be limited. However, the value in our shares may be affected by the foreign exchange rate between the U.S. dollars and the Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, a decline in the value of Renminbi could reduce the U.S. dollar equivalent of the value of the earnings from, and our investment in, our subsidiaries in the PRC; while an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce risks.

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

                                  FORLINK SOFTWARE CORPORATION, INC.

Date: May 12, 2004                By:   /s/ Yi He
                                     -------------------------------------------
                                     Yi He, Chief Executive Officer

Date: May 12, 2004                By:   /s/ Hongkeung Lam
                                     -----------------------------------------
                                     Hongkeung Lam, Chief Financial Officer

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