Form 10QSB
period 2004-06-30
FORLINK SOFTWARE CORP INC
filed 2004-08-13
CIK 866458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934

            For the quarterly period ended June 30, 2004

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ________________ to________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 9, 2004, the issuer had 76,773,207 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                                   PAGE
                                                                                   ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Forlink Software Corporation, Inc.
         Unaudited Consolidated Condensed Financial Statements
         For the Three and Six Months ended June 30, 2004 and 2003                  F-1

                  Consolidated Balance Sheets                                       F-2

                  Consolidated Statements of Operations                             F-3

                  Consolidated Statements of Cash Flows                             F-4

                  Notes to Consolidated Financial Statements (unaudited)        F-5 - F-12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.                                        2

ITEM 3.  CONTROLS AND PROCEDURES.                                                    13

PART II - OTHER INFORMATION                                                          14

SIGNATURES                                                                           15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       FORLINK SOFTWARE CORPORATION, INC.
                        UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                       FOR THE THREE AND SIX MONTHS ENDED
                             JUNE 30, 2004 AND 2003

                       FORLINK SOFTWARE CORPORATION, INC.

                           CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

                                                                JUNE 30,        DECEMBER 31,
                                                                  2004             2003
                                                               -----------     ------------
                                                               (UNAUDITED)       (AUDITED)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                    $ 1,152,300     $ 2,837,997
  Accounts receivable                                              802,560         586,819
  Other receivables, deposits and prepayments (Note 3)             662,385         442,641
  Inventories (Note 4)                                              37,754       1,145,098
  Amount due from stockholder (Note 5)                              21,498          14,251
                                                               -----------     ------------

  Total current assets                                           2,676,497       5,026,806

Property, plant and equipment (Note 6)                             633,648         466,788
Investment in affiliate (Note 7)                                   760,870         760,870
Goodwill                                                         1,684,023       1,684,023
                                                               -----------     ------------
TOTAL ASSETS                                                   $ 5,755,038     $ 7,938,487
                                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                             $    65,339     $ 1,097,428
  Amounts due to stockholders (Note 5)                             581,972         251,294
  Customer deposits                                                578,753       1,777,772
  Other payables and accrued expenses (Note 8)                     194,784         268,806
  Income tax payable (Note 9)                                       34,753          14,700
  Other taxes payable (Note 10)                                     23,858         129,911
                                                               -----------     ------------
  Total current liabilities                                      1,479,459       3,539,911
                                                               -----------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, par value $0.001 per share;
    100,000,000 shares authorized; 85,073,207 shares issued
      and 76,773,207 shares outstanding, respectively               85,073          85,073
  Treasury stock                                                  (215,800)       (215,800)
  Additional paid-in capital                                     8,934,812       8,934,812
  Accumulated losses                                            (4,528,506)     (4,405,509)
                                                               -----------     ------------
  Total stockholders' equity                                     4,275,579       4,398,576
                                                               -----------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 5,755,038     $ 7,938,487
                                                               ===========     ===========

See accompanying notes to unaudited consolidated condensed financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in US Dollars)

                                       THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                       ---------------------------     -------------------------
                                         2004             2003            2004            2003
                                         ----             ----            ----            ----
                                       (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
NET SALES                             $    585,278    $  5,824,768    $  6,114,187    $  6,550,604

COST OF SALES                             (359,728)     (4,712,271)     (4,425,215)     (5,227,874)
                                      ------------    ------------    ------------    ------------

GROSS PROFIT                               225,550       1,112,497       1,688,972       1,322,730
                                      ------------    ------------    ------------    ------------

SELLING EXPENSES                          (102,212)        (64,075)       (330,966)       (136,655)

RESEARCH AND DEVELOPMENT EXPENSES         (252,163)       (204,491)       (519,495)       (403,873)

GENERAL AND ADMINISTRATIVE EXPENSES       (335,306)       (184,610)       (927,086)       (526,684)
                                      ------------    ------------    ------------    ------------

TOTAL OPERATING EXPENSES                  (689,681)       (453,176)     (1,777,547)     (1,067,212)
                                      ------------    ------------    ------------    ------------

OPERATING PROFIT/(LOSS)                   (464,131)        659,321         (88,575)        255,518

INTEREST INCOME                              1,953           1,939           7,418           2,719

OTHER INCOME, NET (NOTE 10)                  2,353           1,277           9,767          13,942
                                      ------------    ------------    ------------    ------------

PROFIT/(LOSS) BEFORE INCOME TAX           (459,825)        662,537         (71,390)        272,179

PROVISION FOR INCOME TAX (NOTE 9)            6,179         (61,524)        (51,607)        (61,524)
                                      ------------    ------------    ------------    ------------

NET PROFIT/(LOSS)                     $   (453,646)   $    601,013    $   (122,997)   $    210,655
                                      ============    ============    ============    ============
EARNINGS/(LOSS) PER SHARE
  - BASIC AND DILUTED                 $     (0.006)   $      0.008    $     (0.002)   $      0.003
                                      ============    ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED       76,773,207      76,773,207      76,773,207      79,078,763
                                      ============    ============    ============    ============

See accompanying notes to unaudited consolidated condensed financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase/(Decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)

                                                              SIX MONTHS ENDED JUNE 30,
                                                             --------------------------
                                                                2004           2003
                                                                ----           ----
                                                             (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                                          $  (122,997)   $   210,655
    Adjustments to reconcile net income/(loss) to net cash
      provided by/(used in) operating activities
      Depreciation of property, plant and equipment               51,026         40,503
      Change in:

        Accounts receivable                                     (215,741)       105,856
        Other receivables, deposits and prepayments             (217,953)       (27,372)
        Note receivable                                                -        (96,039)
        Inventories                                            1,107,344        376,574
        Accounts payable                                      (1,032,089)       128,988
        Customer deposits                                     (1,199,019)      (156,347)
        Other payables and accrued expenses                      (74,022)      (109,180)
        Income tax payable                                        20,053         57,683
        Other taxes payable/recoverable                         (106,053)       (25,927)
                                                             -----------    -----------

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES           (1,789,451)       505,394
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property, plant and equipment                  (219,677)       (42,497)
                                                             -----------    -----------

NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES             (219,677)       (42,497)
                                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment from/(Advances to) stockholders                       (7,247)        48,912
  Advances from /(Repayment to) stockholders                     330,678         (2,053)
  Purchase back of common stock                                        -       (215,800)
                                                             -----------    -----------

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES              323,431       (168,941)
                                                             -----------    -----------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS          (1,685,697)       293,956

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               2,837,997        536,050
                                                             -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 1,152,300    $   830,006
                                                             ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income tax paid                                              $    31,555    $     3,841
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

On June 18, 2003, Forlink Technologies (Hong Kong) Limited ("FTHK") was incorporated in Hong Kong as a limited liability company with an authorized share capital of $129,032 (HK$1,000,000) divided into 1,000,000 ordinary shares of $0.129 (HK$1) each. At the time of incorporation, two ordinary shares of HK$1 each were issued to the subscribers. In December 2003, 999,998 ordinary shares were issued to Forlink, since then FTHK becomes a wholly owned subsidiary of Forlink. The principal activities of FTHK are investment holding and trading of computer products.

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS - CONTINUED

To comply with PRC laws and regulations Forlink will conduct its Internet value-added services in PRC via Beijing Forlink Hua Xin Technology Co. Ltd. ("BFHX"). BFHX was established in PRC on September 19, 2003 as a limited liability company. The registered capital of BFHX is $120,733 (RMB1,000,000) and the fully paid up capital was $36,232 (RMB300,000) as of June 30, 2004. In accordance with a directors' resolution of Forlink passed on September 15, 2003, Mr. Yi He and Mr. Xiaoxia Zhao were entrusted as nominee owners of BFHX to hold 70% and 30%, respectively, of the fully paid up capital of BFHX on behalf of Forlink and Forlink is the primary beneficiary. BFHX is considered a Variable Interest Entity ("VIE") and because Forlink is the primary beneficiary, Forlink's consolidated financial statements include BFHX. Upon the request of Forlink, Mr. Yi He and Mr. Xiaoxia Zhao are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

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

The capital of BFHX was funded by FTCL and recorded as interest-free loans to Mr. Yi He and Mr. Wei Li. These loans were eliminated with capital of BFHX during consolidation. Mr. Yi He is a director and a major stockholder of Forlink. Mr. Xiaoxia Zhao is a former director and a major stockholder of Forlink. Mr. Wei Li is the administration manager of FTCL. BFHX has not commenced operations since the date of establishment.

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

The accompanying financial data as of June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2003.

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003, have been made. The results of operations for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

                      JUNE 30,       DECEMBER 31,
                       2004             2003
                       ----             ----
                    (UNAUDITED)      (AUDITED)
Other receivables   $   121,277     $     51,822
Deposits                514,849          344,509
Prepayments              26,259           46,310
                    -----------     ------------
                    $   662,385     $    442,641
                    ===========     ============

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 4 - INVENTORIES


                                     JUNE 30,     DECEMBER 31,
                                      2004           2003
                                   ----------    -------------
                                   (UNAUDITED)     (AUDITED)
Computer hardware and software     $   37,754    $   1,145,098
                                   ==========    =============

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

AMOUNTS DUE FROM/TO STOCKHOLDERS

The Company, from time to time, received from or made repayment to one major stockholder who is also a member of the management of the Company. The amounts due from/to stockholders do not bear any interest and do not have clearly defined terms of repayment.

As of June 30, 2004 and December 31, 2003, the amount due from stockholder represented travel advances to Mr. Yi He, a director and stockholder of the Company.

As of June 30, 2004 and December 31, 2003, the amounts due to stockholders represented advances from stockholders.

RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2004, net sales derived from an affiliate (note 7) were $177,892 and 244,015 (2003: $21,203 and $33,849).

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

                                  JUNE 30,   DECEMBER 31,
                                   2004          2003
                                 ---------    ---------
                                (UNAUDITED)   (AUDITED)
Building                         $ 155,648    $ 155,648
Computer and office equipment      584,546      376,132
Motor vehicles                     172,899      165,718
                                 ---------    ---------

                                   913,093      697,498
Less: Accumulated depreciation    (279,445)    (230,710)
                                 ---------    ---------
                                 $ 633,648    $ 466,788
                                 =========    =========

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company. By a stockholders' resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. The building has been pledged as collateral for the mortgage loan granted to Mr. Yi He. The related mortgage still remains in the name of Mr. Yi He, however, the Company has agreed to pay Mr. Yi He amounts equal to the required mortgage payments. As of June 30, 2004, the amount of the mortgage loan is $49,127 ($53,010 as of December 31, 2003) and is included in "Amounts due to stockholders" on the balance sheet.

NOTE 7 - INVESTMENT IN AFFILIATE

The Company invested $760,870 in a privately held PRC company for a 17.8% equity interest. The Company records the investment at cost because it does not have the ability to exercise significant influence over the investee.

NOTE 8 - OTHER PAYABLES AND ACCRUED EXPENSES

                            JUNE 30,    DECEMBER 31,
                             2004          2003
                           --------     -----------
                          (UNAUDITED)    (AUDITED)
Other payables             $ 14,217      $ 46,055
Accrued salaries & wages    103,815       155,446
Other accrued expenses       76,752        67,305
                           --------      --------
                           $194,784      $268,806
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

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and State Tax Bureau respectively, FTCL, being recognized as a New Technology Enterprise, is eligible to full exemption from EIT for fiscal years 1999, 2000, 2001 and 2002. FTCL is also eligible to 50% EIT reduction at the rate of 7.5% for fiscal years 2003, 2004 and 2005.

Pursuant to an approval document dated January 19, 2004 issued by State Tax Bureau, BFHX, being recognized as a New Technology Enterprise, is eligible to full exemption from EIT for fiscal years 2004, 2005 and 2006.

Hong Kong profits tax is calculated at 17.5% on the estimate assessable profits of FTHK for the period.

Income tax represents current PRC EIT and Hong Kong profits tax which are calculated at the statutory income tax rate on the assessable income for the three and six months ended June 30, 2004 and 2003.

The difference between the statutory rate and the effective rate relates principally to nondeductible expenses and nontaxable income.

The provision for income tax consisted of:

                                   THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                   ---------------------------  -------------------------
                                        2004          2003         2004         2003
                                        ----          ----         ----         ----
                                     (UNAUDITED)   (UNAUDITED)  (UNAUDITED)  (UNAUDITED)
Current PRC corporate income tax
   and Hong Kong profits tax         $   (6,179)   $   61,524   $   51,607   $   61,524
Deferred tax                                  -             -            -            -
                                     ----------    ----------   ----------   ----------

Provision for income tax             $   (6,179)   $   61,524   $   51,607   $   61,524
                                     ==========    ==========   ==========   ==========

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 10 - OTHER TAXES PAYABLE

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

In respect of revenue on sales of the Company's self-developed and copyright registered software, if the net amount of value added tax payable exceeds 3% of the software sales, the excess portion of value added tax can be refunded upon the Company's application as part of the government's policy for encouragement of software development in PRC. The Company therefore enjoys an effective net value added tax rate of 3% from this kind of revenue. The refund included in other income were $2,353 and $9,767 and $1,277 and $13,942 for the three and six months ended June 30, 2004 and 2003 respectively.

NOTE 11 - STOCK PLAN

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

In the quarter ended September 30, 2003, the Board of Directors determined to grant to the Company's employees 3,457,500 number of stock options to purchase the Company's shares of common stock, $0.001 par value, at an exercise price of $0.10 per share. Except for 800,000 number of stock options would be granted to an employee with 5 years vesting period, 2,657,500 number of stock options would be granted to employees with 3 years vesting period. As at the latest practicable date, July 24, 2004, the Company has not completed the documentation in respect of the options to be issued.

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 12 - CONCENTRATION OF A CUSTOMER

During the period, Customer A accounted for more than 10% of total sales:

                                    THREE MONTHS ENDED JUNE 30,
                                       2004           2003
                                     --------      ----------
                                    (UNAUDITED)    (UNAUDITED)
Net sales derived from Customer A    $367,051      $5,811,234
                                     ========      ==========

% to total net sales                       63%             99%
                                     ========      ==========

Account receivable from Customer A    644,807         909,454
                                     ========      ==========

% to total accounts receivable             80%             97%
                                     ========      ==========

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

OVERVIEW

We are a leading provider of software solutions and information technology services in China (the "PRC" or "China"). We focus on providing Enterprise Application Integration (EAI) solutions for large companies in telecom, finance, and logistic industries. In May 2004, we launched For-online, which deliver enterprise applications and services over the Internet to Small and Medium-sized Enterprises (SMEs) in China. For-online is quickly becoming an important new channel for delivering and distributing our products and services to more customers.

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

To comply with PRC laws and regulations Forlink will conduct its Internet value-added services in PRC via Beijing Forlink Hua Xin Technology Co. Ltd. ("BFHX"). BFHX was established in PRC on September 19, 2003 as a limited liability company. The registered capital of BFHX is $120,733 (RMB1,000,000) and the fully paid up capital was $36,232 (RMB300,000) as of June 30, 2004. Mr. Yi He and Mr. Wei Li were entrusted as nominee owners of BFHX to hold 70% and 30%, respectively, of the fully paid up capital of BFHX on behalf of Forlink, and Forlink is the primary beneficiary. BFHX is considered a Variable Interest Entity ("VIE") and because Forlink is the primary beneficiary, Forlink's consolidated financial statements include BFHX. Upon the request of Forlink, Mr. Yi He and Mr. Wei Li are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

Mr. Yi He is a director and a major stockholder of Forlink. Mr. Wei Li is the administration manager of FTCL. BFHX has not commenced operations since the date of establishment.

We believe that there are opportunities for us to expand into new business areas and to grow our business both internally and through acquisitions. On June 18, 2003, Forlink Technologies (Hong Kong) Limited ("FTHK") was incorporated in Hong Kong as a limited liability company and subsequently it became our wholly owned subsidiary in December 2003. The principal activities of FTHK are investment holding and trading of computer products.

REVENUES

Our business includes Forlink brand "For-series" software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, "For-series" related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

                                        Six Months Ended June 30       Year Ended December 31,
                                        ------------------------       -----------------------
                                           2004          2003            2003            2002
                                           ----          ----            ----            ----
Sales of For-series software            $  423,564    $  400,776    $  2,223,348    $    609,739
As a percentage of net sales                     7%            6%           23.7%            6.5%

For-series related system integration   $5,690,623    $6,149,828    $  7,167,849    $  8,770,855
As a percentage of net sales                    93%           94%           76.3%           93.5%

As indicated in the foregoing table, sales of For-series software as a percentage of net sales increased from 6% in the first half of 2003 to 7% in the first half of 2004. For-series related system integration as a percentage of net sales decreased from 94% in the first half of 2003 to 93% in the first half of 2004. These changes were mainly attributable to our reduced hardware intensive projects and increased software sales.

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

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and State Tax Bureau, respectively, FTCL, being recognized as a New Technology Enterprise, is eligible for a full exemption from EIT for the fiscal years 1999, 2000, 2001 and 2002. FTCL is also eligible for a 50% EIT reduction at the rate of 7.5% for the fiscal years 2003, 2004 and 2005.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX, being recognized as a New Technology Enterprise, is eligible to full exemption from EIT for the fiscal years 2004, 2005 and 2006.

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

CONSOLIDATED RESULTS OF OPERATIONS

NET SALES.

Our net sales were $585,278 and $6,114,187, respectively, in the three- and six-month periods ended June 30, 2004, representing decreases of 90% and 7% against the comparable periods in 2003. These decreases were primarily attributable to our on-going efforts to reduce low profit margin hardware intensive projects, which effectively reduced revenue from hardware pass through. We anticipate this transition to be short and our revenue will pick up in future periods from high profit margin software intensive projects.

COST OF SALES.

Our cost of sales decreased 92% to $359,728, as compared to the same period in 2003. This decrease in costs of sales was primarily attributable to decreased hardware pass through.

GROSS PROFIT.

Our gross profit was $225,550 and $1,688,972, respectively, in the three- and six-month periods ended June 30, 2004, representing a decrease of 80% and an increase of 28% against the comparable periods in 2003. Gross profit margin increased to 39% and 28%, respectively, in the three- and six-month periods ended June 30, 2004, as compared to 19% and 20% in the comparable periods in 2003. The increase in both gross profit and gross profit margin in the first half of 2004 despite lower net sales was attributable to the significantly decreased Cost of Sales.

OPERATING EXPENSES.

Total operating expenses increased 52% to $689,681 in the three-month period ended June 30, 2004, from $453,176 in the comparable period in 2003. This increase resulted largely from increases in selling expenses and general and administrative expenses.

Selling expenses increased 60% and 142%, respectively, to $102,212 and $330,966 in the three- and six-month periods ended June 30, 2004, against the comparable periods in 2003. This increase was primarily due to our increased advertising expenses and sales efforts to market our newly established ASP (Application Service Provider) services "For-online", IT outsourcing services, as well as our EAI (Enterprise Application Integration) services.

Research and development expenses increased 23% and 29%, respectively, to $252,163 and $519,495, in the three- and six-month periods ended June 30, 2004, against the comparable periods in 2003 due to our continued focus on developing new products and solutions to increase our competitive advantages.

General and administrative expenses increased 82% and 76%, respectively, to $335,306 and $927,086, in the three- and six-month periods ended June 30, 2004, against the comparable periods in 2003. The increase was primarily due to expenses associated with establishing ASP services.

OPERATING PROFIT (LOSS).

Our operating losses were $464,131 and $88,575, respectively, in the three- and six-month periods ended June 30, 2004, representing decreases of 170% and 135% against the comparable periods in 2003. The operating losses were largely the result of increased operating expenses, as discussed above.

OTHER INCOME

Our other income were $2,353 and $9,767, respectively, in the three- and six-month periods ended June 30, 2004, representing an increase of 84% and a decrease of 30% against the comparable periods in 2003. Our other income comes from a value added tax refund associated with software sales. Software sales in China are subject to a 17% value added tax, however, companies that develop their own software and have the software registered are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software sales, the excess portion of the value added tax is refundable upon our application to tax authority. This policy is effective until 2010.

NET INCOME (LOSS).

We recorded a net loss of $453,646, or basic and diluted loss of $0.006 per share, for the quarter ended June 30, 2004.

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

Our accounts receivable balance at June 30, 2004 was $802,560.

At the end of the second quarter of 2004, our days sales outstanding were 24 days, as compared to 13 days at the end of the first quarter of 2004. The higher days sales outstanding was caused by the increased account receivables level.

We ended this quarter with a cash position of $1,152,300. We had negative operating cash flow of $1,789,451 in the first half year of 2004, primarily attributable to our paying down of account payable.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2004, we have not entered into any off-balance sheet arrangements with any individuals or entities.

CONTRACTUAL OBLIGATIONS

As of June 30, 2004, we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

July 1, 2004 to June 30, 2005        $214,333
July 1, 2005 to June 30, 2006        $ 54,624

INVESTMENT ACTIVITIES

On December 18, 2003, the Company invested $760,870 in a privately held PRC company, All China Logistics Online Co., Ltd. ("All China"), a leading provider of logistic services in China, in exchange for a 17.8% equity interest. Through this investment, we have become the second largest shareholder of All China and its sole software solution provider. We recorded the investment at cost because we do not have the ability to exercise significant influence over All China. During the three and six months ended June 30, 2004, net sales derived from All China were $177,892 and $244,015 (2003: $21,203 and $33,849).

RELATED PARTY TRANSACTIONS

On January 11, 2001, the Company entered into a Plan of Reorganization with Beijing Slait Science & Technology Development Limited Co. (hereinafter "Slait"), under the terms of which the Company acquired up to 100% of the outstanding equity of Slait. Pursuant to the Plan of Reorganization (the "Plan"), in August 2001, the Company acquired 100% of the registered and fully paid-up capital of Slait in exchange for 59,430,000 shares of restricted common stock of the Company. Under the terms of the Plan, three former beneficial owners of Slait, Yi He, Honkeung Lam and Jing Zeng were issued 25,800,000, 10,500,000 and 5,760,000, respectively, of the Company's shares. Additionally, at closing all of the Company's officers and directors resigned with the exception of Xiaoxia Zhao who remained as an officer and director and Yi He was appointed as President and Director and Honkeung Lam as Director of the Company.

The Company, from time to time, received from or made repayment to one major stockholder who is also a member of the management of the Company. The amounts due from/to stockholders do not bear any interest and do not have clearly defined terms of repayment.

As of June 30, 2004 and December 31, 2003, the amount due from stockholder represented travel advances to Mr. Yi He, a director and stockholder of the Company.

As of June 30, 2004 and December 31, 2003, the amounts due to stockholders represented advances from stockholders.

Mr. Yi He, an officer and director of the Company, purchased the building located in Chengdu on behalf of the Company. By a stockholders' resolution passed on March 8, 1999, it was ratified that the title to the building belonged to SLAIT. The building has been pledged as collateral for the mortgage loan granted to Mr. Yi He. The related mortgage still remains in the name of Mr. Yi He, however the Company has agreed to pay Mr. Yi He amounts equal to the required mortgage payments. As of June 30, 2004, the amount of the mortgage loan is $49,127 ($53,010 as of December 31, 2003) and is included in "Amounts due to stockholders" on the balance sheet.

To comply with PRC laws and regulations Forlink will conduct its Internet value-added services in PRC via Beijing Forlink Hua Xin Technology Co. Ltd. ("BFHX"). BFHX was established in PRC on September 19, 2003 as a limited liability company. The registered capital of BFHX is $120,733 (RMB1,000,000) and the fully paid up capital was $36,232 (RMB300,000) as of June 30, 2004. In accordance with a directors' resolution of Forlink passed on September 15, 2003, Mr. Yi He and Mr. Xiaoxia Zhao were entrusted as nominee owners of BFHX to hold 70% and 30% of the fully paid up capital of BFHX respectively on behalf of Forlink and Forlink is the primary beneficiary. BFHX is considered a variable interest entity ("VIE") and as Forlink is the primary beneficiary, Forlink's consolidated financial statements include BFHX. Upon the request of Forlink, Mr. Yi He and Mr. Xiaoxia Zhao are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

In accordance with a registered capital transfer agreement dated and owners' resolutions of BFHX passed on February 16, 2004, Mr. Xiaoxia Zhao transferred the fully paid up capital of BFHX of $10,870 (RMB90,000) to Mr. Wei Li for $10,870. Mr. Yi He and Mr. Wei Li entered into agreements with Forlink on November 8, 2003 and March 18, 2004 respectively, under which agreements Mr. Yi He and Mr. Wei Li were entrusted as nominee owners of BFHX to hold 70% and 30%, respectively, of the fully paid up capital of BFHX on behalf of Forlink, and Forlink is the primary beneficiary. Upon the request of Forlink, Mr. Yi He and Mr. Wei Li are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

The capital of BFHX was funded by FTCL and recorded as interest-free loans to Mr. Yi He and Mr. Wei Li. These loans were eliminated with capital of BFHX during consolidation. Mr. Yi He is an officer, director and a major stockholder of Forlink. Mr. Xiaoxia Zhao is a former director and a major stockholder of Forlink. Mr. Wei Li is the administration manager of FTCL.

In the opinion of the directors, except for the arrangements in connection with the purchase of the office in Chengdu, all the above transactions were negotiated at arm's length and entered into and executed under the normal course of business with no difference from those which would be negotiated with a clearly independent party. With respect to the purchase of the office in Chengdu, if Mr. Yi He would not have been able to obtain a mortgage for the property, the Company may not have been able to obtain one on its own and the financial resources may not have been available for the Company to purchase the property outright.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of those financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenues and cost of revenues under customer contracts, bad debts, income taxes, investment in affiliate, long-lived assets and goodwill. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine that these criteria will not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

However, in the quarter ended June 30, 2002, the closing trading price of our common stock had fallen to $0.05 per share, which indicated that there might be a potential impairment of goodwill since January 1, 2002. Therefore, we performed an additional impairment test as of June 30, 2002. As a result of the impairment test performed, which was based on the fair value of the Company as determined by the trading price of our common stock, an impairment of $5,308,760 was recorded. Because, the closing trading price of our common stock as of December 31, 2002 had fallen to $0.04 per share, a total impairment of $6,966,546 was recorded for the year ended December 31, 2002.

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

CURRENCY EXCHANGE RATE RISK DUE TO FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN U.S. DOLLARS AND RENMINBI

The functional currency of our operations is Renminbi and our financial statements are expressed in U.S. dollars. As a result, we are subject to the effects of exchange rate fluctuations between these currencies. Because of the unitary exchange rate system introduced in China on January 1, 1994, the official bank exchange rate for translation of Renminbi to U.S. dollars is set to US$1 to RMB8.28. Any future devaluation of the Renminbi against the U.S. dollars may have an adverse effect on our reported net income. As our operations are conducted in the PRC, substantially all our revenues, expenses, assets and liabilities are denominated in Renminbi. In general, our exposure to foreign exchange risks should be limited. However, the value in our shares may be affected by the foreign exchange rate between the U.S.

dollar and the Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, a decline in the value of Renminbi could reduce the U.S. dollar equivalent of the value of the earnings from, and our investment in, our subsidiaries in the PRC; while an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce risks.

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

However, during the quarter ended June 30, 2002, the closing trading price of our common stock had fallen to $0.05 per share, which indicated that there might be a potential impairment of goodwill since January 1, 2002. Therefore, we performed an additional impairment test as of June 30, 2002. As a result of the impairment test performed, which was based on the fair value of the Company as determined by the trading price of our common stock, an impairment of $5,308,760 was recorded. As the closing trading price of our common stock as of December 31, 2002 had fallen to $0.04 per share, a total impairment of $6,966,546 was recorded for the year ended December 31, 2002.

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

ITEM 1. LEGAL PROCEEDINGS. None.

ITEM 2. CHANGES IN SECURITIES. None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS. None.

ITEM 5. OTHER INFORMATION. On August 3, 2004, the Board of Directors established a written code of ethics that applies to the Company's senior executive and financial officers. A copy of the code of ethics is posted on the Corporation's web-site at www.forlink.com.

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

                                    FORLINK SOFTWARE CORPORATION, INC.

Date: August 11, 2004               By:   /s/ Yi He
                                       -----------------------------------------
                                       Yi He, Chief Executive Officer

Date: August 11, 2004               By:   /s/ Hongkeung Lam
                                       -----------------------------------------
                                       Hongkeung Lam, Chief Financial Officer

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