Form 10QSB
period 2004-09-30
FORLINK SOFTWARE CORP INC
filed 2004-11-15
CIK 866458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the quarterly period ended September 30, 2004

      [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                            For the transition period from         to
                                                           -------    -------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 10, 2004, the issuer had 76,773,207 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                                                 PAGE
                                                                                                 ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Forlink Software Corporation, Inc.
         Unaudited Consolidated Condensed Financial Statements
         For the Three and Nine Months ended September 30, 2004 and 2003

                  Consolidated Balance Sheets                                                     F-1

                  Consolidated Statements of Operations                                           F-2

                  Consolidated Statements of Cash Flows                                           F-3

                  Notes to Consolidated Financial Statements (unaudited)                      F-4 - F-13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.                                                     1

ITEM 3.  CONTROLS AND PROCEDURES.                                                                 12

PART II - OTHER INFORMATION                                                                       13

SIGNATURES                                                                                        14

                       FORLINK SOFTWARE CORPORATION, INC.

                           CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 2004           2003
                                                              -----------    -----------
                                                              (UNAUDITED)     (AUDITED)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                   $ 1,962,141    $ 2,837,997
  Accounts receivable                                             469,964        586,819
  Other receivables, deposits and prepayments (Note 3)            615,989        442,641
  Inventories (Note 4)                                             37,570      1,145,098
  Amount due from stockholder (Note 5)                             39,614         14,251
                                                              -----------    -----------
  Total current assets                                          3,125,278      5,026,806

Property, plant and equipment (Note 6)                            619,909        466,788
Investment in affiliate (Note 7)                                  760,870        760,870
Goodwill                                                        1,684,023      1,684,023
                                                              -----------    -----------
TOTAL ASSETS                                                  $ 6,190,080    $ 7,938,487
                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                            $    84,342    $ 1,097,428
  Amounts due to stockholders (Note 5)                            579,105        251,294
  Customer deposits                                               687,698      1,777,772
  Other payables and accrued expenses (Note 8)                    187,610        268,806
  Income tax payable (Note 9)                                      23,218         14,700
  Other taxes payable (Note 10)                                    24,291        129,911
                                                              -----------    -----------
  Total current liabilities                                     1,586,264      3,539,911
                                                              -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, par value $0.001 per share;
    100,000,000 shares authorized; 85,073,207 shares issued
      and 76,773,207 shares outstanding, respectively              85,073         85,073
   Treasury stock                                                (215,800)      (215,800)
  Additional paid-in capital                                    8,934,812      8,934,812
  Accumulated losses                                           (4,200,269)    (4,405,509)
                                                              -----------    -----------
  Total stockholders' equity                                    4,603,816      4,398,576
                                                              -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 6,190,080    $ 7,938,487
                                                              ===========    ===========

See accompanying notes to unaudited consolidated condensed financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in US Dollars)

                                                THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                   SEPTEMBER 30,                              SEPTEMBER 30,
                                      --------------------------------------     ---------------------------------------
                                            2004                 2003                  2004                  2003
                                      -----------------    -----------------     -----------------     -----------------
                                         (UNAUDITED)          (UNAUDITED)           (UNAUDITED)           (UNAUDITED)
NET SALES                             $  1,387,110         $  1,199,507          $  7,501,297          $  7,750,111

COST OF SALES                             (441,142)             (48,717)           (4,866,357)           (5,276,591)
                                      ------------         ------------          ------------          ------------
GROSS PROFIT                               945,968            1,150,790             2,634,940             2,473,520
                                      ------------         ------------          ------------          ------------
SELLING EXPENSES                           (99,961)             (73,691)             (430,927)             (210,346)

RESEARCH AND DEVELOPMENT EXPENSES         (286,493)            (198,635)             (805,988)             (602,508)

GENERAL AND ADMINISTRATIVE EXPENSES       (317,050)            (308,327)           (1,244,136)             (836,011)
                                      ------------         ------------          ------------          ------------
TOTAL OPERATING EXPENSES                  (703,504)            (580,653)           (2,481,051)           (1,648,865)
                                      ------------         ------------          ------------          ------------
OPERATING PROFIT/(LOSS)                    242,464              570,137               153,889               824,655

INTEREST INCOME                              1,366                  808                 8,784                 3,527

OTHER INCOME, NET (NOTE 10)                 72,871                1,768                82,638                15,710
                                      ------------         ------------          ------------          ------------
PROFIT/(LOSS) BEFORE INCOME TAX            316,701              572,713               245,311               843,892

PROVISION FOR INCOME TAX (NOTE 9)           11,536              (10,140)              (40,071)              (71,664)
                                      ------------         ------------          ------------          ------------
NET PROFIT/(LOSS)                     $    328,237         $    562,573          $    205,240          $    772,228
                                      ============         ============          ============          ============
EARNINGS/(LOSS) PER SHARE
  - BASIC AND DILUTED                 $      0.004         $      0.007          $      0.003          $      0.010
                                      ============         ============          ============          ============
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING
   - BASIC                              76,773,207           76,773,207            76,773,207            78,310,244
                                      ============         ============          ============          ============
   - DILUTED                            77,637,990           76,773,207            77,063,572            78,310,244
                                      ============         ============          ============          ============

See accompanying notes to unaudited consolidated condensed financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS

(Expressed in US Dollars)

                                                                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                             --------------------------
                                                                2004           2003
                                                             -----------    -----------
                                                             (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                                          $   205,240    $   772,228
    Adjustments to reconcile net income/(loss) to net cash
      provided by/(used in) operating activities
      Depreciation of property, plant and equipment               79,026         61,788
      Loss on disposal of property, plant and equipment            2,952              -
      Change in:
        Accounts receivable                                      116,855        217,164
        Other receivables, deposits and prepayments             (173,348)       (26,177)
        Inventories                                            1,107,528        314,079
        Accounts payable                                      (1,013,086)       131,130
        Customer deposits                                     (1,090,074)       (94,691)
        Other payables and accrued expenses                      (81,196)      (125,459)
        Income tax payable                                         8,518          6,299
        Other taxes payable/recoverable                         (105,620)       122,200
                                                             -----------    -----------
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES             (943,205)     1,378,561
                                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposal of property, plant and equipment         10,899              -
  Advances for note receivable                                         -       (494,589)
  Acquisition of property, plant and equipment                  (245,998)       (62,846)
                                                             -----------    -----------
NET CASH PROVIDED BY/(USED IN) BY INVESTING ACTIVITIES          (235,099)      (557,435)
                                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment from/(Advances to) stockholders                      (25,363)        72,850
  Advances from/(Repayment to) stockholders                      327,811         (4,334)
  Purchase back of common stock                                        -       (215,800)
                                                             -----------    -----------
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES              302,448       (147,284)
                                                             ===========    ===========
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS            (875,856)       673,842

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               2,837,997        536,050
                                                             -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 1,962,141    $ 1,209,892
                                                             ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income tax paid                                              $    31,555    $    65,365
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

To comply with PRC laws and regulations Forlink will conduct its Internet value-added services in PRC via Beijing Forlink Hua Xin Technology Co. Ltd. ("BFHX"). BFHX was established in PRC on September 19, 2003 as a limited liability company. The registered capital of BFHX is $120,733 (RMB1,000,000) and the fully paid up capital was $36,232 (RMB300,000) as of September 30, 2004. In accordance with a directors' resolution of Forlink passed on September 15, 2003, Mr. Yi He and Mr. Xiaoxia Zhao were entrusted as nominee owners of BFHX to hold 70% and 30%, respectively, of the fully paid up capital of BFHX on behalf of Forlink and Forlink is the primary beneficiary. BFHX is considered a Variable Interest Entity ("VIE") and because Forlink is the primary beneficiary, Forlink's consolidated financial statements include BFHX. Upon the request of Forlink, Mr. Yi He and Mr. Xiaoxia Zhao are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

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

On June 14, 2004, Forlink Technologies (Chengdu) Limited ("FTCD") was established as a limited liability company in Chengdu, PRC. In September 2004, FTHK invested $750,000 to FTCD, since then FTCD becomes a wholly owned subsidiary of FTHK. The registered capital of FTCD is $5,000,000 and the fully paid up capital was $750,000 as of September 30, 2004. FTCD has not commenced operations since the date of establishment.

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

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 2 - PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION - CONTINUED

The accompanying unaudited consolidated condensed financial data as of September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2003.

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003, have been made. The results of operations for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

                                       SEPTEMBER 30,          DECEMBER 31,
                                           2004                   2003
                                     ----------------      ----------------
                                        (UNAUDITED)            (AUDITED)
Other receivables                    $         80,202      $         51,822
Deposits                                      524,548               344,509
Prepayments                                    11,239                46,310
                                     ----------------      ----------------
                                     $        615,989      $        442,641
                                     ================      ================

On September 28, 2004, the Company entered into an agreement for the acquisition of 30% equity interest in Huntington Network Technologies (Beijing) Co., Limited, a privately held company established in the PRC, for a consideration of $36,232 (RMB300,000). As of September 30, 2004, $36,232 was paid and included in other receivables.

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 4 - INVENTORIES

                                           SEPTEMBER 30,          DECEMBER 31,
                                               2004                  2003
                                         ----------------       ----------------
                                            (UNAUDITED)            (AUDITED)
Computer hardware and software           $         37,570       $      1,145,098
                                         ================       ================

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

As of September 30, 2004 and December 31, 2003, amount due from stockholder represented travel advances to Mr. Yi He who is a director and stockholder of the Company.

As of September 30, 2004 and December 31, 2003, the amounts due to stockholders represented advances from stockholders.

RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2004, net sales derived from an affiliate (note 7) were $119,067 and $363,082 (2003: $15,728 and
$49,577).

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

                                         SEPTEMBER 30,           DECEMBER 31,
                                             2004                    2003
                                        ---------------        ---------------
                                         (UNAUDITED)              (AUDITED)
Building                                $       155,648        $       155,648
Computer and office equipment                   612,657                376,132
Motor vehicles                                  157,024                165,718
                                        ---------------        ---------------
                                                925,329                697,498
Less: Accumulated depreciation                 (305,420)              (230,710)
                                        ---------------        ---------------
                                        $       619,909        $       466,788
                                        ===============        ===============

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company. By a stockholders' resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. The building has been pledged as collateral for the mortgage loan granted to Mr. Yi He. The related mortgage still remains in the name of Mr. Yi He, however, the Company has agreed to pay Mr. Yi He amounts equal to the required mortgage payments. As of September 30, 2004, the amount of the mortgage loan is $46,870 ($53,010 as of December 31, 2003) and is included in "Amounts due to stockholders" on the balance sheet.

NOTE 7 - INVESTMENT IN AFFILIATE

The Company invested $760,870 in a privately held PRC company for a 17.8% equity interest. The Company records the investment at cost because it does not have the ability to exercise significant influence over the investee.

NOTE 8 - OTHER PAYABLES AND ACCRUED EXPENSES

                               SEPTEMBER 30,          DECEMBER 31,
                                   2004                  2003
                              --------------        --------------
                               (UNAUDITED)            (AUDITED)
Other payables                $       18,734        $       46,055
Accrued salaries & wages             131,670               155,446
Other accrued expenses                37,206                67,305
                              --------------        --------------
                              $      187,610        $      268,806
                              ==============        ==============

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

Income taxes represent current PRC EIT and Hong Kong profits tax which are calculated at the statutory income tax rate on the assessable income for the three and nine months ended September 30, 2004 and 2003.

The difference between the statutory rate and the effective rate relates principally to nondeductible expenses and nontaxable income.

The provision for income tax consisted of:

                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                             ------------------------------      ----------------------------
                                                 2004              2003             2004            2003
                                             ------------       -----------      -----------     ------------
                                              (UNAUDITED)       (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
Current PRC corporate income tax
   and Hong Kong profits tax                 $    (11,536)      $    10,140      $    40,471     $     71,664
Deferred tax                                            -                 -                -                -
                                             ------------       -----------      -----------     ------------
Provision for income tax                     $    (11,536)      $    10,140      $    40,471     $     71,664
                                             ============       ===========      ===========     ============

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

In respect of revenue on sales of the Company's self-developed and copyright registered software, if the net amount of value added tax payable exceeds 3% of the software sales, the excess portion of value added tax can be refunded upon the Company's application as part of the government's policy for encouragement of software development in PRC. The Company therefore enjoys an effective net value added tax rate of 3% from this kind of revenue. The refund included in other income were $72,871 and $82,638 and $1,768 and $15,710 for the three and nine months ended September 30, 2004 and 2003 respectively.

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

On September 7, 2004, 3,315,000 number of stock options were granted to the Company's employees to purchase the Company's shares of common stock, $0.001 par value, at an exercise price of $0.10 per share. Except for 800,000 number of stock options were granted to an employee with 5 years vesting period, 2,515,000 number of stock options were granted to employees with 3 years vesting period. The expiration date for 2,385,000 options is December 30, 2006 (the "December 2006 Options"). The expiration date for 130,000 options is June 30, 2007 (the "June 2007 Options"). The expiration date for 800,000 options is June 30, 2009 (the "June 2009 Options"). On September 7, 2004, 854,500 number of stock options were vested to employees. The market price of the stock as of September 7, 2004 was $0.10 per share.

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", but applies Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Under APB No. 25, when the exercise price of employee stock options equals the market price for the underlying stock on the date of grant, no compensation expense is recognized.

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 11 - STOCK PLAN - CONTINUED

The following table summarizes the activity on stock options under the Plan
2002:

                                                             WEIGHTED AVERAGE
AS OF SEPTEMBER 30, 2004            NUMBER OF SHARES          EXERCISE PRICE
------------------------            ----------------          --------------
Granted                                3,315,000                  $0.10
Vested                                   854,500                  $0.10
Exercised                                      0                      0
Forfeited or Cancelled                         0                      0
Outstanding                            3,315,000                  $0.10

All outstanding options at September 30, 2004 are exercisable.

Generally accepted accounting principles require companies that choose to account for stock option grants using the intrinsic value method to also determine the fair value of option grants using an option pricing model, such as the Black-Scholes model, and to disclose the impact of fair value accounting in a note to the financial statements. In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123." The Company did not elect to voluntarily change to the fair value based method of accounting for stock based employee compensation and record such amounts as charges to operating expense. The impact of recognizing the fair value of stock option grants and stock purchased under the Plan 2002 as an expense under FASB Statement No. 148 would be as follows:

                                                                       THREE MONTHS              NINE MONTHS
                                                                    ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                                           2004                     2004
                                                                    -------------------      ------------------
                                                                     (UNAUDITED)              (UNAUDITED)
Net profit, as reported                                             $      328,237           $     205,240
Deduct: Stock-based compensation expense
   determined under fair value based method                                (37,645)                (37,645)
                                                                    --------------           -------------
Proforma net profit                                                        290,592                 167,595
                                                                    ==============           =============
Earnings per share:
  Basic - Reported                                                  $        0.004           $       0.003
        -  Pro forma                                                $        0.004           $       0.002
Diluted - Reported                                                  $        0.004           $       0.003
        -  Pro forma                                                $        0.004           $       0.002

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 11 - STOCK PLAN - CONTINUED

The weighted average fair value of the December 2006 Options, the June 2007 Options and the June 2009 Options granted in the three and nine months ended September 30, 2004, were $0.042, $0.046 and $0.058 per option, respectively.

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                                   2004                             2004
                                                                  -----                            -----
THE VALUE OF THE DECEMBER 2006 OPTIONS:

Risk-free interest rate                                            2.17%                            2.17%
Expected lives (in years)                                         1.167                            1.167
Dividend yield                                                        0%                               0%
Expected volatility                                                 100%                             100%

THE VALUE OF THE JUNE 2007 OPTIONS:

Risk-free interest rate                                            2.28%                            2.28%
Expected lives (in years)                                         1.417                            1.417
Dividend yield                                                        0%                               0%
Expected volatility                                                 100%                             100%

THE VALUE OF THE JUNE 2009 OPTIONS:

Risk-free interest rate                                            2.66%                            2.66%
Expected lives (in years)                                         2.417                            2.417
Dividend yield                                                        0%                               0%
Expected volatility                                                 100%                             100%

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 12 - CONCENTRATION OF A CUSTOMER

During the period, Customer A accounted for more than 10% of total sales:

                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                     ------------------------------    ------------------------------
                                         2004             2003             2004             2003
                                     -------------    -------------    -------------    -------------
                                      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
Net sales derived from Customer A    $   1,173,434    $   1,158,239    $   6,863,475    $   7,841,423
                                     =============    =============    =============    =============
% to total net sales                         85.83%           96.56%           91.74%          95.72%
                                     =============    =============    =============    =============
Account receivable from Customer A         189,184          806,577          189,184          806,577
                                     =============    =============    =============    =============
% to total accounts receivable               40.25%           98.12%           40.25%           98.12%
                                     =============    =============    =============    =============

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

OVERVIEW

We are a leading provider of software solutions and information technology services in China (the "PRC" or "China"). We focus on providing Enterprise Application Integration (EAI) solutions for large companies in telecom, finance, and logistic industries. In May 2004, we launched For-online, which delivers enterprise applications and services over the Internet to Small and Medium-sized Enterprises (SMEs) in China. For-online is quickly becoming an important new channel for delivering and distributing our products and services to more customers.

On August 28, 2001, we completed the acquisition of Beijing Slait Science & Technology Development Limited Co. ("Slait"). Slait was engaged in the development and sale of network software systems and provision of enterprise application system integration services for telecommunication companies and network services providers in China. Slait was also engaged in the sale of computer hardware. Subsequent to the acquisition, the principal activities of Slait were gradually shifted to Forlink Technologies Co., Ltd. ("FTCL"). On February 13, 2004, Slait was officially dissolved in accordance with relevant PRC regulations.

To comply with PRC laws and regulations Forlink will conduct its Internet value-added services in PRC via Beijing Forlink Hua Xin Technology Co. Ltd. ("BFHX"). BFHX was established in PRC on September 19, 2003 as a limited liability company. The registered capital of BFHX is $120,733 (RMB1,000,000) and the fully paid up capital was $36,232 (RMB300,000) as of September 30, 2004. Mr. Yi He and Mr. Wei Li were entrusted as nominee owners of BFHX to hold 70% and 30%, respectively, of the fully paid up capital of BFHX on behalf of Forlink, and Forlink is the primary beneficiary. BFHX is considered a Variable Interest Entity ("VIE") and because Forlink is the primary beneficiary, Forlink's consolidated financial statements include BFHX. Upon the request of Forlink, Mr. Yi He and Mr. Wei Li are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

Mr. Yi He is a director and a major stockholder of Forlink. Mr. Wei Li is the administration manager of FTCL. BFHX has not commenced operations since the date of establishment.

We believe that there are opportunities for us to expand into new business areas and to grow our business both internally and through acquisitions. On June 18, 2003, Forlink Technologies (Hong Kong) Limited ("FTHK") was incorporated in Hong Kong as a limited liability company and subsequently it became our wholly owned subsidiary in December 2003. The principal activities of FTHK are investment holding and trading of computer products. On December 18, 2003, we invested $760,870 in a privately held PRC company, All China Logistics Online Co., Ltd. ("All China"), a leading provider of logistic services in China, in exchange for 17.8% equity interests. Through this investment, we have become the second largest shareholder of All China and its sole software solution provider. On June 14, 2004, Forlink Technologies (Chengdu) Limited ("FTCD") was established as a limited liability company in Chengdu, PRC and subsequently it became a wholly owned subsidiary of FTHK in September 2004. The registered capital of FTCD is $5,000,000 and the fully paid up capital was $750,000 as of September 30, 2004. FTCD has not commenced operations since the date of establishment. On September 28, 2004, we invested $36,232 in Huntington Network Technologies (Beijing) Co., Ltd., which is a privately held PRC company and operates the Gmgame.com, in exchange for 30% equity interests. Gmgame.com is a fast growing online game portal committed to providing Chinese players with the widest variety of online games available. This investment enables us to enter a fast growing market and utilize our IT expertise to further diversify our revenues.

REVENUES

Our business includes Forlink brand "For-series" software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and "For-series" related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

                                      Nine Months Ended September 30        Year Ended December 31,
                                      ------------------------------     ---------------------------
                                            2004         2003                2003            2002
                                        ----------    ----------         ------------    ------------
Sales of For-series software            $1,545,376    $1,581,023         $  2,223,348    $    609,739
as a percentage of net sales                    21%           20%                23.7%            6.5%

For-series related system integration   $5,955,921    $6,169,088         $  7,167,849    $  8,770,855
as a percentage of net sales                    79%           80%                76.3%           93.5%

As indicated in the foregoing table, sales of For-series software as a percentage of net sales increased from 20% in the first three quarters of 2003 to 21% in the first three quarters of 2004. For-series related system integration as a percentage of net sales decreased from 80% in the first three quarters of 2003 to 79% in the first three quarters of 2004. These changes were mainly attributable to our reduced hardware intensive projects and increased software sales.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine that these criteria will not be met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

Consolidation of VIE

We have adopted FASB Interpretation No. 46R (revised December 2003) "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46R"). FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns.

Stock-based compensation

We account for stock-based employee compensation using the intrinsic value method, which calculates compensation expense based on the difference, if any, on the date of the grant, between the fair value of our stock and the option exercise price. Generally accepted accounting principles require companies who choose to account for stock option grants using the intrinsic value method to also determine the fair value of option grants using an option pricing model, such as the Black-Scholes model, and to disclose the impact of fair value accounting in a note to the financial statements. We have disclosed the impact accordingly.

CONSOLIDATED RESULTS OF OPERATIONS

NET SALES.

Our net sales in the third quarter increased 16% to $1,387,110 from $1,199,507 in the third quarter of 2003. The increase is mainly attributable to our increased software sales. In the nine-month period ended September 30, 2004, our net sale was $7,501,297, a 3% decrease as compared to the comparable period of 2003. The decrease is mainly due to decreased hardware passthrough, which is consistent with our strategy of reducing low profit margin hardware projects.

COST OF SALES.

Our cost of sales in the third quarter was $441,142, an increase of 806% from $48,717 in the third quarter of 2003. The increase is mainly due to the fact that during the third quarter of 2003, no hardware costs in connection with system development and integration contract were recognized. Accordingly, the cost of sales in that quarter decreased significantly, which in turn, made the cost of sales in the third quarter of 2004 appear large in comparison. In the nine-month periods ended September 30, 2004, our cost of sales was $4,866,357, an 8% decrease as compared to the comparable periods of 2003. The decrease was mainly attributable to decreased hardware pass through.

GROSS PROFIT.

Our gross profits were $945,968 and $2,634,940, respectively, in the three-and nine-month periods ended September 30, 2004, representing a decrease of 18% and an increase of 7% against the comparable periods in 2003. Gross profit margins were 68% and 35%, respectively, in the three- and nine-month periods ended September 30, 2004, as compared to 96% and 32% in the comparable periods in 2003 and 39% in the second quarter of 2004. The sequential increase of our gross margin is mainly attributable to increased software sales, which carry a higher profit margin.

OPERATING EXPENSES.

Total operating expenses increased 21% and 50%, respectively, to $703,504 and $2,481,051 in the three-and nine-month periods ended September 30, 2004, from $580,653 and $1,648,865, respectively, in the comparable periods in 2003. These increases resulted largely from increases in selling expenses and research and development expenses.

Selling expenses increased 36% and 105%, respectively, to $99,961 and $430,927 in the three- and nine-month periods ended September 30, 2004, against the comparable periods in 2003. This increase was primarily due to our increased advertising expenses and sales efforts to market our fast growing ASP (Application Service Provider) services "For-online", IT outsourcing services, as well as our EAI (Enterprise Application Integration) services.

Research and development expenses increased 44% and 34%, respectively, to $286,493 and $805,988, in the three- and nine-month periods ended September 30, 2004, against the comparable periods in 2003 due to our continued focus on developing new products and solutions to increase our competitive advantages.

General and administrative expenses increased 3% and 49%, respectively, to $317,050 and $1,244,136 in the three- and nine-month periods ended September 30, 2004, against the comparable periods in 2003. The increase was primarily due to expenses associated with ASP services.

OPERATING PROFIT (LOSS).

Our operating profits were $242,464 and $153,889, respectively, in the three- and nine-month periods ended September 30, 2004, representing decreases of 57% and 81% against the comparable periods in 2003. The decreases were largely resulted from increased operating expenses, as discussed above.

OTHER INCOME.

Our other income were $72,871 and $82,638, respectively, in the three- and nine-month periods ended September 30, 2004, representing increases of 4022% and 426% against the comparable periods in 2003. Our other income comes from a value added tax refund associated with software sales. Software sales in China are subject to a 17% value added tax, however, companies that develop their own software and have the software registered are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software sales, the excess portion of the value added tax is refundable upon our application to tax authority. This policy is effective until 2010.

NET INCOME (LOSS).

We recorded a net income of $328,237, or basic and diluted earnings of $0.004 per share, for the quarter ended September 30, 2004.

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

Our accounts receivable balance at September 30, 2004 was $469,964.

At the end of the third quarter of 2004, our days sales outstanding were 17 days, as compared to 24 days at the end of the second quarter of 2004. This decrease was attributable to our strategy to reduce hardware pass through.

We ended this quarter with a cash position of $1,962,141. We had negative operating cash flow of $943,205, primarily attributable to our paying down of accounts payable.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2004, we have not entered into any off-balance sheet arrangements with any individuals or entities.

CONTRACTUAL OBLIGATIONS

As of September 30, 2004, we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

October 1, 2004 to September 30, 2005          $202,264
October 1, 2005 to September 30, 2006          $ 37,548

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

As of September 30, 2004 and December 31, 2003, the amount due from stockholder represented travel advances to Mr. Yi He, a director and stockholder of the Company.

As of September 30, 2004 and December 31, 2003, the amounts due to stockholders represented advances from stockholders.

Mr. Yi He, an officer and director of the Company, purchased the building located in Chengdu on behalf of the Company. By a stockholders' resolution passed on March 8, 1999, it was ratified that the title to the building belonged to SLAIT. The building has been pledged as collateral for the mortgage loan granted to Mr. Yi He. The related mortgage still remains in the name of Mr. Yi He, however the Company has agreed to pay Mr. Yi He amounts equal to the required mortgage payments. As of September 30, 2004, the amount of the mortgage loan is $46,870 ($53,010 as of December 31, 2003) and is included in "Amounts due to stockholders" on the balance sheet.

To comply with PRC laws and regulations Forlink will conduct its Internet value-added services in PRC via Beijing Forlink Hua Xin Technology Co. Ltd. ("BFHX"). BFHX was established in PRC on September 19, 2003 as a limited liability company. The registered capital of BFHX is $120,733 (RMB1,000,000) and the fully paid up capital was $36,232 (RMB300,000) as of September 30, 2004. In accordance with a directors' resolution of Forlink passed on September 15, 2003, Mr. Yi He and Mr. Xiaoxia Zhao were entrusted as nominee owners of BFHX to hold 70% and 30% of the fully paid up capital of BFHX respectively on behalf of Forlink and Forlink is the primary beneficiary. BFHX is considered a variable interest entity ("VIE") and as Forlink is the primary beneficiary, Forlink's consolidated financial statements include BFHX. Upon the request of Forlink, Mr. Yi He and Mr. Xiaoxia Zhao are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

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

                                    FORLINK SOFTWARE CORPORATION, INC.

Date: November 15, 2004             By: /s/ Yi He
                                        -------------------------------
                                        Yi He, Chief Executive Officer

Date: November 15, 2004             By: /s/ Hongkeung Lam
                                        -------------------------------------
                                        Hongkeung Lam, Chief Financial Officer

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