Form 10KSB
period 2004-12-31
FORLINK SOFTWARE CORP INC
filed 2005-03-31
CIK 866458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                                   For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                    For the transition period from: ______________ to __________

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State issuer's revenues for its most recent fiscal year: $10,166,733.

      As of March 15, 2005 the aggregate market value of the Common Stock held by non-affiliates, approximately 40,488,207 shares of Common Stock, was approximately $7.3 million based on an average of the bid and ask prices of approximately $.18 per share of Common Stock on such date.

      The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of March 15, 2005 was 76,900,707 shares.

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

To comply with PRC laws and regulations Forlink will conduct its Internet value-added services in PRC via Beijing Forlink Hua Xin Technology Co. Ltd. ("BFHX"). BFHX was established in PRC on September 19, 2003 as a limited liability company. The registered capital of BFHX is $120,733 (RMB1,000,000) and the fully paid up capital was $36,232 (RMB300,000) as of December 31, 2004. Mr. Yi He and Mr. Wei Li were entrusted as nominee owners of BFHX to hold 70% and 30%, respectively, of the fully paid up capital of BFHX on behalf of Forlink, and Forlink is the primary beneficiary. BFHX is considered a Variable Interest Entity ("VIE") and because Forlink is the primary beneficiary, Forlink's consolidated financial statements include BFHX. Upon the request of Forlink, Mr. Yi He and Mr. Wei Li are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

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

On June 14, 2004, Forlink Technologies (Chengdu) Limited ("FTCD") was established as a limited liability company in Chengdu, PRC and subsequently it became a wholly owned subsidiary of FTHK in September 2004. The registered capital of FTCD is $5,000,000 and the fully paid up capital was $750,000 as of December 31, 2004. FTCD has not commenced operations since the date of establishment.

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

EMPLOYEES

As of December 31, 2004, we have 203 employees, of which 191 are full-time. Approximately 120 of our full-time employees are software and information technology specialists engaged in research and development, maintenance and support activities; the remaining staffs are sales, marketing and administrative personnel. As an incentive, we have created employee stock option plans that include vesting provisions designed to encourage long-term employment.

PRODUCTS AND SOLUTIONS

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

- For-Online: For-Online is an Enterprise Application Integration platform designed to deliver ASP (Application Service Provider) services over internet. The applications that can be delivered over the internet include many Forlink flagship products, such as ForRMS (Resources Management System), For-Mail (E-mail system), For-ISMG (Internet Short Message Gateway), For-Online Electronic Trading System, and other Web-related applications.

DISTRIBUTION METHODS OF THE PRODUCTS AND SERVICES

We mainly sell our products and services to customers directly. We also utilize distribution partners.

RESEARCH AND DEVELOPMENT

We are committed to continuously researching, designing and developing information technology solutions and software products that meet the needs of our customers. Our R&D expenses in 2004 and 2003 were $1,105,348 and $888,305, respectively.

STATUS OF NEW PRODUCT OR SERVICE

In May 2004, we launched For-online, which delivers enterprise applications and services over the Internet to Small and Medium-sized Enterprises (SMEs) in China. The version launched was 1.0. Since then we have been continuously upgrading For-online to enhance its performance and provide added features and functions. The current For-online version is 2.0.

MARKET OPPORTUNITIES

Based on our extensive market research and industry insights, we believe that the major market opportunities for our business include the following: EAI (Enterprise Application Integration); ASP (Application Services Provider); Software and IT outsourcing.

OUR STRATEGY

Our objective is to be a leading China-based professional company providing world class Enterprise Application Integration (EAI) solutions, software services, and IT outsourcing services by continuing to enable our customers to build, maintain, operate, manage and continuously improve their information systems and processes. The key aspects of our strategy include the following:

MAXIMIZE REVENUE AND REDUCE OVERALL RISK BY APPLYING SHARED CORE TECHNOLOGIES & PLATFORMS TO DIFFERENT INDUSTRY VERTICALS. By capitalizing on our expertise in core technologies and utilizing them as share platforms and resources, we aim to become a leading IT solution provider for telecom, logistics, finance, government, and other industry verticals in China. We believe this strategy will increase our revenue and reduce overall risk.

EXPAND OUR SOFTWARE OUTSOURCING AND ASP (APPLICATION SERVICES PROVIDER) SERVICES TO ENHANCE OUR VALUE CHAINS. Currently, we are working with University of Sichuan, a prestigious university in Southern China, to establish and improve our software factory's outsourcing services and ASP services. We are also stepping up investments in these areas. As an important milestone, we have achieved Level 2 (Managed Level of Software Process Maturity) of Capability Maturity Model(R) Integration (CMMI). The CMMI project is a key technical initiative at the Software Engineering Institute (SEI). Based on the internationally recognized Capability Maturity Model (CMM(R)) framework for software process improvement, CMMI provides an integrated approach to process improvement. It is a new and more demanding model for assessing a company's software engineering capability and the maturity of an organization's processes. As an internationally recognized CMMI Level 2 company, our software factory can provide trusted software outsourcing services at a lower price for overseas companies; at the same time, its research and development capabilities will enhance our value chains by serving as a shared support platform for our other services, such as EAI, ASP, etc. We believe our investments in the above areas will enhance our value chains and further consolidate our leading position as a professional software and IT services provider.

IMPROVE CORPORATE GOVERNANCE AND FINANCIAL STANDING. To maximize our shareholders' value, we are continuously striving to improve our corporate governance and financial standing. It is our goal to apply for NASDAQ listing in the future when the listing requirements are met.

OUR COMPETITIVE STRENGTHS

-     Professional software development and services system.
      Forlink Technologies has passed the ISO9001:2000 international quality assurance system certification and CMMI (Capability Maturity Model Integration) Level 2 certification. This indicates the status of Forlink's software development and services system in compliance with international standards. Our professional software development and services system has substantially strengthened our competitive advantages by ensuring that we are in compliance with all relevant international standards and regulations for business.

- Twelve years of experience in industry applications with proven solutions and products.
      Forlink developed the core application software products such as ForOSS and ForRMS based on standardized application integration technologies. Recognized by our customers, partners and suppliers as a dependable provider of high quality services, solutions and products, our previous work has not only strengthened relationships but has continually provided new opportunities, as those who we deal with usually recommend us to those they deal with. Forlink is widely approbated by customers for its abundant application integration experience and proven solutions and products. For example, Forlink has been ranked as a Class A integration services provider by China Mobile (a global fortune 500 enterprise) for our OSS (Operation Support System), and top 5 leading billing solutions provider according to the regular performance review of the solutions by China Mobile.

-     Established customer relationships.
      Because of our successful track of record, we have established relationships with leading companies in telecom, logistic, finance, government, and other industry verticals in China. Our in-depth understanding of their requirements allows us to successfully deliver customized solutions and further strengthen our relationships. Moreover, we have strong customer service and research and development teams based in China, which allows us to respond quickly and efficiently to the needs of our customers.

-     Strong and stable management team.
      The current management team includes pioneers of Application Integration Technologies in China. The backgrounds of the individuals in our management offer a depth and breadth of experience that is capable of covering all aspects related to the control and development of AIT systems. Beyond expertise in the field, their close working relationships with major long-term customers demonstrates a proven ability to sustain and cultivate a successful business. The current management team has remained consistent since the commencement of our business.

STRATEGIC PARTNERS

Partner strategies are essential elements of our business model. At the stage, we have 4 layers of partners that contribute to a continued success of our business.

- Product partners - who provide products and solutions to be integrated in our solutions. We are authorized resellers of HP, Sun, EMC, Oracle and CISCO systems. We were awarded by HP for The Excellent sales achievement prize in 1999 and the Best Co-operation prize in 1999.

- Technology development partners - who provide technologies (through licensing or other arrangement) to our solutions or for joint developments; major partners include: HP, Oracle, BEA, IONA, Redhat, Turbolinux, Redflag-linux.

- Marketing & product partners - who provides products/technologies to be bundled with our solutions and products for marketing purposes; partners including HP, Intel, IBM, Sun, Compaq, Oracle, Informix, CA, Lenovo, Founder, Digital China.

- Distribution partners - who distributes our solutions and products to our customers; partners include Beijing Federal.

COMPETITIVE CONDITIONS

The market for information technology services in China is rapidly growing and changing. We compete with both international and local companies. Our principal competitors in application integration services are: AsiaInfo, Linkage Technology, Digital China. Our principal competitors in the ASP (Application Services Provider) fields include: UFSOFT, MYCRM, HAN Consulting. Our principal competitors in software outsourcing include: Neusoft, Dalian HaiHui, China Software & Technology Corporation.

GOVERNMENT REGULATION

The Chinese government has generally encouraged the development of the information technology industry, and the products and services we offer are not currently subject to extensive government regulations.

DEPENDENCE ON MAJOR CUSTOMER

Beijing Mobile Communication Company accounted for 89% and 96% of the total sales for the year 2004 and 2003, respectively.

SEC REPORTS AVAILABLE ON WEBSITE

The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and other SEC filings are available on the SEC's website as well as our company website at www.forlink.com.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently rent our facilities at 9/F, 16/F Fang Yuan Mansion, No. 56 Zhongguancun South Road Yi, Haidian District, Beijing, China and space at 11/F, Bin He Plaza, No.1 Che Dao Gou Road, Haidian District, Beijing, China.

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

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of the shareholders in the fourth quarter of 2004.

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

                                  Common Stock

Quarter Ended                         High Bid          Low Bid
-------------                         --------          -------
December 31, 2004                      $ .45             $ .33
September 30, 2004                     $ .37             $ .15
June 30, 2004                          $ .20             $ .10
March 31, 2004                         $ .45             $ .33

December 31, 2003                      $ .45             $ .23
September 30, 2003                     $ .45             $ .10
June 30, 2003                          $ .40             $ .06
March 31, 2003                         $ .06             $ .04

HOLDERS

As of March 15, 2005, there were 76,900,707 shares of the Company's common stock outstanding held of record by approximately 584 persons (not including beneficial owners who hold shares at broker/dealers in "street name").

DIVIDENDS

The Company has never paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future. The Company currently intends to retain its earnings for the operation and expansion of its business.

SALES OF UNREGISTERED SECURITIES

The Company has not issued or sold any of its securities without registration within the past three fiscal years.

REPURCHASES OF EQUITY SECURITIES

The Company did not repurchase any of its outstanding equity securities during the fourth quarter of the year ended December 31, 2004.

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

We believe that there are opportunities for us to expand into new business areas and to grow our business both internally and through acquisitions. On June 14, 2004, Forlink Technologies (Chengdu) Limited ("FTCD") was established as a limited liability company in Chengdu, PRC and subsequently it became a wholly owned subsidiary of FTHK in September 2004. The registered capital of FTCD is $5,000,000 and the fully paid up capital was $750,000 as of December 31, 2004. FTCD has not commenced operations since the date of establishment. On September 28, 2004, we invested $36,232 in Huntington Network Technologies (Beijing) Co., Ltd., which is a privately held PRC company and operates the Gmgame.com, in exchange for 30% equity interests. Gmgame.com is a fast growing online game portal committed to providing Chinese players with the widest variety of online games available. This investment enables us to enter a fast growing market and utilize our IT expertise to further diversify our revenues.

REVENUES

Our business includes Forlink brand "For-series" software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and "For-series" related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

                                                          Year Ended December 31,
                                                       -----------------------------
                                                          2004               2003
                                                       ------------     ------------
Sales of For-series software                           $  2,195,692     $  2,520,275
as a percentage of net sales                                     22%              26%

For-series related system integration                  $  7,971,041     $  7,167,849
as a percentage of net sales                                     78%              74%

Sales of For-series software is recognized net of VAT payable to, and includes the benefit of VAT rebates from, the Chinese tax authorities. We recognize VAT rebates in any month when the net amount of the value added tax payable exceeds 3% of software sales and upon our application to tax authority. Our VAT rebates were $166,623 and $296,927 in 2004 and 2003, respectively.

As indicated in the foregoing table, sales of For-series software as a percentage of net sales decreased from 26% in 2003 to 22% in 2004. For-series related system integration as a percentage of net sales increased from 74% in 2003 to 78% in 2004. The change was mainly attributable to increased hardware pass-through required by total-solution projects in the fourth quarter of 2004

Generally, we offer our products and services to our customers on a total-solutions basis. Most of the contracts we undertake for our customers include revenue from hardware and software sales and professional services.

Major Revenues

Hardware Revenue

Revenues from sales of products are mainly derived from sales of hardware. Normally, hardware we procure is in connection with total-solutions basis system integration contracts.

Service Revenue

Service revenue consists of revenue for the professional services we provide to our customers for network planning, design and systems integration, software development, modification and installation and related training services.

Software License Revenue

We generate revenue in the form of fees received from customers for licenses to use our software products for an agreed period of time. Our software license revenue also includes the benefit of value added tax rebates on software license sales, which are part of the Chinese government's policy of encouraging China's software industry. Software sales in China are subject to a 17% value added tax, however, companies that develop their own software and have the software registered are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software sales, the excess portion of the value added tax is refundable upon our application to tax authority. This policy is effective until 2010.

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

FOREIGN EXCHANGE

The functional currency of Forlink is US$ and the financial records are maintained and the financial statements prepared in US$. The functional currency of FTHK is HK$ and the financial records are maintained and the financial statements prepared in HK$. The functional currency of Slait, FTCL, BFHX and FTCD is Renminbi (RMB) and the financial records are maintained and the financial statements are prepared in RMB.

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

Exchange rates between US$, HK$ and RMB are fairly stable during the years presented. The rates ruling as of December 31, 2004 and 2003 are US$1: HK$7.75:
RMB8.28 and US$1: HK$7.75: RMB8.28, respectively. Due to the stability of the exchange rates, there were no net adjustments in stockholders' equity.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. The preparation of those financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenues and cost of revenues under customer contracts, bad debts, income taxes, investment in affiliate, long-lived assets and goodwill. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 and SOP 97-2 "Software Revenue Recognition"..

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

Revenue is recognized net of value added tax ("VAT") payable to, but includes the benefit of the rebate of VAT on sale of software products received or receivable from, the Chinese tax authorities as part of the PRC government's policy of encouraging software development in the PRC. Sales of products in the PRC are subject to a 17% VAT. Companies that fulfill certain criteria set by the relevant authorities and which develop their own software products and have the software products registered with the relevant authorities in the PRC are entitled to a refund of VAT equivalent to the excess over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales). The excess portion of the VAT is refundable and is recorded on an accrual basis.

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

As of December 31, 2004 and 2003, the Company completed the annual impairment test. Based on the result of the first step of the test, the Company believes that there was no further impairment of goodwill as of December 31, 2004 and 2003.

Accounting Pronouncements Recently Adopted

- We have adopted FASB Interpretation No. 46R (revised December 2003) "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46R"). FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns.

- FASB issued Statement of Financial Accounting Standards No. 123 (revised
2004), Share-Based Payment, which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation". For public entities that file as small business issuers, this statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The statement will eliminate our ability to account for share-based compensation transactions using a fair-value based method. As a result of this accounting pronouncement, we anticipate that the adoption of this accounting standard will have a material impact on our financial statements. Prior to the adoption of SFAS(R), we will continue to utilize the accounting method prescribed by APB Opinion No. 25. "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Under APB No. 25, when the exercise price of employee stock options equals the market price for the underlying stock on the date of grant, no compensation expense is recognized.

CONSOLIDATED RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

NET SALES.

Our net sales increased 5% to $10,166,733 in 2004, from $9,688,124 in 2003. The increase is mainly attributable to increased hardware pass-through required by total-solution projects. When customers contract us for total-solution, we provide hardware, software, and professional services needed in the projects. Hardware pass-through may vary significantly depends on the project requirements. Although it is our strategy to reduce hardware intensive projects, we generally do not turn down total-solution projects, especially when we believe these projects will lead to future projects, such as upgrade, expansion, and services contracts.

COST OF SALES.

Our cost of sales increased 8% in 2004 to $6,379,552, from $5,912,655 in 2003. The increase is mainly due to increased hardware pass-through required by total-solution projects.

GROSS PROFIT.

Gross profit increased 0.3% to $3,787,181 in 2004, from $3,775,469 in 2003.
Gross profit margin decreased to 37% in 2004, as compared to 39% in 2003. The decrease in gross profit margin is primarily due to lower margins on hardware pass-through.

OPERATING EXPENSES.

Total operating expenses increased 32% to $3,282,027 in 2004, from $2,484,724 in 2003. These increases resulted largely from increases in selling expenses, research and development expenses, and general and administrative expenses.

Selling expenses increased 56% to $599,921 in 2004, from $384,364 in 2003. This increase was primarily due to our increased advertising expenses and sales efforts to market our fast growing ASP (Application Service Provider) services "For-online", IT outsourcing services, as well as our EAI (Enterprise Application Integration) services.

Research and development expenses increased 24% to $1,105,348 in 2004, from $888,305 in 2003 due to our continued focus on developing new products and solutions to increase our competitive advantages.

General and administrative expenses increased 30% to $1,576,758 in 2004, from $1,212,055 in 2003. The increase was primarily due to additional overhead and salaries expenses associated with ASP services.

OPERATING PROFIT (LOSS).

Our operating profits decreased 61% to $505,154 in 2004, from $1,290,745 in 2003. Operating profit margin in 2004 and 2003 were 5% and 13%, respectively. The decreases were largely the result of increased operating expenses associated with new business lines, as discussed above.

NET INCOME (LOSS).

Net income decreased 61% to $468,052 in 2004, or basic and diluted earnings of $0.01 per share, from $1,211,448, or basic and diluted earnings of $0.02 per share in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements are primarily working capital requirements related to costs of hardware for network solution projects and costs associated with the expansion of our business. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to our hardware vendors are due. However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements. We have historically financed our working capital and other financing requirements through careful management of our billing cycle and, to a limited extent, bank loans.

Our accounts receivable balance at December 31, 2004 was $638,398.

At December 31, 2004, our Days Sales Outstanding were 23 days, as compared to 17 days at the end of the third quarter of 2004. This increase was attributable to increased hardware pass through.

We ended the year with a cash position of $2,298,831. We had negative operating cash flow of $506,019, primarily attributable to decreased customer deposits. Customer deposits are advance payments for services which decrease as projects near completion. In 2004, customer deposits decreased $1,352,404 to $425,368, from $1,777,772 in 2003.

Although our revenues and operating results for any period are not necessarily indicative of future periods, we anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through 2005. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict. If we do need to raise additional funds, we expect to raise those funds through new issuances of shares of our equity securities in one or more public offerings or private placements, or through credit facilities extended by lending institutions.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2004, we have not entered into any off-balance sheet arrangements with any individuals or entities.

CONTRACTUAL OBLIGATIONS

As of December 31, 2004, we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

January 1, 2005 to December 31, 2005            $  203,748
January 1, 2006 to December 31, 2006            $  214,146

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

The Company, from time to time, received from or made repayments to one major stockholder who is also a member of the management of the Company. The amounts due from/to stockholders do not bear any interest and do not have clearly defined terms of repayment.

As of December 31, 2004 and December 31, 2003, the amount due from stockholder represented travel advances to Mr. Yi He, a director and stockholder of the Company.

As of December 31, 2004 and December 31, 2003, the amounts due to stockholders represented advances from stockholders.

Mr. Yi He, an officer and director of the Company, purchased the building located in Chengdu on behalf of the Company. By a stockholders' resolution passed on March 8, 1999, it was ratified that the title to the building belonged to SLAIT. The building has been pledged as collateral for the mortgage loan granted to Mr. Yi He. The related mortgage still remains in the name of Mr. Yi He, however the Company has agreed to pay Mr. Yi He amounts equal to the required mortgage payments. As of December 31, 2004, the amount of the mortgage loan is $44,584 ($53,010 as of December 31, 2003) and is included in "Amounts due to stockholders" on the balance sheet.

To comply with PRC laws and regulations, Forlink will conduct its Internet value-added services in PRC via Beijing Forlink Hua Xin Technology Co. Ltd. ("BFHX"). BFHX was established in PRC on September

19, 2003 as a limited liability company. The registered capital of BFHX is $120,733 (RMB1,000,000) and the fully paid up capital was $36,232 (RMB300,000)
as of December 31, 2004. In accordance with a directors' resolution of Forlink passed on September 15, 2003, Mr. Yi He and Mr. Xiaoxia Zhao were entrusted as nominee owners of BFHX to hold 70% and 30% of the fully paid up capital of BFHX, respectively, on behalf of Forlink and Forlink is the primary beneficiary. BFHX is considered a variable interest entity ("VIE") and as Forlink is the primary beneficiary, Forlink's consolidated financial statements include BFHX. Upon the request of Forlink, Mr. Yi He and Mr. Xiaoxia Zhao are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

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

ASSET IMPAIRMENT REVIEWS MAY RESULT IN FUTURE PERIODIC WRITE-DOWNS

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" which requires us, among other things, to review goodwill and other intangible assets for impairment annually. There is no assurance that future reviews will not result in write-downs to goodwill and other intangible assets.

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

ITEM 7.  FINANCIAL STATEMENTS.

The information required by Item 7 and an index thereto commences on the next page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Based on their most recent evaluation, which was completed as of the end of the period covered by this annual report on Form 10-KSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the last fiscal quarter to which this report relates, there were no changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION.

None.

                       FORLINK SOFTWARE CORPORATION, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                               For the years ended
                           December 31, 2004 and 2003

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                  Pages
                                                                                                 -------
Report of Independent Registered Public Accounting Firm                                             F-1

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

Consolidated Statements of Operations                                                               F-3

Consolidated Statements of Stockholders' Equity                                                     F-4

Consolidated Statements of Cash Flows                                                               F-5

Notes to Consolidated Financial Statements                                                       F-6 - F-19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of Forlink Software Corporation, Inc.

We have audited the accompanying consolidated balance sheets of Forlink Software Corporation, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. The audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forlink Software Corporation, Inc. as of December 31, 2004 and 2003 and the results of its consolidated operations and cash flows for the years ended December 31, 2004 and 2003, in conformity with generally accepted accounting principles in the United States of America.

BDO MCCABE LO & COMPANY

Hong Kong
March 2, 2005

                       FORLINK SOFTWARE CORPORATION, INC.

                           CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

                                                         DECEMBER 31,         DECEMBER 31,
                                                             2004                 2003
                                                         ------------         ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                              $  2,298,831         $ 2,837,997
  Accounts receivable (Note 3)                                638,398             586,819
  Other receivables, deposits and prepayments (Note 4)        440,401             442,641
  Inventories (Note 5)                                         24,639           1,145,098
  Amount due from stockholder (Note 6)                         38,286              14,251
                                                         ------------         -----------
  Total current assets                                      3,440,555           5,026,806

Property, plant and equipment (Note 7)                        698,521             466,788
Long term investments (Note 8)                                798,001             760,870
Goodwill (Note 9)                                           1,684,023           1,684,023
                                                         ------------         -----------
TOTAL ASSETS                                             $  6,621,100         $ 7,938,487
                                                         ============         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                       $    269,745         $ 1,097,428
  Amounts due to stockholders (Note 6)                        624,989             251,294
  Customer deposits                                           425,368           1,777,772
  Other payables and accrued expenses (Note 10)               204,252             268,806
  Income tax payable (Note 11)                                 31,754              14,700
  Other taxes payable (Note 12)                               196,864             129,911
                                                         ------------         -----------
  Total current liabilities                              $  1,752,972           3,539,911
                                                         ------------         -----------
COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY
  Common stock, par value $0.001 per share;
   100,000,000 shares authorized; 85,088,207 and
   85,073,207 shares issued and 76,788,207 and
      76,773,207 shares outstanding, respectively              85,088              85,073
   Treasury stock (Note 14)                                  (215,800)           (215,800)
  Additional paid-in capital                                8,936,297           8,934,812
  Accumulated losses                                       (3,937,457)         (4,405,509)
                                                         ------------         -----------
  Total stockholders' equity                                4,868,128           4,398,576
                                                         ------------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  6,621,100         $ 7,938,487
                                                         ============         ===========

          See accompanying notes to consolidated financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in US Dollars)

                                                                    YEAR ENDED               YEAR ENDED
                                                                   DECEMBER 31,             DECEMBER 31,
                                                                       2004                     2003
                                                                  --------------            -------------
NET SALES                                                         $   10,000,110            $   9,391,197
VALUE-ADDED TAX REBATES (NOTE 2)                                         166,623                  296,927
                                                                  --------------            -------------
                                                                      10,166,733                9,688,124

COST OF SALES                                                         (6,379,552)              (5,912,655)
                                                                  --------------            -------------
GROSS PROFIT                                                           3,787,181                3,775,469

SELLING EXPENSES                                                        (599,921)                (384,364)

RESEARCH AND DEVELOPMENT EXPENSES                                     (1,105,348)                (888,305)

GENERAL AND ADMINISTRATIVE EXPENSES                                   (1,576,758)              (1,212,055)
                                                                  --------------            -------------
OPERATING PROFIT                                                         505,154                1,290,745

INCOME FROM EQUITY METHOD INVESTEE                                           899                        -

INTEREST INCOME                                                           10,608                    5,948

OTHER INCOME, NET                                                              -                    1,118
                                                                  --------------            -------------
PROFIT BEFORE INCOME TAX                                                 516,661                1,297,811

INCOME TAX (Note 11)                                                     (48,609)                 (86,363)
                                                                  --------------            -------------
NET PROFIT                                                        $      468,052            $   1,211,448
                                                                  ==============            =============

EARNINGS PER SHARE - BASIC AND DILUTED                            $         0.01            $        0.02
                                                                  ==============            =============
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                                      76,776,915               77,925,985
                                                                  ==============            =============

          See accompanying notes to consolidated financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in US Dollars)

                                           COMMON STOCK
                          ------------------------------------------------                              RETAINED
                            NUMBER      NUMBER OF     NUMBER OF                            ADDITIONAL    PROFITS/         TOTAL
                           OF SHARES      SHARES      TREASURY                TREASURY      PAID-IN    (ACCUMULATED    STOCKHOLDERS'
                            ISSUED     OUTSTANDING     STOCK       AMOUNT      STOCK        CAPITAL      LOSSES)          EQUITY
                          ----------   -----------    ---------  ---------  -----------   -----------  ------------   --------------
Balance, December 31,
   2002                   85,073,207    85,073,207            -  $  85,073  $         -   $ 8,934,812  $ (5,616,957)  $ 3,402,928
Purchase back of common
   Stock                           -    (8,300,000)   8,300,000          -     (215,800)            -             -      (215,800)
Net profit for the year            -             -            -          -            -             -     1,211,448     1,211,448
                          ----------    ----------    ---------  ---------  -----------   -----------  ------------   -----------
Balance, December 31,
   2003                   85,073,207    76,773,207    8,300,000  $  85,073  $  (215,800)  $ 8,934,812  $ (4,405,509)  $ 4,398,576
Shares issued under Plan
   2002                       15,000        15,000            -         15            -         1,485             -         1,500
Net profit for the year            -             -            -          -            -             -       468,052       468,052
                          ----------    ----------    ---------  ---------  -----------   -----------  ------------   -----------
Balance, December 31,
   2004                   85,088,207    76,788,207    8,300,000  $  85,088  $  (215,800)  $ 8,936,297  $ (3,937,457)  $ 4,868,128
                          ==========    ==========    =========  =========  ===========   ===========  ============   ===========

          See accompanying notes to consolidated financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Decrease)/Increase in Cash and Cash Equivalents

(Expressed in US Dollars)

                                                                               YEAR ENDED DECEMBER 31,
                                                                               2004             2003
                                                                           ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                               $    468,052     $  1,211,448
      Adjustments to reconcile net income to
        net cash (used in)/provided by operating activities
      Depreciation of property, plant and equipment                             111,361           83,193
      Loss on disposal of property, plant and equipment                           3,190            8,258
      Income from equity method investee                                           (899)               -

      Change in:
        Accounts receivable                                                     (51,579)         452,371
        Other receivables, deposits and prepayments                               4,031         (285,901)
        Inventories                                                           1,120,459         (690,967)
        Accounts payable                                                       (827,683)       1,000,226
        Customer deposits                                                    (1,352,404)       1,427,461
        Other payables and accrued expenses                                     (64,554)          (3,612)
        Income tax payable                                                       17,054           10,859
        Other taxes payable                                                      66,953           90,747
                                                                           ------------     ------------
Net cash (used in)/provided by operating activities                            (506,019)       3,304,083
                                                                           ------------     ------------
Cash flows from investing activities
   Acquisition of property, plant and equipment                                (358,974)        (111,115)
   Proceeds from insurance compensation/sale of equipment                        10,899           17,633
   Cash payment associated with long term investments                           (36,232)        (760,870)
                                                                           ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                                          (384,307)        (854,352)
                                                                           ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   (Advances to)/Repayments from stockholder                                    (24,035)          60,773
   Advances from stockholders                                                   373,695            7,243
   Proceeds from issuances of common stock under Plan 2002                        1,500                -
   Purchase back of common stock (Note 14)                                            -         (215,800)
                                                                           ------------     ------------
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES                             351,160         (147,784)
                                                                           ============     ============
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                           (539,166)       2,301,947

             Cash and cash equivalents at beginning of year                   2,837,997          536,050
                                                                           ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $  2,298,831     $  2,837,997
                                                                           ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income tax paid                                                               31,803           75,504
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

To comply with PRC laws and regulations, Forlink will conduct its internet value-added services in PRC via Beijing Forlink Hua Xin Technology Co. Ltd. ("BFHX"). BFHX was established in PRC on September 19, 2003 as a limited liability company. The registered capital of BFHX is $120,733 (RMB1,000,000) and the fully paid up capital was $36,232 (RMB300,000) as of December 31, 2004. In accordance with a directors' resolution of Forlink passed on September 15, 2003, Mr. Yi He and Mr. Xiaoxia Zhao were entrusted as nominee owners of BFHX to hold 70% and 30%, respectively, of the fully paid up capital of BFHX on behalf of Forlink and Forlink is the primary beneficiary. BFHX is considered a Variable Interest Entity ("VIE") and because Forlink is the primary beneficiary, Forlink's consolidated financial statements include BFHX. Upon the request of Forlink, Mr. Yi He and Mr. Xiaoxia Zhao are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

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

The capital of BFHX was funded by FTCL and recorded as interest-free loans to Mr. Yi He and Mr. Wei Li. These loans were eliminated with capital of BFHX during consolidation. Mr. Yi He is a director and a major stockholder of Forlink. Mr. Xiaoxia Zhao is a former director and stockholder of Forlink. Mr. Wei Li is the administration manager of FTCL.

On June 14, 2004, Forlink Technologies (Chengdu) Limited ("FTCD") was established as a limited liability company in Chengdu, PRC. In September 2004, FTHK invested $750,000 in FTCD, since then FTCD becomes a wholly owned subsidiary of FTHK. The registered capital of FTCD is $5,000,000 and the fully paid up capital was $750,000 as of December 31, 2004. FTCD has not commenced operations since the date of establishment.

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


NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of Forlink and its wholly owned subsidiaries, namely, Slait, FTCL, FTHK, BFHX and FTCD. All material intercompany transactions have been eliminated.

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

                                                            YEAR ENDED
                                                            DECEMBER 31,
                                                                2004


       Net profit, as reported                            $     468,052
       Deduct: Stock-based compensation expense
          determined under fair value based method             (107,906)
                                                            -----------

       Proforma net profit                                      340,146
                                                            ===========

       Earnings per share:
         Basic - Reported                                          0.01
               - Pro forma                                         0.00
       Diluted - Reported                                          0.01
               - Pro forma                                         0.00



The impact for the year ended December 31, 2003 was not available as the Company had not completed the documentation in respect of the options to be issued until the third quarter of 2004.

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)


NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES - CONTINUED

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The functional currency of Forlink is US$ and the financial records are maintained and the financial statements prepared in US$. The functional currency of FTHK is HK$ and the financial records are maintained and the financial statements prepared in HK$. The functional currency of Slait, FTCL, BFHX and FTCD is Renminbi (RMB) and the financial records are maintained and the financial statements are prepared in RMB.

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

Exchange rates between US$, HK$ and RMB are fairly stable during the years presented. The rates ruling as of December 31, 2004 and 2003 are US$1: HK$7.75:
RMB8.28 and US$1: HK$7.75: RMB8.28, respectively. Due to the stability of the exchange rates, there were no net adjustments in stockholders' equity.

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

Revenue is recognized net of value added tax ("VAT") payable to, but includes the benefit of the rebate of VAT on sale of software products received or receivable from, the Chinese tax authorities as part of the PRC government's policy of encouraging software development in the PRC. Sales of products in the PRC are subject to a 17% VAT. Companies that fulfill certain criteria set by the relevant authorities and which develop their own software products and have the software products registered with the relevant authorities in the PRC are entitled to a refund of VAT equivalent to the excess over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales). The excess portion of the VAT is refundable and is recorded on an accrual basis. The VAT rebate was $166,623 and $296,927 in 2004 and 2003 respectively.

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

PROPERTY, PLANT, EQUIPMENT AND DEPRECIATION

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follows:

                                                  ESTIMATED USEFUL LIFE
                                                       (IN YEARS)
                                                --------------------------
Building                                                   20
Computer equipment                                          5
Office equipment                                            5
Motor vehicle                                              10

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

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company measures fair value based on quoted market prices or based on discounted estimates of future cash flows

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)


NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES - CONTINUED

ADVERTISING COSTS

All advertising costs incurred in the promotion of the Company's products and services are expensed as incurred. Advertising expenses were $145,181 and $127,970 for 2004 and 2003 respectively.

LONG TERM INVESTMENTS

The Company's long term investments consist of (1) Equity Investments which are accounted for in accordance with the equity method (the 'Equity Method') and (2) Cost Investments which are accounted for under the Cost Method. Under the Equity Method each such investment is reported at cost plus the Company's proportionate share of the income or loss or other changes in stockholders' equity of each such investee since its acquisition. The consolidated results of operations include such proportionate share of income or loss.

See Note 8 for further disclosure of the Company's long term investments.

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

FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments approximate their fair values as of December 31, 2004 and 2003 because of the relatively short-term maturity of these instruments.

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

Senior management reviews accounts receivable from time to time to determine if any receivables will potentially be uncollectible. The Company include any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, no allowance for doubtful accounts as of December 31, 2004 is required.


NOTE 4 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

                                     DECEMBER 31,      DECEMBER 31,
                                         2004              2003
                                     ------------      ------------

Other receivables                     $  127,038        $   51,822
Deposits                                 119,305           344,509
Prepayments                              194,058            46,310
                                      ----------        ----------
                                      $  440,401        $  442,641
                                      ==========        ==========


NOTE 5 - INVENTORIES

                                     DECEMBER 31,      DECEMBER 31,
                                         2004              2002
                                     ------------      ------------

Computer hardware and software        $   24,639        $1,145,098
                                      ==========        ==========

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

As of December 31, 2004 and December 31, 2003, amount due from stockholder represented travel advances to Mr. Yi He who is a director and stockholder of the Company.

As of December 31, 2004 and December 31, 2003, the amounts due to stockholders represented advances from stockholders.

RELATED PARTY TRANSACTIONS

During the year, net sales derived from All China Logistics Online Co., Ltd., (note 8) was $445,972 (2003: $184,000). As of December 31, 2004 and 2003,
accounts receivable from the affiliate was $157,609 and $0, respectively.


NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET


                                     DECEMBER 31,      DECEMBER 31,
                                         2004              2003
                                     ------------      ------------

Building                              $  155,648        $  155,648
Computer and office equipment            662,708           376,132
Motor vehicles                           190,317           165,718
Construction in progress                  24,152              -
                                      ----------        ----------
                                       1,032,825           697,498
Less: Accumulated depreciation          (334,304)         (230,710)
                                      ----------        ----------
                                      $  698,521        $  466,788
                                      ==========        ==========

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company. By a stockholders' resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. The building has been pledged as collateral for the mortgage loan granted to Mr. Yi He. The related mortgage still remains in the name of Mr. Yi He, however, the Company has agreed to pay Mr. Yi He amounts equal to the required mortgage payments. As of 31 December 2004, the amount of the mortgage loan is $44,584 ($53,010 as of December 31, 2003) and is included in "Amounts due to stockholders" on the balance sheet.





NOTE 8 - LONG TERM INVESTMENTS

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

In October 2004, the Company invested $36,232 in a privately held PRC company, Huntington Network Technologies (Beijing) Co., Ltd. ("HNTB"), for a 30% equity interest through BFHX. The investment in HNTB is accounted for under the equity method of accounting due to the Company's significant influence over the operational and financial policies of HNTB and accordingly, the share of HNTB's net profit of $899 during the period is included in investment income in the accompanying statements of operations.


NOTE 9 - GOODWILL

The Company accounted for the acquisition in accordance with SFAS No. 141 "Business Combinations", which resulted in the recognition of goodwill. Goodwill represents the excess of acquisition cost over the estimated fair value of net assets acquired.

As of December 31, 2004 and 2003, the Company completed the annual impairment test required by SFAS No 142. Based on the result of the first step of the test, the Company believes that there was no further impairment of goodwill as of December 31, 2004 and 2003.


NOTE 10 - OTHER PAYABLES AND ACCRUED EXPENSES

                                     DECEMBER 31,      DECEMBER 31,
                                         2004              2003
                                     ------------      ------------

Other payables                        $   70,765        $   46,055
Accrued salaries & wages                  98,418           155,446
Other accrued expenses                    35,069            67,305
                                      ----------        ----------

                                      $  204,252        $  268,806
                                      ==========        ==========

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

Pursuant to an approval document dated January 19,2004 issued by State Tax Burean, BFHX, being a recognized New Technology Enterprise, is eligible to full exemption from EIT for fiscal years 2004, 2005 and 2006.

Hong Kong profits tax is calculated at 17.5% on the estimate assessable profits of FTHK for the year.

No provision for EIT was made for FTCD as it has not commenced operations during the year.

Income tax represents current PRC income tax and Hong Kong profit tax which is calculated at the respective statutory income tax rates on the assessable income for the year ended December 31, 2004 and 2003.

Reconciliation between the provision for income taxes computed by applying the statutory tax rate in Mainland China to income before income taxes and the actual provision for income taxes is as follows:

                                                                             YEARS ENDED DECEMBER 31,
                                                                              2004              2003
                                                                           ---------         ---------

Provision for income taxes at statutory tax rate of 15%                    $  77,499         $ 194,672
Tax holidays and concessions                                                 (57,538)         (111,956)
Effect of different tax rate of a subsidiary operating in Hong Kong            4,507              (535)
Permanent difference                                                          31,696           (25,911)
Increase in valuation allowances                                               1,508            34,101
Others                                                                        (9,063)           (4,008)
                                                                           ---------         ---------

Effective tax                                                              $  48,609         $  86,363
                                                                           =========         =========


The components of deferred tax assets are as follows:

                                                                          DECEMBER 31,     DECEMBER 31,
                                                                             2004               2003
                                                                          ------------     ------------

Net operating loss carried forwards                                        $   1,508         $  45,050
Less: Valuation allowances                                                    (1,508)          (45,050)
                                                                           ---------         ---------

                                                                           $       -         $       -
                                                                           ==========        =========

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 11 - INCOME TAX -CONTINUED

The provision for income tax consisted of:


                                          DECEMBER 31,    DECEMBER 31,
                                              2004            2003
                                          ------------    ------------

Current PRC corporate income tax            $ 16,855        $ 86,363
Current Hong Kong profit tax                  31,754            -
Deferred tax                                    -               -
                                            --------        --------

Provision for income tax                    $ 48,609        $ 86,363
                                            ========        ========


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


NOTE 13 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASE COMMITMENT

During the years ended December 31, 2004 and 2003, the Company incurred lease expenses amounting to $367,626 and $361,122 respectively. As of December 31, 2004 and 2003, the Company had commitments under non-cancellable operating leases, requiring annual minimum rentals as follows:

                                          DECEMBER 31,    DECEMBER 31,
                                              2004            2003
                                          ------------    ------------

January 1, 2004 to December 31, 2004               -          95,441
January 1, 2005 to December 31, 2005         203,748          23,531
January 1, 2006 to December 31, 2007         214,146               -

                                            --------        --------
                                            $417,894        $118,972
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

The following table summarizes the activity on stock options under the Plan:

                                                               WEIGHTED AVERAGE EXERCISE
                                            NUMBER OF SHARES             PRICE

Outstanding at December 31, 2002                1,337,000                $1.00
Granted                                         1,968,000                $2.28
Exercised                                               0                    0
Forfeited or Cancelled                            631,000                $5.00
Outstanding at December 31, 2003                1,337,000                $1.00
Outstanding at December 31, 2004                1,337,000                $1.00

All outstanding options at December 31, 2004 and December 31, 2003 are exercisable.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Forlink re-priced 337,000 stock options on September 21, 2000, and reduced the exercise price to $1 per share, the then-current market price of the stock. Under the Interpretation, the options are accounted for as variable from September 21, 2000 until the options are exercised, forfeited or expire unexercised. Since September 21, 2000, the market price of the Forlink's stock decreased to a level lower than the exercise price. Accordingly, there are no effects of adopting the Interpretation for the year ended December 31, 2004 and 2003.




NOTE 15 - STOCK PLAN - CONTINUED

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

On September 7, 2004, 3,315,000 options were granted to the Company's employees to purchase the Company's shares of common stock, $0.001 par value, at an exercise price of $0.10 per share. Of the 3,315,000 options, 800,000 options were granted to an employee with 5 years vesting period, 2,515,000 options were granted to employees with 3 years vesting period. The expiration date for 2,385,000 options is December 30, 2006 (the "December 2006 Options"). The expiration date for 130,000 options is June 30, 2007 (the "June 2007 Options"). The expiration date for 800,000 options is June 30, 2009 (the "June 2009 Options"). On September 7, 2004, 854,500 options were vested to employees. The market price of the stock as of September 7, 2004 was $0.10 per share.

The following table summarizes the activity on stock options under the Plan
2002:

                                                                                       WEIGHTED AVERAGE
                                                            NUMBER OF SHARES            EXERCISE PRICE
Granted on September 7, 2004                                     3,315,000                   $0.10
Vested                                                             854,500                   $0.10
Exercised                                                          (15,000)                  $0.10
Forfeited or Cancelled                                                   0                   $0.00
Outstanding at December 31, 2004                                 3,300,000                   $1.00

The weighted average fair value of the December 2006 Options, the June 2007 Options and the June 2009 Options granted in year ended December 31, 2004, were $0.147, $0.152 and $0.168 per option, respectively.

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period. Assumptions for the year ended December 31, 2003 was not available as the Company had not completed the documentation in respect of the options to be issued until the third quarter of 2004.

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                        2004

The value of the December 2006 Options:

Risk-free interest rate                                                 1.89%
Expected lives (in years)                                               1.00
Dividend yield                                                             0%
Expected volatility                                                      100%

NOTE 15 - STOCK PLAN - CONTINUED

The value of the June 2007 Options:

Risk-free interest rate                                                 2.01%
Expected lives (in years)                                               1.25
Dividend yield                                                             0%
Expected volatility                                                      100%

The value of the June 2009 Options:

Risk-free interest rate                                                2.238%
Expected lives (in years)                                               2.25
Dividend yield                                                             0%
Expected volatility                                                      100%

                       FORLINK SOFTWARE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 16 - CONCENTRATION OF A CUSTOMER

During the year, Customer A accounted for more than 10% of total sales:

                                             YEAR ENDED DECEMBER 31,
                                             2004               2003
                                          ----------         ----------

Net sales derived from Customer A         $9,002,191         $8,999,662
                                          ----------         ----------

% to total net sales                              89%                96%
                                          ----------         ----------

Account receivable from Customer A           253,053            536,394
                                          ----------         ----------

% to total accounts receivable                    40%                91%
                                          ----------         ----------

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

As of December 31, 2004, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors (if applicable) were as follows:

    Name       Age                Position                     Director Since
-------------  ---  -----------------------------------------  --------------
Yi He          38   Chief Executive Officer, Chairman and       August 2001
                    Director

Honkeung Lam   52   Chief Financial Officer, Chief Accounting   August 2001
                    Officer, Secretary and Director

Guoliang Tian  65   Director                                       May 2003

Yu Fang        59   Director                                       May 2003

As of the date of filing of this report, the current directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors (if applicable) are as follows:

    Name       Age                Position                     Director Since
-------------  ---  -----------------------------------------  --------------
Yi He          38   Chief Executive Officer, Chairman,         August 2001
                    President and Director

Honkeung Lam   52   Chief Financial Officer, Chief Accounting  August 2001
                    Officer, Secretary and Director

Guoliang Tian  65   Director                                      May 2003

Yu Fang        59   Director                                      May 2003

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that, during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders were in compliance with SEC regulations.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information about compensation paid to, or accrued for the benefit of the Company's Chief Executive Officer during the years ended December 31, 2004, 2003, and 2002. None of the Company's executive officers earned more than $100,000 during the years ended December 31, 2004, 2003, and 2002.

                           Summary Compensation Table

                                                   Annual Compensation
                                               ----------------------------
                  (a)                  (b)       (c)     (d)        (e)
                 Name                  Year                       Other
                  And                 Ended                       Annual
               Principal             December  Salary   Bonus  Compensation
               Position                 31       ($)     ($)       ($)
-----------------------------------  --------  -------  -----  ------------
Yi He, Chief Executive Officer (n1)    2004    $47,226   -0-       -0-
                                       2003    $21,739   -0-       -0-
                                       2002    $27,108   -0-       -0-

                                              Long Term Compensation
                                  ---------------------------------------------
                                          Awards               Payouts
                                  ----------------------  ---------------------
           (a)            (b)         (f)        (g)        (h)         (i)
           Name          Year     Restricted                            All
           And           Ended       Stock      Shares     LTIP        Other
        Principal       December   Award(s)   Underlying  Payouts  Compensation
        Position           31         ($)      Options      ($)         ($)
----------------------  --------  ----------  ----------  -------  ------------
Yi He, Chief Executive    2004        -0-        -0-        -0-         -0-
Officer                   2003        -0-        -0-        -0-         -0-
 (n1)                     2002        -0-        -0-        -0-         -0-

(n1) Yi He became the Company's Chief Executive Officer on May 15, 2003.

Because no options, stock appreciation rights or Long-Term Incentive Plans have been granted to any of the executive officers, the information and tables otherwise required by this Item which relate to such forms of compensation have been omitted.

EMPLOYMENT CONTRACTS

There are no formal employment agreements with any of the Company's executive officers.

COMPENSATION OF DIRECTORS

No compensation was paid by the Company to its Directors for any service provided as a Director during the year ended December 31, 2004. There are no other formal or informal understandings or arrangements relating to compensation; however, Directors may be reimbursed for all reasonable expenses incurred by them in conducting the Company's business. These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage.

EMPLOYEE BENEFIT AND CONSULTING SERVICES COMPENSATION PLANS

As of December 31, 2004, the Company had two Employee Benefit and Consulting Services Compensation Plans in effect:

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 15, 2005, the stock ownership of each person known to the Company to be the beneficial owner of five percent (5%) or more of the Company's Common Stock, each executive officer and director individually and all executive and directors of the Company as a group.

                                         Amount and Nature     Percent Owned
                                           of Beneficial     Beneficially and
            Name and Address of              Ownership           of Record
             Beneficial Owner                  (n1)                (n2)
---------------------------------------  -----------------  -----------------
Yi He *                                      25,800,000            33.5%

Honkeung Lam *                               10,500,000            13.7%

Guoliang Tian *                                  -0-                --

Yu Fang *                                        -0-                --

Jing Zeng                                     5,760,000            7.5%
9/F Fang Yuan Mansion
No. 56 Zhongguancun South Rd Yi Haidian
District, Beijing, China

All officers and directors of the            36,300,000            47.2%
Company as a group (four persons)

* An officer and/or director of the Company. The address for each officer and director is in care of the Company at 9/F Fang Yuan Mansion, No. 56 Zhongguancun South Rd Yi Haidian District, Beijing, China.

      (n1) Unless otherwise indicated, all shares are directly owned and investing power is held by the persons named in the table.

      (n2) Based upon 76,900,707 shares of Common Stock outstanding as of March 15, 2005.

EQUITY COMPENSATION PLAN INFORMATION

      The following information concerning the Company's equity compensation plan is as of the end of the year ended December 31, 2004:

                                                                                   Number of securities
                                                                                   available for future
                               Number of securities to be   Weighted-average             issuance
                                 issued upon exercise of    exercise price of    under equity compensation
                                  outstanding options,          options,        plans (excluding securities
                                   warrants and rights     warrants and rights   reflected in column (a))
         Plan category                      (a)                    (b)                      (c)
-----------------------------  --------------------------  -------------------  ---------------------------
Equity compensation plans
approved by security holders              N/A                    N/A                      N/A

Equity compensation plans not
approved by security holders           3,000,000                $.10                   4,685,000

Total                                  3,000,000                $.10                   4,685,000

As of December 31, 2004, the Company had two Employee Benefit and Consulting Services Compensation Plans in effect:

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

ITEM 13. EXHIBITS.

Exhibit
 Number                                 Description
-------                                 -----------
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

   21.1 List of Subsidiaries. (Incorporated by reference to Exhibit 21.1 of the Company's Annual Report of Form 10-KSB for the year ended
            December 31, 2003.)

   31.1     Section 302 Certification by the Corporation's Chief Executive
            Officer. (Filed herewith.)

   31.2     Section 302 Certification by the Corporation's Chief Financial
            Officer. (Filed herewith.)

   32.1     Section 906 Certification by the Corporation's Chief Executive
            Officer. (Filed herewith.)

   32.2     Section 906 Certification by the Corporation's Chief Financial
            Officer. (Filed herewith.)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company's board of directors reviews and approves audit and permissible non-audit services performed by BDO McCabe Lo & Company ("BDO"), as well as the fees charged by BDO for such services. In its review of non-audit service fees and its appointment of BDO as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining BDO's independence. All of the services provided and fees charged by BDO in 2004 and 2003 were pre-approved by the board of directors.

AUDIT FEES

The aggregate fees billed for professional services rendered by BDO for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for fiscal years 2004 and 2003 were $55,500 and $50,900, respectively.

AUDIT-RELATED FEES

There were no other fees billed by BDO during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed for professional services rendered by BDO for tax compliance services in fiscal years 2004 and 2003 were $nil and $6,500, respectively.

ALL OTHER FEES

There were no other fees billed by BDO during the last two fiscal years for products and services provided by BDO.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FORLINK SOFTWARE CORPORATION, INC.
Dated:  March 31, 2005

                                              By: /s/ Yi He
                                                  ------------------------------
                                                  Yi He, Chief Executive Officer

Dated:  March 31, 2005

                                              By: /s/ Honkeung Lam
                                                  ------------------------------
                                                  Honkeung Lam, Chief Financial
                                                  and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                              By: /s/ Yi He
                                                  ------------------------------
                                                  Yi He, Director

                                              Date: March 31, 2005

                                              By: /s/ Honkeung Lam
                                                  ------------------------------
                                                  Honkeung Lam, Director

                                              Date: March 31, 2005

                                              By: /s/ Guoliang Tian
                                                  ------------------------------
                                                  Guoliang Tian, Director

                                              Date: March 31, 2005

                                              By: /s/ Yu Fang
                                                  ------------------------------
                                                  Yu Fang, Director

                                              Date: March 31, 2005

                                  EXHIBIT INDEX

Exhibit Number and Brief Description.

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

      21.1 List of Subsidiaries. (Incorporated by reference to Exhibit 21.1 of the Company's Annual Report of Form 10-KSB for the year ended December 31, 2003.)

      31.1 Section 302 Certification by the Corporation's Chief Executive Officer. (Filed herewith.)

      31.2 Section 302 Certification by the Corporation's Chief Financial Officer. (Filed herewith.)

      32.1 Section 906 Certification by the Corporation's Chief Executive Officer. (Filed herewith.)

      32.2 Section 906 Certification by the Corporation's Chief Financial Officer. (Filed herewith.)