Form 10QSB
period 2005-03-31
FORLINK SOFTWARE CORP INC
filed 2005-05-16
CIK 866458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005

      [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                         Commission file number: 0-18731

                       FORLINK SOFTWARE CORPORATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

               NEVADA                                  87-0438458
   ------------------------------                 -------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 3, 2005, the issuer had 76,909,707 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                                                PAGE
                                                                                                ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Forlink Software Corporation, Inc.
         Unaudited Consolidated Condensed Financial Statements
         As of and For the Three Months ended March 31, 2005 and 2004

                  Consolidated Balance Sheets                                                     F-1

                  Consolidated Statements of Operations                                           F-2

                  Consolidated Statements of Cash Flows                                           F-3

                  Notes to Consolidated Financial Statements (unaudited)                      F-4 - F-16

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.                                                     1

ITEM 3.  CONTROLS AND PROCEDURES.                                                                  9

PART II - OTHER INFORMATION                                                                       10

ITEM 1.  LEGAL PROCEEDINGS.                                                                       10

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.                             10

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                                                         10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.                                   10

ITEM 5.  OTHER INFORMATION.                                                                       10

ITEM 6.  EXHIBITS                                                                                 10

SIGNATURES                                                                                        11

                       FORLINK SOFTWARE CORPORATION, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(Expressed in US Dollars)

                                                              MARCH 31,        DECEMBER 31,
                                                                2005              2004
                                                            ------------       ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                 $  1,326,383       $  2,298,831
  Accounts receivable                                            742,268            638,398
  Other receivables, deposits and prepayments (Note 3)           449,675            440,401
  Inventories (Note 4)                                           282,864             24,639
  Amount due from stockholder (Note 5)                            56,402             38,286

                                                            ------------       ------------

  Total current assets                                         2,857,592          3,440,555

Property, plant and equipment (Note 6)                           737,957            698,521
Investment in affiliate (Note 7)                                 800,308            798,001
Goodwill (Note 8)                                              1,684,023          1,684,023
                                                            ------------       ------------

TOTAL ASSETS                                                $  6,079,880       $  6,621,100
                                                            ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                          $    446,460       $    269,745
  Amounts due to stockholders (Note 5)                           231,437            624,989
  Customer deposits                                              815,891            425,368
  Other payables and accrued expenses (Note 9)                   240,652            204,252
  Income tax payable (Note 10)                                    31,754             31,754
  Other taxes payable (Note 11)                                   47,514            196,864
                                                            ------------       ------------

  Total current liabilities                                 $  1,813,708       $  1,752,972
                                                            ------------       ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS IN EQUITY OF SUBSIDIARY                  $         11       $          -

STOCKHOLDERS' EQUITY
  Common stock, par value $0.001 per share;
    100,000,000 shares authorized; 85,200,707 and
    85,088,207 shares issued and 76,900,707 and
      76,788,207 shares outstanding, respectively           $     85,201       $     85,088
   Treasury stock                                               (215,800)          (215,800)
  Additional paid-in capital                                   8,947,434          8,936,297
  Accumulated losses                                          (4,550,674)        (3,937,457)
                                                            ------------       ------------

  Total stockholders' equity                                $  4,266,161       $  4,868,128
                                                            ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  6,079,880       $  6,621,100
                                                            ============       ============

See accompanying notes to unaudited consolidated condensed financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(Expressed in US Dollars)

                                                            THREE MONTHS ENDED MARCH 31,
                                                           -------------------------------
                                                               2005               2004
                                                           ------------       ------------
NET SALES                                                  $    652,350       $  5,536,323

COST OF SALES                                                  (424,197)        (4,065,487)
                                                           ------------       ------------

GROSS PROFIT                                                    228,153          1,470,836
                                                           ------------       ------------
SELLING EXPENSES                                               (205,141)          (228,754)

RESEARCH AND DEVELOPMENT EXPENSES                              (279,331)          (267,332)

GENERAL AND ADMINISTRATIVE EXPENSES                            (361,066)          (591,780)
                                                           ------------       ------------

TOTAL OPERATING EXPENSES                                       (845,538)        (1,087,866)
                                                           ------------       ------------
OPERATING (LOSS)/PROFIT                                        (617,385)           382,970

INCOME FROM EQUITY METHOD INVESTEE                                2,307                  -

INTEREST INCOME                                                   1,597              5,465

OTHER INCOME, NET-                                                  275                  -
                                                           ------------       ------------

(LOSS)/PROFIT BEFORE INCOME TAX AND MINORITY INTEREST          (613,206)           388,435

INCOME TAX (Note 10)                                                  -            (57,786)

MINORITY INTERESTS                                                  (11)                 -
                                                           ------------       ------------

NET (LOSS)/PROFIT                                          $   (613,217)      $    330,649
                                                           ============       ============

(LOSS)/EARNINGS PER SHARE - BASIC AND DILUTED              $      (0.01)      $       0.00
                                                           ============       ============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                             76,827,557         76,773,207
                                                           ============       ============

See accompanying notes to unaudited consolidated condensed financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      DECREASE IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

(Expressed in US Dollars)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                   ---------------------------------
                                                                       2005                 2004
                                                                   ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)/profit                                                $   (613,217)        $    330,649
       Adjustments to reconcile net (loss)/profit to
         net cash used in operating activities
       Minority interests                                                    11                    -
       Depreciation of property, plant and equipment                     41,673               13,789
       Income from equity method investee                                (2,307)

       Change in:
         Accounts receivable                                           (103,870)            (202,547)
         Other receivables, deposits and prepayments                     (9,274)            (359,969)
         Inventories                                                   (258,225)           1,063,990
         Accounts payable                                               176,715             (998,351)
         Customer deposits                                              390,523             (964,214)
         Other payables and accrued expenses                             36,400              (84,510)
         Income tax payable                                                   -               43,334
         Other taxes payable/recoverable                               (149,350)             (99,410)
                                                                   ------------         ------------

NET CASH USED IN OPERATING ACTIVITIES                                  (490,921)          (1,257,239)
                                                                   ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property, plant and equipment                        (81,109)             (43,624)
                                                                   ------------         ------------

NET CASH USED IN INVESTING ACTIVITIES                                   (81,109)             (43,624)
                                                                   ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    (Advances to)/Repayments from stockholders                          (18,116)              10,869
    Repayments to stockholders                                         (393,552)             (18,714)
    Proceeds from issuances of common stock under Plan 2002              11,250                    -
                                                                   ------------         ------------

NET CASH USED IN FINANCING ACTIVITIES                                  (400,418)              (7,845)
                                                                   ------------         ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (972,448)          (1,308,708)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      2,298,831            2,837,997
                                                                   ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  1,326,383         $  1,529,289
                                                                   ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Income tax paid                                                           -                3,841
                                                                   ============         ============

See accompanying notes to unaudited consolidated condensed financial statements.

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Beijing Slait Science & Technology Development Limited Co. ("Slait") was established in the People's Republic of China (the "PRC") on January 25, 1998 as a limited liability company. Slait commenced operations in May 1998. Slait was beneficially owned by three individual PRC citizens, namely Yi He, Hongkeung Lam and Jing Zeng. Slait was granted a ten year operation period which can be extended with approvals from relevant PRC authorities.

On January 11, 2001, Slait entered into an agreement of Plan of Reorganization ("the Plan") with Forlink Software Corporation, Inc. ("Forlink"). Forlink had issued to the owners of Slait as individuals 59,430,000 authorized shares of common stock of Forlink in exchange for 100% of the registered and fully paid up capital of Slait. In accordance with the terms of the Plan, Forlink transferred $131,039 (RMB1,085,000) to Slait, the amount was disbursed to the original owners of Slait. The closing date of this exchange transaction was August 28, 2001.

As a result of the acquisition, the former owners of Slait hold a majority interest in the combined entity. Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a "reverse acquisition" whereby Slait is deemed to have purchased Forlink. However, Forlink remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes. Subsequent to the reverse acquisition, the principal activities of Slait have been gradually shifted to Forlink Technologies Co., Ltd. ("FTCL"). On February 13, 2004, Slait was officially dissolved in accordance with relevant PRC regulations.

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

To comply with PRC laws and regulations, Forlink will conduct its internet value-added services in PRC via Beijing Forlink Hua Xin Technology Co. Ltd. ("BFHX"). BFHX was established in PRC on September 19, 2003 as a limited liability company. The registered capital of BFHX is $120,733 (RMB1,000,000) and has been fully paid up by March 31, 2005. In accordance with a directors' resolution of Forlink passed on September 15, 2003, Mr. Yi He and Mr. Xiaoxia Zhao were entrusted as nominee owners of BFHX to hold 70% and 30%, respectively, of the fully paid up capital of BFHX on behalf of Forlink and Forlink is the primary beneficiary. BFHX is considered a Variable Interest Entity ("VIE") and because Forlink is the primary beneficiary, Forlink's consolidated financial statements include BFHX. Upon the request of Forlink, Mr. Yi He and Mr. Xiaoxia Zhao are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

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

On March 20, 2005, Beijing Forlink Kuanshi Technologies Limited ("BFKT") was established as a limited liability company by BFHX and two individuals, Mr. Jianqiu Fang and Mr. Bizhao Zhong, which hold 70%, 10% and 20% of fully paid up capital of BFKT, respectively. The registered capital of BSKT is $120,733 (RMB1,000,000) and was fully paid up on March 16, 2005. After being set up, BFKT acquired 90% and 95% of shares of Qingdao Jiashi Technologies Limited ("QJT") and Xiamen Kuanshi Technologies Limited ("XKT"), respectively, on March 28, 2005. Both QJT and XKT were originally established by Mr. Yi He and Mr. Wei Li on March 4, 2005 and March 7, 2005 respectively. Pursuant to the agreement reached between BFHX and Mr. Wei Li, Mr. Wei Li was entrusted as nominee owner of QJT and XKT to hold 10% and 5%, respectively, of the fully paid up capital of QCT and XKT on behalf of BFHX and BFHX is the primary beneficiary. QCT and XKT have not commenced operations since the date of establishment.

Forlink, its subsidiaries and VIE are collectively referred to as "the Company" hereafter.

The principal activities of the Company are the development and sale of network software systems and the provision of enterprise application system integration services in the PRC. The Company is also engaged in the sale of computer hardware.

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of Forlink and its subsidiaries, namely, FTCL, FTHK, BFHX, FTCD, BFKT, QJT and XKT. All intercompany transactions and balances have been eliminated.

Minority interests at the balance sheet date, being the portion of the net assets of subsidiaries attributable to equity interests that are not owned by Forlink, whether directly or indirectly through subsidiaries, are presented in the consolidated balance sheet separately from liabilities and the shareholders' equity. Minority interests in the results of the company for the quarter are also separately presented in the income statement.

The accompanying financial data as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The balance sheet data as of December 31, 2004 has been derived from the audited financial statements in the 2004 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2004.

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004, have been made. The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

                                                      THREE MONTHS
                                                     ENDED MARCH 31,
                                                          2005
                                                     ---------------
Net loss, as reported                                $     (613,217)
Deduct: Stock-based compensation expense
   determined under fair value based method                 (78,190)
                                                     --------------
Proforma net loss                                    $     (691,407)
                                                     ==============

Loss per share:
   Basic - Reported                                           (0.01)
          - Pro forma                                         (0.01)
   Diluted - Reported                                         (0.01)
          - Pro forma                                         (0.01)

The impact for the three months ended March 31, 2005 was not available as the Company had not completed the documentation in respect of the options to be issued.

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

Foreign currency transactions during the period are translated into each company's denominated currency at the exchange rates ruling at the transaction dates. Gain and loss resulting from foreign currency transactions are included in the consolidated statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into each company's denominated currency at period end exchange rates. All exchange differences are dealt with in the consolidated statements of operations.

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

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

Exchange rates between US$, HK$ and RMB are fairly stable during the periods presented. The rates ruling as of March 31, 2005 and 2004 and December 31, 2004 are US$1: HK$7.75: RMB8.28 and US$1: HK$7.75: RMB8.28, respectively. Due to the stability of the exchange rates, there were no net adjustments in stockholders' equity.

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

Revenue is recognized net of value added tax ("VAT") payable to, but includes the benefit of the rebate of VAT on sale of software products received or receivable from, the Chinese tax authorities as part of the PRC government's policy of encouraging software development in the PRC. Sales of products in the PRC are subject to a 17% VAT. Companies that fulfill certain criteria set by the relevant authorities and which develop their own software products and have the software products registered with the relevant authorities in the PRC are entitled to a refund of VAT equivalent to the excess over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales). The excess portion of the VAT is refundable and is recorded on an accrual basis. The VAT rebate was $1,212 and $7,414 for the three months ended March 31, 2005 and 2004 respectively.

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

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

                                            MARCH 31,        DECEMBER 31,
                                              2005              2004
                                           ----------       --------------
Other receivables                          $   42,141       $      127,038
Deposits                                      256,463              119,305
Prepayments                                   151,071              194,058
                                           ----------       --------------

                                           $  449,675       $      440,401
                                           ==========       ==============

NOTE 4 - INVENTORIES

                                            MARCH 31,        DECEMBER 31,
                                              2005              2004
                                           ----------       --------------
Computer hardware and software             $  282,864       $       24,639
                                           ==========       ==============

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

As of March 31, 2005 and December 31, 2004, amount due from stockholder represented travel advances to Mr. Yi He who is a director and stockholder of the Company.

As of March 31, 2005 and December 31, 2004, the amounts due to stockholders represented advances from stockholders.

RELATED PARTY TRANSACTIONS

During the period, net sales derived from an affiliate was $108,414 (2004:
$66,123).

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

                                                   MARCH 31,          DECEMBER 31,
                                                     2005                 2004
                                                  ------------        ------------
Building                                          $    155,648        $    155,648
Computer and office equipment                          706,769             662,708
Motor vehicles                                         190,317             190,317
Construction in progress                                61,200              24,152
                                                  ------------        ------------
                                                     1,113,934           1,032,825
Less: Accumulated depreciation                        (375,977)           (334,304)
                                                  ------------        ------------
                                                  $    737,957        $    698,521
                                                  ============        ============

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company. By a stockholders' resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. The building has been pledged as collateral for the mortgage loan granted to Mr. Yi He. The related mortgage still remains in the name of Mr. Yi He, however, the Company has agreed to pay Mr. Yi He amounts equal to the required mortgage payments. As of March 31, 2005, the amount of the mortgage loan is $38,766 ($44,584 as of December 31, 2004) and is included in "Amounts due to stockholders" on the balance sheet.

NOTE 7 - LONG TERM INVESTMENT

The Company invested $760,870 in a privately held PRC company, All China Logistics Online Co., Ltd., for a 17.8% equity interest. The Company records the investment at cost because it does not have the ability to exercise significant influence over the investee.

In October 2004, the Company invested $36,232 in a privately held PRC company, Huntington Network Technologies (Beijing) Co., Ltd. ("HNTB"), for a 30% equity interest through BFHX. The investment in HNTB is accounted for under the equity method of accounting due to the Company's significant influence over the operational and financial policies of HNTB and accordingly, the share of HNTB's net profit of $2,307 during the period is reflected as income from equity method investee in the accompanying statements of operations.

NOTE 8 - GOODWILL

The Company accounted for the acquisition of Plan of Reorganization in accordance with SFAS No. 141 "Business Combinations", which resulted in the recognition of goodwill. Goodwill represents the excess of acquisition cost over the estimated fair value of net assets acquired.

As of December 31, 2004 and 2003, the Company completed the annual impairment test required by SFAS No 142. Based on the result of the first step of the test, the Company believes that there was no further impairment of goodwill as of March 31, 2005 and 2004.

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 9 - OTHER PAYABLES AND ACCRUED EXPENSES

                                              MARCH 31,          DECEMBER 31,
                                                 2005                2004
                                             ------------        ------------
Other payables                               $     37,152        $     70,765
Accrued salaries & wages                          112,798              98,418
Other accrued expenses                             90,702              35,069
                                             ------------        ------------

                                             $    240,652        $    204,252
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

No provision for EIT were made for FTCD, BFKT, QJT and XKT as they have not gained taxable income by March 31, 2005.

Income tax represents current PRC EIT and Hong Kong profits tax which are calculated at the statutory income tax rate on the assessable income for the three months ended March 31, 2005 and 2004.

The difference between the statutory rate and the effective tax relates principally to nondeductible expenses and nontaxable income.

Income tax payable represents provision for Hong Kong profits tax of FTHK for the year ended December 31, 2004, which has not been paid and finalized by the tax authority of Hong Kong as of March 31, 2005.

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 10 - INCOME TAX - CONTINUED

The provision for income tax consisted of:

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------
                                                                       2005            2004
                                                                    ------------    ------------
Current PRC corporate income tax and Hong Kong profit tax           $          -    $     57,786

Deferred tax                                                                   -               -
                                                                    ------------    ------------

Provision for income tax                                            $          -    $     57,786
                                                                    ============    ============

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

NOTE 12 - STOCK PLAN

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

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

The following table summarizes the activity on stock options under the Plan:

                                                                   WEIGHTED AVERAGE
                                              NUMBER OF OPTIONS    EXERCISE PRICE
                                              -----------------    ----------------
Outstanding at December 31, 2002                   1,337,000          $     1.00
Granted                                            1,968,000          $     2.28
Exercised                                                  0                   0
Forfeited or Cancelled                               631,000          $     5.00
Outstanding at December 31, 2004,
2003 and March 31, 2004 and 2003                   1,337,000          $     1.00

All outstanding options at March 31, 2005 and December 31, 2004 are exercisable.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Forlink re-priced 337,000 stock options on September 21, 2000, and reduced the exercise price to $1 per share, the then-current market price of the stock. Under the Interpretation, the options are accounted for as variable from September 21, 2000 until the options are exercised, forfeited or expire unexercised. Since September 21, 2000, the market price of the Forlink's stock decreased to a level lower than the exercise price. Accordingly, there are no effects of adopting the Interpretation for the three months ended March 31, 2005 and 2004.

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

On September 7, 2004, 3,315,000 options were granted to the Company's employees to purchase the Company's shares of common stock, $0.001 par value, at an exercise price of $0.10 per share. Of the 3,315,000 options, 800,000 options were granted to an employee with 5 years vesting period, 2,515,000 options were granted to employees with 3 years vesting period. The expiration date for 2,385,000 options is December 30, 2006 (the "December 2006 Options"). The expiration date for 130,000 options is June 30, 2007 (the "June 2007 Options"). The expiration date for 800,000 options is June 30, 2009 (the "June 2009 Options"). On September 7, 2004 and January 1, 2005, 854,500 and 904,500 options were vested to employees respectively. The market price of the stock as of September 7, 2004 and January 1, 2005 was $0.10 per share.

The following table summarizes the activity on stock options under the Plan
2002:

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

                                                       WEIGHTED AVERAGE
                                   NUMBER OF OPTIONS    EXERCISE PRICE
                                   -----------------   ----------------
Granted on September 7, 2004           3,315,000          $     0.10

Exercised                                (15,000)         $     0.10
Forfeited or Cancelled                         0          $     0.00
Outstanding at December 31, 2004       3,300,000          $     1.00
Exercised                               (112,500)         $     0.10
Forfeited or Cancelled                         0          $     0.00
Outstanding at March 31, 2005          3,187,500          $     1.00

The weighted average fair value of the December 2006 Options, the June 2007 Options and the June 2009 Options granted on the date of grant, were $0.042, $0.046 and $0.058 per option, respectively.

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective options. Assumptions for the three months ended March 31, 2004 was not available as the Company had not completed the documentation in respect of the options to be issued until the third quarter of 2004.

FOR THREE MONTHS ENDED MARCH 31, 2005              THE VALUE OF OPTIONS
                                        DECEMBER 2006     JUNE 2007     JUNE 2009
                                           OPTIONS         OPTIONS       OPTIONS
                                        -------------   ------------   ---------
Risk-free interest rate                     2.17%           2.28%         2.66%
Expected lives (in years)                  1.167           1.417         2.417
Dividend yield                                 0%              0%            0%
Expected volatility                          100%            100%          100%

                       FORLINK SOFTWARE CORPORATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 13 - CONCENTRATION OF A CUSTOMER

During the year, Customer A accounted for more than 10% of total sales:

                                      THREE MONTHS ENDED MARCH 31,
                                         2005             2004
                                      ----------      ------------
Net sales derived from Customer A     $  445,889      $  5,322,990
                                      ==========      ============

% to total net sales                          68%               96%
                                      ==========      ============

Account receivable from Customer A       386,533           687,244
                                      ==========      ============

% to total accounts receivable                52%               87%
                                      ==========      ============

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

We believe that there are opportunities for us to expand into new business areas and to grow our business both internally and through acquisitions. On June 14, 2004, Forlink Technologies (Chengdu) Limited ("FTCD") was established as a limited liability company in Chengdu, PRC and subsequently it became a wholly owned subsidiary of FTHK in September 2004. The registered capital of FTCD is $5,000,000 and the fully paid up capital was $750,000 as of March 31, 2005. FTCD has not commenced operations since the date of establishment. On September 28, 2004, we invested $36,232 in Huntington Network Technologies (Beijing) Co., Ltd., which is a privately held PRC company and operates the Gmgame.com, in exchange for 30% equity interests. Gmgame.com is a fast growing online game portal committed to providing Chinese players with the widest variety of online games available. This investment enables us to enter a fast growing market and utilize our IT expertise to further diversify our revenues. On March 20, 2005, Beijing Forlink Kuanshi Technologies Limited ("BFKT") was established as a limited liability company by BFHX (Beijing Forlink Hua Xin) and two individuals, Mr. Jianqiu Fang and Mr. Bizhao Zhong, which hold 70%, 10% and 20% of fully paid up capital of BFKT, respectively. We believe this investment will enable us to capitalize in the fast growing IPTV market in China by leveraging our technological expertise.

REVENUES

Our business includes Forlink brand "For-series" software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and "For-series" related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

                                            Three Months Ended March 31
                                       -------------------------------------
                                            2005                  2004
                                       ---------------       ---------------
Sales of For-series software           $       565,661        $     237,991
as a percentage of net sales                        87%                   4%

For-series related system integration  $        86,689        $   5,298,332
as a percentage of net sales                        13%                  96%

Sales of For-series software is recognized net of VAT payable to, and includes the benefit of VAT rebates from, the Chinese tax authorities. We recognize VAT rebates in any month when the net amount of the value added tax payable exceeds 3% of software sales and upon our application to tax authority.

As indicated in the foregoing table, sales of For-series software increased 138% to $565,661 in the first quarter of 2005 from $237,991 in the first quarter of 2004. Software revenue as a percentage of net sales increased to 87% in the first quarter of 2005 from 4% in the first quarter of 2004. For-series related system integration decreased 98% to $86,689 in the first quarter of 2005 from $5,298,332 in the first quarter of 2004. System integration revenue as a percentage of net sales decreased to 13% in the first quarter of 2005 from 96% in the first quarter of 2004. The change was mainly attributable to the following factors: our continued focus on increasing software sales, and decreasing integration projects with low profit margin hardware pass-through; a long Chinese New Year Holiday caused a seasonal order fluctuation of our major customers; a large system integration project of 2003 was completed in the first quarter of 2004, which caused the first quarter of 2004 system integration revenue to be larger than usual.

We do not expect this trend to continue and we believe the first quarter sales decrease is temporary. We anticipate our revenues for the three months ending June 30, 2005 will exceed the first quarter, with increased software revenue and high profit margin system integration revenue.

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

FOREIGN EXCHANGE

The functional currency of Forlink is US$ and the financial records are maintained and the financial statements are prepared in US$. The functional currency of FTHK is HK$ and the financial records are maintained and the financial statements are prepared in HK$. The functional currency of Slait, FTCL, BFHX, FTCD and BFKT is Renminbi (RMB) and the financial records are maintained and the financial statements are prepared in RMB.

Foreign currency transactions during the period are translated into each company's denominated currency at the exchange rates prevailing at the transaction dates. Gain and loss resulting from foreign currency transactions are included in the consolidated statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into each company's denominated currency at period end exchange rates. All exchange differences are dealt with in the consolidated statements of operations.

For the purpose of preparing the Company's consolidated financial statements, the financial statements in HK$ and RMB have been translated into United States Dollars at US$1.00 = HK$7.75 and US$1.00 = RMB8.28, respectively. Translation adjustments would be included as a component of stockholders' equity.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 and SOP 97-2 i(degree)Software Revenue Recognition".

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

Recent Accounting Pronouncements

- We have adopted FASB Interpretation No. 46R (revised December 2003) "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46R"). FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns.

- FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS No. 123(R)"), Share-Based Payment, which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation". For public entities that file as small business issuers, this statement is effective for fiscal years beginning after December 15, 2005. The statement will eliminate our ability to account for share-based compensation transactions using an intrinsic value method. As a result of this accounting pronouncement, we anticipate that the adoption of this accounting standard will have a material impact on our financial statements. Prior to the adoption of SFAS No. 123(R), we will continue to utilize the accounting method prescribed by APB Opinion No. 25. "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Under APB No. 25, when the exercise price of employee stock options equals the market price for the underlying stock on the date of grant, no compensation expense is recognized.

CONSOLIDATED RESULTS OF OPERATIONS

NET SALES.

Our net sales decreased 88% to $652,350 in the first quarter of 2005, from $5,536,323 in the first quarter of 2004. Of which, software sales increased 138% to $565,661 in the first quarter of 2005 from $237,991 in the first quarter of 2004; Sales from system integration decreased 98% to $86,689 in the first quarter of 2005 from $5,298,332 in the first quarter of 2004. The change was mainly attributable to the following factors: our continued focus on increasing software sales, and decreasing integration projects with low profit margin hardware pass-through; a long Chinese New Year Holiday caused a seasonal order fluctuation of our major customers; a large system integration project of 2003 was completed in the first quarter of 2004, which caused the first quarter of 2004 system integration revenue to be larger than usual.

We do not expect this trend to continue and we believe the first quarter sales decrease is temporary. We anticipate our revenues for the three months ending June 30, 2005 will exceed the first quarter, with increased software revenue and high profit margin system integration revenue.

COST OF SALES.

Our cost of sales decreased 90% to $424,197 in the first quarter of 2005 from $4,065,487 in the first quarter of 2004. The decrease is mainly due to decreased system integration.

GROSS PROFIT.

Gross profit decreased 84% to $228,153 in the first quarter of 2005, from $1,470,836 in the first quarter of 2004. Gross profit margin increased to 35% in the first quarter of 2005, as compared to 27% in the same period of 2004. The increase in gross profit margin is primarily due to increased software sales.

OPERATING EXPENSES.

Total operating expenses decreased 22% to $845,538 in the first quarter of 2005, from $1,087,866 in the first quarter of 2004. These decreases resulted largely from decreases in selling expenses and general and administrative expenses.

Selling expenses decreased 10% to $205,141 in the first quarter of 2005, from $228,754 in the same period of 2004. This decrease was primarily due to decreased system integration projects. We are continuing to increase our marketing efforts for For-Online and software outsourcing services.

Research and development expenses increased 4% to $279,331 in the first quarter of 2005, from $267,332 in the same period of 2004 due to our continued focus on developing new products and solutions, especially on customized industry solutions that delivered through For-Online platform.

General and administrative expenses decreased 39% to $361,066 in the first quarter of 2005, from $591,780 in the same period of 2004. The decrease was primarily due to the Company's cost control efforts.

OPERATING PROFIT (LOSS).

We recorded an operating loss of $617,385 in the first quarter of 2005, as compared to an operating profit of $382,970 in the same period of 2004. The decrease was mainly due to operating expenses associated with new business lines, For-Online and software outsourcing services.

NET INCOME (LOSS).

We recorded a net loss of $613,217 in the first quarter of 2005, or basic and diluted loss of $0.01 per share, as compared to a net income of $330,649 in the same period of 2004, or basic and diluted earnings of $0.00 per share.

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

Our accounts receivable balance at March 31, 2005 was $742,268.

We ended the period with a cash position of $1,326,383. We had negative operating cash flow of $490,921, primarily attributable to increased inventories and paying down of taxes payable.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2005, we have not entered into any off-balance sheet arrangements with any individuals or entities.

CONTRACTUAL OBLIGATIONS

As of March 31, 2005, we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

April 1, 2005 to March 31, 2006                $298,438
April 1, 2006 to March 31, 2007                $338,942

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

As of March 31, 2005 and December 31, 2004, the amount due from stockholder represented travel advances to Mr. Yi He, a director and stockholder of the Company.

As of March 31, 2005 and December 31, 2004, the amounts due to stockholders represented advances from stockholders.

Mr. Yi He, an officer and director of the Company, purchased the building located in Chengdu on behalf of the Company. By a stockholders' resolution passed on March 8, 1999, it was ratified that the title to the building belonged to SLAIT. The building has been pledged as collateral for the mortgage loan granted to Mr. Yi He. The related mortgage still remains in the name of Mr. Yi He, however the Company has agreed to pay Mr. Yi He amounts equal to the required mortgage payments. As of March 31, 2005, the amount of the mortgage loan is $38,766 ($44,584 as of December 31, 2004) and is included in "Amounts due to stockholders" on the balance sheet.

To comply with PRC laws and regulations, Forlink will conduct its Internet value-added services in PRC via Beijing Forlink Hua Xin Technology Co. Ltd. ("BFHX"). BFHX was established in PRC on September 19, 2003 as a limited liability company. The registered capital of BFHX is $120,773 (RMB1,000,000) and the fully paid up capital was $120,773 (RMB1,000,000) as of March 31, 2005. In accordance with a directors' resolution of Forlink passed on September 15, 2003, Mr. Yi He and Mr. Xiaoxia Zhao were entrusted as nominee owners of BFHX to hold 70% and 30% of the fully paid up capital of BFHX, respectively, on behalf of Forlink and Forlink is the primary beneficiary. BFHX is considered a variable interest entity ("VIE") and as Forlink is the primary beneficiary, Forlink's consolidated financial statements include BFHX. Upon the request of Forlink, Mr. Yi He and Mr. Xiaoxia

Zhao are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

In accordance with a registered capital transfer agreement dated and owners' resolutions of BFHX passed on February 16, 2004, Mr. Xiaoxia Zhao transferred the fully paid up capital of BFHX of $10,870 (RMB90,000) to Mr. Wei Li for $10,870. Mr. Yi He and Mr. Wei Li entered into agreements with Forlink on November 8, 2003 and March 18, 2004, respectively, under which agreements Mr. Yi He and Mr. Wei Li were entrusted as nominee owners of BFHX to hold 70% and 30%, respectively, of the fully paid up capital of BFHX on behalf of Forlink, and Forlink is the primary beneficiary. Upon the request of Forlink, Mr. Yi He and Mr. Wei Li are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

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

                                           FORLINK SOFTWARE CORPORATION, INC.

Date: May 16, 2005                         By:    /s/ Yi He
                                               --------------------------------
                                               Yi He, Chief Executive Officer

Date: May 16, 2005                         By:    /s/ Hongkeung Lam
                                               --------------------------------
                                               Honkeung Lam, Chief Financial
                                               and Accounting Officer

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