Form 10QSB
period 2005-06-30
FORLINK SOFTWARE CORP INC
filed 2005-08-15
CIK 866458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ___ to ___
Commission file number: 0-18731
FORLINK SOFTWARE CORPORATION, INC.

(Exact name of small business issuer as specified in it charter)

Nevada	87-0438458

(State or other jurisdiction of incorporation or	(IRS Employer Identification
organization)	No.)
9F Fang Yuan Mansion, No. 56, ZhongGuanCun South Road Yi, Haidian District, Beijing, China

(Address of principal executive offices)
011-8610 8802 6368

(issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 12, 2005 the issuer had 76,924,707 shares of common stock, $.001 par value, outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

i

Forlink Software Corporation, Inc.
Consolidated Balance Sheets
(unaudited)
(Expressed in US Dollars)

	June 30,	December 31,
	2005	2004
ASSETS

Current assets
Cash and cash equivalents	$118,385	$2,298,831
Accounts receivable	1,534,696	638,398
Other receivables, deposits and prepayments (Note 3)	365,386	440,401
Inventories (Note 4)	23,451	24,639
Amount due from stockholder (Note 5)	29,225	38,286

Total current assets	2,071,143	3,440,555

Property, plant and equipment (Note 6)	865,840	698,521
Investment in affiliate (Note 7)	790,085	798,001
Goodwill (Note 8)	1,684,023	1,684,023

Total assets	$5,411,091	$6,621,100

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$88,365	$269,745
Amounts due to stockholders (Note 5)	202,993	624,989
Customer deposits	416,335	425,368
Other payables and accrued expenses (Note 9)	216,659	204,252
Income tax payable (Note 10)	31,754	31,754
Other taxes payable (Note 11)	87,275	196,864

Total current liabilities	$1,043,381	$1,752,972

Commitments and contingencies

Minority interests in equity of subsidiary	$(945)	$—

Stockholders’ equity
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 85,224,707 and 85,088,207 shares issued and 76,924,707 and 76,788,207 shares outstanding, respectively	$85,225	$85,088
Treasury stock	(215,800)	(215,800)
Additional paid-in capital	8,949,810	8,936,297
Accumulated losses	(4,450,580)	(3,937,457)

Total stockholders’ equity	$4,367,710	$4,868,128

Total liabilities and stockholders’ equity	$5,411,091	$6,621,100

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.
Consolidated Statements of Operations
(unaudited)
(Expressed in US Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	$1,629,131	$587,631	$2,281,481	$6,123,954

Cost of sales	(703,462)	(359,728)	(1,127,659)	(4,425,215)

Gross profit	925,669	227,903	1,153,822	1,698,739

Selling expenses	(116,468)	(102,212)	(321,609)	(330,966)

Research and development expenses	(316,841)	(252,163)	(596,172)	(519,495)

General and administrative expenses	(383,013)	(335,306)	(744,079)	(927,086)

Total operating expenses	(816,322)	(689,681)	(1,661,860)	(1,777,547)

Operating profit/(loss)	109,347	(461,778)	(508,038)	(78,808)

Loss from equity method investee	(10,223)	—	(7,916)	—

Interest income	778	1,953	2,375	7,418

Other income, net	—	—	275	—

Profit/(loss) before income tax and minority interest	99,902	(459,825)	(513,304)	(71,390)

Income tax (Note 10)	(764)	6,179	(764)	(51,607)

Minority interest	956	—	945	—

Net profit/(loss)	$100,094	$(453,646)	$(513,123)	$(122,997)

Earnings/(loss) per share — basic and diluted	$0.00	$(0.01)	$(0.01)	$(0.00)

Weighted average common shares outstanding — basic and diluted	76,827,557	76,773,207	76,870,417	76,773,207

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.
Consolidated Statements of Cash Flows
Decrease in Cash and Cash Equivalents
(unaudited)
(Expressed in US Dollars)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net loss	$(513,123)	$(122,997)
Adjustments to reconcile net loss to net cash used in operating activities
Minority interest	(945)	—
Depreciation of property, plant and equipment	89,309	51,026
Loss from equity method investee	7,916	—

Change in:
Accounts receivable	(896,298)	(215,741)
Other receivables, deposits and prepayments	75,015	(217,953)
Inventories	1,188	1,107,344
Accounts payable	(181,380)	(1,032,089)
Customer deposits	(9,033)	(1,199,019)
Other payables and accrued expenses	12,407	(74,022)
Income tax payable	—	20,053
Other taxes payable	(109,589)	(106,053)

Net cash used in operating activities	(1,524,533)	(1,789,451)

Cash flows from investing activities
Acquisition of property, plant and equipment	(256,628)	(219,677)

Net cash used in investing activities	(256,628)	(219,677)

Cash flows from financing activities
Repayments from/(advances to) stockholders	9,061	(7,247)
(Repayments to)/advances from stockholders	(421,996)	330,678
Proceeds from issuances of common stock under Plan 2002	13,650	—

Net cash (used in)/provided by financing activities	(399,285)	323,431

Net decrease in cash and cash equivalents	(2,180,446)	(1,685,697)

Cash and cash equivalents at beginning of period	2,298,831	2,837,997

Cash and cash equivalents at end of period	$118,385	$1,152,300

Supplemental disclosure of cash flow information
Income tax paid	764	31,555

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.
Notes to Unaudited Consolidated Financial Statements
(Expressed in US Dollars)
NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS
Beijing Slait Science & Technology Development Limited Co. (“Slait”) was established in the People’s Republic of China (the “PRC”) on January 25, 1998 as a limited liability company. Slait commenced operations in May 1998. Slait was beneficially owned by three individual PRC citizens, namely Yi He, Hongkeung Lam and Jing Zeng. Slait was granted a ten year operation period which can be extended with approvals from relevant PRC authorities.
On January 11, 2001, Slait entered into an agreement of Plan of Reorganization (“the Plan”) with Forlink Software Corporation, Inc. (“Forlink”). Forlink had issued to the owners of Slait as individuals 59,430,000 authorized shares of common stock of Forlink in exchange for 100% of the registered and fully paid up capital of Slait. In accordance with the terms of the Plan, Forlink transferred $131,039 (RMB1,085,000) to Slait. The amount was disbursed to the original owners of Slait. The closing date of this exchange transaction was August 28, 2001.
As a result of the acquisition, the former owners of Slait hold a majority interest in the combined entity. Generally accepted accounting principles require, in certain circumstances, that a company whose stockholders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a “reverse acquisition” whereby Slait is deemed to have purchased Forlink. However, Forlink remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes. Subsequent to the reverse acquisition, the principal activities of Slait have been gradually shifted to Forlink Technologies Co., Ltd. (“FTCL”). On February 13, 2004, Slait was officially dissolved in accordance with relevant PRC regulations.
On June 18, 2003, Forlink Technologies (Hong Kong) Limited (“FTHK”) was incorporated in Hong Kong as a limited liability company with an authorized share capital of $129,032 (HK$1,000,000) divided into 1,000,000 ordinary shares of $0.129 (HK$1) each. At the time of incorporation, two ordinary shares of HK$1 each were issued to the subscribers. In December 2003, 999,998 ordinary shares were issued to Forlink. Since then FTHK has become a wholly owned subsidiary of Forlink. The principal activities of FTHK is investment holding.
To comply with PRC laws and regulations, Forlink will conduct its internet value-added services in PRC via Beijing Forlink Hua Xin Technology Co. Ltd. (“BFHX”). BFHX was established in PRC on September 19, 2003 as a limited liability company. The registered capital of BFHX is $120,733 (RMB1,000,000) and has been fully paid up by March 31, 2005. In accordance with a directors’ resolution of Forlink passed on September 15, 2003, Mr. Yi He and Mr. Xiaoxia Zhao were entrusted as nominee owners of BFHX to hold 70% and 30%, respectively, of the fully paid up capital of BFHX on behalf of Forlink and Forlink is the primary beneficiary. BFHX is considered a Variable Interest Entity (“VIE”) and because Forlink is the primary beneficiary, Forlink’s consolidated financial statements include BFHX. Upon the request of Forlink, Mr. Yi He and Mr. Xiaoxia Zhao are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

Forlink Software Corporation, Inc.
Notes to Unaudited Consolidated Financial Statements
(Expressed in US Dollars)
NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS — Continued
In accordance with a registered capital transfer agreement dated and owners’ resolutions of BFHX passed on February 16, 2004, Mr. Xiaoxia Zhao transferred the fully paid up capital of BFHX of $10,870 (RMB90,000) to Mr. Wei Li for $10,870. Mr. Yi He and Mr. Wei Li entered into agreements with Forlink on November 8, 2003 and March 18, 2004, respectively. Under the agreements Mr. Yi He and Mr. Wei Li were entrusted as nominee owners of BFHX to hold 70% and 30% of the fully paid up capital of BFHX, respectively, on behalf of Forlink and Forlink is the primary beneficiary. Upon the request of Forlink, Mr. Yi He and Mr. Wei Li are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.
The capital of BFHX was funded by FTCL and recorded as interest-free loans to Mr. Yi He and Mr. Wei Li. These loans were eliminated with capital of BFHX during consolidation. Mr. Yi He is a director and a major stockholder of Forlink. Mr. Xiaoxia Zhao is a former director and stockholder of Forlink. Mr. Wei Li is the administration manager of FTCL.
On June 14, 2004, Forlink Technologies (Chengdu) Limited (“FTCD”) was established as a limited liability company in Chengdu, PRC. In September 2004, FTHK invested $750,000 in FTCD and FTCD became a wholly owned subsidiary of FTHK. The registered capital of FTCD is $5,000,000 and the fully paid up capital was $750,000 as of December 31, 2004. FTCD has not commenced operations since the date of establishment.
On March 20, 2005, Beijing Forlink Kuanshi Technologies Limited (“BFKT”) was established as a limited liability company by BFHX and two individuals, Mr. Jianqiu Fang and Mr. Bizhao Zhong, who hold 70%, 10% and 20% of fully paid up capital of BFKT, respectively. The registered capital of BFKT is $120,733 (RMB1,000,000) and was fully paid up on March 16, 2005. After being set up, BFKT acquired 90% and 95% of shares of Qingdao Jiashi Technologies Limited (“QJT”) and Xiamen Kuanshi Technologies Limited (“XKT”), respectively, on March 28, 2005. Both QJT and XKT were originally established by Mr. Yi He and Mr. Wei Li on March 4, 2005 and March 7, 2005, respectively. Pursuant to the agreement reached between BFHX and Mr. Wei Li, Mr. Wei Li was entrusted as nominee owner of QJT and XKT to hold 10% and 5%, respectively, of the fully paid up capital of QCT and XKT on behalf of BFHX and BFHX is the primary beneficiary.
Forlink, its subsidiaries and VIE are collectively referred to as “the Company” hereafter.
The principal activities of the Company are the development and sale of network software systems and the provision of enterprise application system integration services in the PRC. The Company is also engaged in the sale of computer hardware.

Forlink Software Corporation, Inc.
Notes to Unaudited Consolidated Financial Statements
(Expressed in US Dollars)
NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting and Principles of Consolidation
The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of Forlink and its subsidiaries, namely, FTCL, FTHK, BFHX, FTCD, BFKT, QJT and XKT. All intercompany transactions and balances have been eliminated.
Minority interest at the balance sheet date, being the portion of the net assets of subsidiaries attributable to equity interests that are not owned by Forlink, whether directly or indirectly through subsidiaries, are presented in the consolidated balance sheet separately from liabilities and the shareholders’ equity. Minority interests in the results of the group for the quarter are also separately presented in the income statement.
The accompanying financial data as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The balance sheet data as of December 31, 2004 has been derived from the audited financial statements in the 2004 Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s audited annual financial statements for the year ended December 31, 2004.
The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.
In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004, have been made. The results of operations for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

Forlink Software Corporation, Inc.
Notes to Unaudited Consolidated Financial Statements
(Expressed in US Dollars)
NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Stock Based Compensation
The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, but applies Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans. Under APB No. 25, when the exercise price of employee stock options equals the market price for the underlying stock on the date of grant, no compensation expense is recognized.
Generally accepted accounting principles require companies that choose to account for stock option grants using the intrinsic value method to also determine the fair value of option grants using an option pricing model, such as the Black-Scholes model, and to disclose the impact of fair value accounting in a note to the financial statements. In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123.” The Company did not elect to voluntarily change to the fair value based method of accounting for stock based employee compensation and record such amounts as charges to operating expense. The impact of recognizing the fair value of stock option grants and stock purchased under the 2002 Plan as an expense under FASB Statement No. 148 would be as follows:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
Net profit/(loss), as reported	100,094	(513,123)
Deduct: Stock-based compensation expense determined under fair value based method	(78,190)	(78,190)

Pro forma net profit/(loss)	21,904	(591,313)

Loss per share:
Basic – Reported	0.00	(0.01)
– Pro forma	0.00	(0.01)
Diluted – Reported	0.00	(0.01)
– Pro forma	0.00	(0.01)
The impact for the six months ended June 30, 2004 was not available as the Company had not completed the documentation in respect of the options to be issued.

Forlink Software Corporation, Inc.
Notes to Unaudited Consolidated Financial Statements
(Expressed in US Dollars)
NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
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
Foreign currency transactions during the period are translated into each company’s denominated currency at the exchange rates ruling at the transaction dates. Gain and loss resulting from foreign currency transactions are included in the consolidated statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into each company’s denominated currency at period end exchange rates. All exchange differences are dealt with in the consolidated statements of operations.
For the purpose of preparing the Company’s consolidated financial statements, the financial statements in HK$ and RMB have been translated into United States Dollars at US$1.00 = HK$7.75 and US$1.00 = RMB8.28 respectively, translation adjustments would be included as a component of stockholders’ equity.
Exchange rates between US$, HK$ and RMB are fairly stable during the periods presented. The rates ruling as of June 30, 2005 and 2004 and December 31, 2004 are US$1: HK$7.75: RMB8.28 and US$1: HK$7.75: RMB8.28, respectively. Due to the stability of the exchange rates, there were no net adjustments in stockholders’ equity.
Revenue Recognition
Revenue from provision of system integration services and other related services are recognized when services are rendered in stages as separate identifiable phases of a project and are completed and accepted by customers.
Revenue from software sales is recognized when the related products are delivered and installed and collection of sales proceeds is deemed probable and persuasive evidence of an arrangement exists.
Software license revenue is recognized over the accounting periods which cover the terms of the relevant agreements.
The sale of computer hardware is recognized as revenue on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed.

Forlink Software Corporation, Inc.
Notes to Unaudited Consolidated Financial Statements
(Expressed in US Dollars)
NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Revenue Recognition — Continued
Revenue is recognized net of value added tax (“VAT”) payable to, but includes the benefit of the rebate of VAT on sale of software products received or receivable from, the Chinese tax authorities as part of the PRC government’s policy of encouraging software development in the PRC. Sales of products in the PRC are subject to a 17% VAT. Companies that fulfill certain criteria set by the relevant authorities and which develop their own software products and have the software products registered with the relevant authorities in the PRC are entitled to a refund of VAT equivalent to the excess over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales). The excess portion of the VAT is refundable and is recorded on an accrual basis. The VAT rebate was $60,898 and $9,767 for the six months ended June 30, 2005 and 2004 and $59,686 and $2,353 for the three months ended June 30, 2005 and 2004, respectively.
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

Forlink Software Corporation, Inc.
Notes to Unaudited Consolidated Financial Statements
(Expressed in US Dollars)
NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Computer Software Development Costs
In accordance with SFAS No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed” software development costs are expensed as incurred until technological feasibility in the form of a working model has been established. Deferred software development costs will be amortized over the estimated economic life of the software once the product is available for general release to customers. For the current software products, the Company determined that technological feasibility was reached at the point in time when it was available for general distribution. Therefore, no costs were capitalized.
Long term investments
The Company’s long term investments consist of (1) Equity Investments which are accounted for in accordance with the equity method (the ‘Equity Method’) and (2) Cost Investments which are accounted for under the Cost Method. Under the Equity Method each such investment is reported at cost plus the Company’s proportionate share of the income or loss or other changes in stockholders’ equity of each such investee since its acquisition. The consolidated results of operations include such proportionate share of income or loss. See note 7.
Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.

Forlink Software Corporation, Inc.
Notes to Unaudited Consolidated Financial Statements
(Expressed in US Dollars)
NOTE 3 — OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	June 30,	December 31,
	2005	2004
Other receivables	$44,350	$127,038
Deposits	203,741	119,305
Prepayments	117,295	194,058

	$365,386	$440,401

NOTE 4 – INVENTORIES

	June 30,	December 31,
	2005	2004
Computer hardware and software	$23,451	$24,639

All the inventories were purchased for identified system integration contracts.
NOTE 5 — RELATED PARTY
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
As of June 30, 2005 and December 31, 2004, the amount due from stockholder represented travel advances to Mr. Yi He who is a director and stockholder of the Company.
As of June 30, 2005 and December 31, 2004, the amounts due to stockholders represented advances from stockholders, of which, an amount of $80,900 and $122,523 advanced by Mr. Yi He as of June 30, 2005 and December 31, 2004 respectively.
Related Party Transactions
During the three and six months ended June 30, 2005, net sales derived from an affiliate (note 7) was $604,441 and $712,855, respectively (2004: $177,892 and $244,015).

Forlink Software Corporation, Inc.
Notes to Unaudited Consolidated Financial Statements
(Expressed in US Dollars)
NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

	June 30,	December 31,
	2005	2004
Building	$202,859	$155,648
Computer and office equipment	896,277	662,708
Motor vehicles	190,317	190,317
Construction in progress	—	24,152

	1,289,453	1,032,825
Less: Accumulated depreciation	(423,613)	(334,304)

	$865,840	$698,521

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company. By a stockholders’ resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. The building was pledged as collateral for the mortgage loan granted to Mr. Yi He. The related mortgage was in the name of Mr. Yi He, however, the Company agreed to pay Mr. Yi He amounts equal to the required mortgage payments. During the current quarter, the mortgage loan was fully repaid and the title to the building was transferred to the Company. As of 31 December 2004, the amount of mortgage loan was $44,584 and was included in “Amounts due to stockholders” on the balance sheet.
NOTE 7 — LONG TERM INVESTMENT
The Company invested $760,870 in a privately held PRC company, All China Logistics Online Co., Ltd., for a 17.8% equity interest. The Company records the investment at cost because it does not have the ability to exercise significant influence over the investee.
In October 2004, the Company invested $36,232 in a privately held PRC company, Huntington Network Technologies (Beijing) Co., Ltd. (“HNTB”), for a 30% equity interest through BFHX. The investment in HNTB is accounted for under the equity method of accounting due to the Company’s significant influence over the operational and financial policies of HNTB and accordingly, the share of HNTB’s net losses of $10,223 and $7,916 for the three and six months ended June 30, 2005 are reflected as loss from equity method investee in the accompanying statements of operations.

Forlink Software Corporation, Inc.
Notes to Unaudited Consolidated Financial Statements
(Expressed in US Dollars)
NOTE 8 — GOODWILL
The Company accounted for the acquisition of Slait in accordance with SFAS No. 141 “Business Combinations”, which resulted in the recognition of goodwill. Goodwill represents the excess of acquisition cost over the estimated fair value of net assets acquired.
As of December 31, 2004 and 2003, the Company completed the annual impairment test required by SFAS No 142. Based on the result of the first step of the test, the Company believes that there was no further impairment of goodwill as of June 30, 2005 and 2004.
NOTE 9 — OTHER PAYABLES AND ACCRUED EXPENSES

	June 30,	December 31,
	2005	2004
Other payables	$37,926	$70,765
Accrued salaries & wages	133,501	98,418
Other accrued expenses	45,232	35,069

	$216,659	$204,252

NOTE 10 — INCOME TAX
According to the relevant PRC tax rules and regulations, FTCL and BFHX, are being recognized as New Technology Enterprises operating within a New and High Technology Development Zone and are entitled to an Enterprise Income Tax (“EIT”) rate of 15%.
Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and State Tax Bureau, respectively, FTCL, being a recognized New Technology Enterprise, is eligible to full exemption from EIT for fiscal years 1999, 2000, 2001 and 2002. FTCL is also eligible to 50% EIT reduction at the rate of 7.5% for fiscal years 2003, 2004 and 2005.
Pursuant to an approval document dated January 19, 2004 issued by State Tax Bureau, BFHX, being a recognized New Technology Enterprise, is eligible to full exemption from EIT for fiscal years 2004, 2005 and 2006.
Hong Kong profits tax is calculated at 17.5% on the estimate assessable profits of FTHK for the period.
No provision for EIT were made for FTCD, BFKT, QJT and XKT as they have not gained taxable income by June 30, 2005.

Forlink Software Corporation, Inc.
Notes to Unaudited Consolidated Financial Statements
(Expressed in US Dollars)
NOTE 10 — INCOME TAX — Continued
Income tax represents current PRC EIT and Hong Kong profits tax which are calculated at the statutory income tax rate on the assessable income for the three and six months ended June 30, 2005 and 2004.
The difference between the statutory rate and the effective tax relates principally to nondeductible expenses and nontaxable income.
Income tax payable represents provision for Hong Kong profits tax of FTHK for the year ended December 31, 2004, which has not been paid and finalized by the tax authority of Hong Kong as of June 30, 2005.
The provision for income tax consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Current PRC corporate income tax and Hong Kong profit tax	$764	$(6,179)	$764	$51,607

Deferred tax	—	—	—	—

Provision for income tax	$764	$(6,179)	$764	$51,607

NOTE 11 — OTHER TAXES PAYABLE
Other taxes payable comprise mainly Valued-Added Tax (“VAT”) and Business Tax (“BT”). The Company is subject to output VAT levied at the rate of 17% of its operating revenue. The input VAT paid on purchases of materials and other direct inputs can be used to offset the output VAT levied on operating revenue to determine the net VAT payable or recoverable. BT is charged at a rate of 5% on the revenue from other services.
NOTE 12 — STOCK PLAN
On June 1, 2000, the Company adopted a plan of stock-based compensation incentives for selected eligible participants who are the staff and consultants of Forlink. This plan is known as the “Forlink Software Corporation, Inc. Stock Plan” (“the Plan”). The total number of shares of common stock reserved for issuance by Forlink either directly as stock awards or underlying options granted under this Plan shall not be more than 1,600,000. Under the terms of this Plan, options can be issued to purchase shares of Forlink’s common stock. The Board of Directors shall determine the terms and conditions of each option granted to eligible participants, which terms shall be set forth in writing. The terms and conditions so set by the Board of Directors may vary from one eligible participant to another.

Forlink Software Corporation, Inc.
Notes to Unaudited Consolidated Financial Statements
(Expressed in US Dollars)
NOTE 12 — STOCK PLAN — Continued
The Company will account for the options issued to employees using the intrinsic value method of accounting prescribed by the Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees”.
The following table summarizes the activity on stock options under the Plan:

		Weighted
	Number of	average exercise
	options	price
Outstanding at December 31, 2002	1,337,000	$1.00
Granted	1,968,000	$2.28
Exercised	0	0
Forfeited or Cancelled	631,000	$5.00
Outstanding at December 31, 2004 and June 30, 2005 and 2004	1,337,000	$1.00
All outstanding options at June 30, 2005 and December 31, 2004 are exercisable.
In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Forlink re-priced 337,000 stock options on September 21, 2000, and reduced the exercise price to $1 per share, the then-current market price of the stock. Under the Interpretation, the options are accounted for as variable from September 21, 2000 until the options are exercised, forfeited or expire unexercised. Since September 21, 2000, the market price of the Forlink’s stock decreased to a level lower than the exercise price. Accordingly, there are no effects of adopting the Interpretation for the six months ended June 30, 2005 and 2004.
On August 16, 2002, the Company established a plan of stock-based compensation incentives for selected eligible participants of the Company and its affiliated corporations. This plan is known as the “Forlink Software Corporation, Inc. 2002 Stock Plan” (the “Plan 2002”). The total number of shares of common stock reserved for issuance by Forlink either directly as stock awards or underlying options granted under the Plan 2002 shall not be more than 8,000,000. Under the terms of the Plan 2002, options can be issued to purchase shares of Forlink’s common stock. The Board of Directors shall determine the terms and conditions of each option granted to eligible participants, which terms shall be set forth in writing. The terms and conditions so set by the Board of Directors may vary from one eligible participant to another.

Forlink Software Corporation, Inc.
Notes to Unaudited Consolidated Financial Statements
(Expressed in US Dollars)
NOTE 12 — STOCK PLAN — Continued
On September 7, 2004, 3,315,000 options were granted to the Company’s employees to purchase the Company’s shares of common stock, $0.001 par value, at an exercise price of $0.10 per share. Of the 3,315,000 options, 800,000 options were granted to an employee with 5 years vesting period, 2,515,000 options were granted to employees with 3 years vesting period. The expiration date for 2,385,000 options is December 30, 2006 (the “December 2006 Options”). The expiration date for 130,000 options is June 30, 2007 (the “June 2007 Options”). The expiration date for 800,000 options is June 30, 2009 (the “June 2009 Options”). On September 7, 2004 and January 1, 2005, 854,500 and 904,500 options were vested to employees respectively. The market price of the stock as of September 7, 2004 and January 1, 2005 was $0.10 per share.
The following table summarizes the activity on stock options under the Plan 2002:

		Weighted average
	Number of options	exercise price
Granted on September 7, 2004	3,315,000	$0.10

Exercised	(15,000)	$0.10
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2004	3,300,000	$1.00
Exercised	(136,500)	$0.10
Forfeited or Cancelled	0	$0.00
Outstanding at June 30, 2005	3,163,500	$1.00
The weighted average fair value of the December 2006 Options, the June 2007 Options and the June 2009 Options granted on the date of grant, were $0.042, $0.046 and $0.058 per option, respectively.
The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period. Assumptions for the six months ended June 30, 2004 was not available as the Company had not completed the documentation in respect of the options to be issued until the third quarter of 2004.
For six months ended June 30, 2005

	The Value of Options
	December 2006	June 2007	June 2009
	Options	Options	Options
Risk-free interest rate	2.17%	2.28%	2.66%
Expected lives (in years)	1.167	1.417	2.417
Dividend yield	0%	0%	0%
Expected volatility	100%	100%	100%

Forlink Software Corporation, Inc.
Notes to Unaudited Consolidated Financial Statements
(Expressed in US Dollars)
NOTE 13 — CONCENTRATION OF CUSTOMERS
During the three months and six months ended June 30, 2005 and 2004, the following customers accounted for more than 10% of total net revenue:

	Percentage of		Percentage of
	Net Sales		Net Sales		Percentage of
	Three Months		Six Months		Accounts Receivable
	Ended June 30,		Ended June 30,		as at June 30,
	2005	2004	2005	2004	2005	2004
Customer A	46%	62%	53%	93%	46%	80%
Customer B	37%	30%	31%	*	35%	10%

*	less than 10%

Item 2. Management’s Discussion and Analysis.
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
The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. The Company’s actual results could differ materially from those discussed here.
OVERVIEW
We are a leading provider of software solutions and information technology services in China (the “PRC” or “China”). We focus on providing Enterprise Application Integration (EAI) solutions for large companies in telecom, finance, and logistic industries. In May 2004, we launched For-online, which delivers enterprise applications and services over the Internet to Small and Medium-sized Enterprises (SMEs) in China. For-online is quickly becoming an important new channel for delivering and distributing our products and services to more customers.
On August 28, 2001, we completed the acquisition of Beijing Slait Science & Technology Development Limited Co. (“Slait”). Slait was engaged in the development and sale of network software systems and provision of enterprise application system integration services for telecommunication companies and network services providers in China. Slait was also engaged in the sale of computer hardware. Subsequent to the acquisition, the principal activities of Slait were gradually shifted to Forlink Technologies Co., Ltd. (“FTCL”). On February 13, 2004, Slait was officially dissolved in accordance with relevant PRC regulations.

OVERVIEW — Continued
We believe that there are opportunities for us to expand into new business areas and to grow our business both internally and through acquisitions. On March 20, 2005, Beijing Forlink Kuanshi Technologies Limited (“BFKT”) was established as a limited liability company by BFHX (Beijing Forlink Hua Xin) and two individuals, Mr. Jianqiu Fang and Mr. Bizhao Zhong, which hold 70%, 10% and 20% of fully paid up capital of BFKT, respectively. We believe this investment will enable us to capitalize in the fast growing IPTV market in China by leveraging our technological expertise.
REVENUES
Our business includes Forlink brand “For-series” software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and “For-series” related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Sales of For-series software	$751,423	$195,340	$1,317,084	$433,331

as a percentage of net sales	46%	33%	58%	7%

For-series related system integration	$877,708	$392,291	$964,397	$5,690,623

as a percentage of net sales	54%	67%	42%	93%
Sales of For-series software is recognized net of VAT payable to, and includes the benefit of VAT rebates from, the Chinese tax authorities. We recognize VAT rebates in any month when the net amount of the value added tax payable exceeds 3% of software sales and upon our application to tax authority.

REVENUES — Continued
As indicated in the foregoing table, sales of For-series software increased 204% to $1,317,084 in the first half of 2005 from $433,331 in the first half of 2004. Software revenue as a percentage of net sales increased to 58% in the first half of 2005 from 7% in the first half of 2004. For-series related system integration decreased 83% to $964,397 in the first half of 2005 from $5,690,623 in the first half of 2004. System integration revenue as a percentage of net sales decreased to 42% in the first half of 2005 from 93% in the first half of 2004. The change was mainly attributable to (1) our continued focus on increasing software sales, and decreasing integration projects with low profit margin hardware pass-through; and (2) a large system integration project of 2003 was completed in the first half of 2004, which caused the first half of 2004 system integration revenue to be larger than usual.
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
Software License Revenue
We generate revenue in the form of fees received from customers for licenses to use our software products for an agreed period of time. Our software license revenue also includes the benefit of value added tax rebates on software license sales, which are part of the Chinese government’s policy of encouraging China’s software industry. Software sales in China are subject to a 17% value added tax, however, companies that develop their own software and have the software registered are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software sales, the excess portion of the value added tax is refundable upon our application to tax authority. This policy is effective until 2010.
COST OF REVENUES
Our costs of revenue include hardware costs, software-related costs and compensation and travel expenses for the professionals involved in the relevant projects. Hardware costs consist primarily of third party hardware costs. We recognize hardware costs in full upon delivery of the hardware to our customers. Software-related costs consist primarily of packaging and written manual expenses for our proprietary software products and software license fees paid to third-party software providers for the right to sublicense their products to our customers as part of our solutions offerings. The costs associated with designing and modifying our proprietary software are classified as research and development expenses.

OPERATING EXPENSES
Operating expenses are comprised of selling expenses, research and development expenses and general and administrative expenses.
Selling expenses include compensation expenses for employees in our sales and marketing departments, third party advertising expenses, as well as sales commissions and sales agency fees.
Research and development expenses relate to the development of new software. We expense such costs as they are incurred.
TAXES
According to the relevant PRC tax rules and regulations, FTCL and BFHX, are recognized as New Technology Enterprises operating within a New and High Technology Development Zone and are entitled to an Enterprise Income Tax (“EIT”) rate of 15%.
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
Foreign currency transactions during the year are translated into each company’s denominated currency at the exchange rates prevailing at the transaction dates. Gain and loss resulting from foreign currency transactions are included in the consolidated statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into each company’s denominated currency at year end exchange rates. All exchange differences are dealt with in the consolidated statements of operations.
For the purpose of preparing the Company’s consolidated financial statements, the financial statements in HK$ and RMB have been translated into United States Dollars at US$1.00 = HK$7.75 and US$1.00 = RMB8.28, respectively. Translation adjustments would be included as a component of stockholders’ equity.
Exchange rates between US$, HK$ and RMB are fairly stable during the years presented. The rates ruling as of December 31, 2004 and 2003 are US$1: HK$7.75: RMB8.28 and US$1: HK$7.75: RMB8.28, respectively. Due to the stability of the exchange rates, there were no net adjustments in stockholders’ equity.
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
Revenue Recognition
We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 and SOP 97-2”Software Revenue Recognition”.

CRITICAL ACCOUNTING POLICIES — Continued
Details of revenue recognition policy are as follows:
Revenue from provision of system integration services and other related services are recognized when services are rendered in stages as separate identifiable phases of a project and are completed and accepted by customers.
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
Revenue is recognized net of value added tax (“VAT”) payable to, but includes the benefit of the rebate of VAT on sale of software products received or receivable from, the Chinese tax authorities as part of the PRC government’s policy of encouraging software development in the PRC. Sales of products in the PRC are subject to a 17% VAT. Companies that fulfill certain criteria set by the relevant authorities and which develop their own software products and have the software products registered with the relevant authorities in the PRC are entitled to a refund of VAT equivalent to the excess over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales). The excess portion of the VAT is refundable and is recorded on an accrual basis.
Computer Software Development Cost
We account for computer software development costs in accordance with SFAS No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed”. Accordingly, software development costs are expensed as incurred until technological feasibility in the form of a working model has been established. Deferred software development costs will be amortized over the estimated economic life of the software once the product is available for general release to customers. For the current products, the Company determined that technological feasibility was reached at the point in time it was available for general distribution. Therefore, no costs were capitalized.
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

CRITICAL ACCOUNTING POLICIES — Continued
Accounting for goodwill
On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. This Statement changes the accounting for goodwill from an amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations ceased upon adoption of this Statement, which began with our fiscal year beginning January 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 is subject to immediate adoption of the Statement. As the Company’s acquisition described in Note 1 to the financial statements was accounted for under SFAS 141 and the transition requirements of SFAS 142, the goodwill arising from such acquisition has never been amortized. We do not have any other goodwill or indefinite lived intangible assets.
As of December 31, 2004 and 2003, the Company completed the annual impairment test. Based on the result of the first step of the test, the Company believes that there was no further impairment of goodwill as of December 31, 2004 and 2003.
Recent Accounting Pronouncements
• We have adopted FASB Interpretation No. 46R (revised December 2003) “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46R”). FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns.
• FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”. For public entities that file as small business issuers, this statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The statement will eliminate our ability to account for share-based compensation transactions using an intrinsic value method. As a result of this accounting pronouncement, we anticipate that the adoption of this accounting standard will have a material impact on our financial statements. Prior to the adoption of SFAS(R), we will continue to utilize the accounting method prescribed by APB Opinion No. 25. “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans. Under APB No. 25, when the exercise price of employee stock options equals the market price for the underlying stock on the date of grant, no compensation expense is recognized.

CONSOLIDATED RESULTS OF OPERATIONS
Net sales.
In the three-month period ended June 30, 2005, revenue was $1,629,131, representing an increase of 177% against comparable period in 2004 and an increase of 150% from the previous quarter. In the six-month period ended June 30, 2005, revenue was $2,281,481, representing a decrease of 63% against comparable period in 2004. The decrease was mainly caused by decreased system integration revenue. In the first half of 2005, sales from system integration decreased 83% to $964,397 from $5,690,623 in the first half of 2004; at the same time, software sales increased 204% to $1,317,084 from $433,331 in the first half of 2004. These change were mainly attributable to (1) our continued focus on increasing software sales, and decreasing integration projects with low profit margin hardware pass-through; and (2) a large system integration project that began in 2003 was completed in the first half of 2004, which caused the first half of 2004 system integration revenue to be larger than usual.
Cost of sales.
Our cost of sales were $703,462 and $1,127,659, respectively, in the three-and six-month periods ended June 30, 2005, representing an increase of 96% and a decrease of 75%, respectively, against comparable periods in 2004. The second quarter increase was in line with our increased revenues; the decrease in the first half of 2005 was attributable to our strategy to reduce hardware pass-through.
Gross profit.
In the three-month period ended June 30, 2005, gross profit was $925,669, representing an increase of 306% against comparable period in 2004 and an increase of 306% from the previous quarter. In the six-month period ended June 30, 2005, the gross profit was $1,153,822, representing a decrease of 32% against comparable periods in 2004. Gross profit margins increased to 57% and 51%, respectively, in the three-and six-month periods ended June 30, 2005, as compared to 39% and 28%, respectively, in the comparable periods of 2004 and 35% in the first quarter of 2005. The increase in the gross profit margin was primarily due to the increase in software sales which carry a higher profit margin.
Operating expenses.
Total operating expenses were $816,322 and $1,661,860, respectively, in the three-and six-month periods ended June 30, 2005, representing an increase of 18% and a decrease of 7%, respectively, against comparable periods in 2004, and a decrease of 7% from the first quarter. The overall decrease in operating expenses was a result of the decrease in general and administrative expenses.
Selling expenses were $116,468 and $321,609, respectively, in the three-and six-month periods ended June 30, 2005, representing an increase of 14% and a decrease of 3%, respectively, against comparable periods in 2004. The decrease in the first half of 2005 was mainly due to the decrease in system integration projects.
Research and development expenses were $316,841 and $596,172, respectively, in the three-and six-month periods ended June 30, 2005, representing an increase of 26% and 15%, respectively, against comparable periods in 2004. The increases were due to our continued focus on developing new products and solutions, especially on customized industry solutions that delivered through For-Online platform.
General and administrative expenses were $383,013 and $744,079, respectively, in the three-and six-month periods ended June 30, 2005, representing an increase of 14% and a decrease of 20%, respectively, against comparable periods in 2004. The decrease in the first half year of 2005 was primarily due to the Company’s cost control efforts.

Operating profit (loss).
We recorded an operating profit of $109,347 in the second quarter of 2005, compared to an operating loss of $461,778 in the same period of 2004. For the six-month period ended June 30, 2005, we recorded an operating loss of $508,038, compared to an operating loss of $78,808 in the same period of 2004. The increase in operating loss was mainly due to operating expenses associated with establishing and strengthening new business lines, For-Online and software outsourcing services.
Net income (loss).
In the three-month period ended June 30, 2005, we recorded a net income of $100,094, or basic and diluted earnings of $0.001 per share, compared to a net loss of $453,646, or basic and diluted loss of $0.01 per share in the same period of 2004. For the six-month period ended June 30, 2005, we recorded a net loss of $513,123, or basic and diluted loss of $0.01 per share, as compared to a net loss of $122,997 in the same period of 2004, or basic and diluted loss of $0.00 per share.
LIQUIDITY AND CAPITAL RESOURCES
Our capital requirements are primarily working capital requirements related to costs of hardware for network solution projects and costs associated with the expansion of our business. In order to minimize our working capital requirements, we generally obtain payment terms from our hardware vendors that are timed to permit us to receive payment from our customers for the hardware before our payments to our hardware vendors are due. However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements. We have historically financed our working capital and other financing requirements through careful management of our billing cycle and, to a limited extent, bank loans.
Our accounts receivable balance at June 30, 2005 was $1,534,696.
We ended the period with a cash position of $118,385. We had negative operating cash flow of $1,524,533, primarily attributable to increased accounts receivable and paying down of accounts payable and taxes payable.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2005, we have not entered into any off-balance sheet arrangements with any individuals or entities.

CONTRACTUAL OBLIGATIONS
As of June 30, 2005, we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

July 1, 2005 to June 30, 2006	$401,482
July 1, 2006 to June 30, 2007	$259,673

RELATED PARTY TRANSACTIONS
On January 11, 2001, the Company entered into a Plan of Reorganization with Beijing Slait Science & Technology Development Limited Co. (hereinafter “Slait”), under the terms of which the Company acquired up to 100% of the outstanding equity of Slait. Pursuant to the Plan of Reorganization (the “Plan”), in August 2001, the Company acquired 100% of the registered and fully paid-up capital of Slait in exchange for 59,430,000 shares of restricted common stock of the Company. Under the terms of the Plan, three former beneficial owners of Slait, Yi He, Honkeung Lam and Jing Zeng were issued 25,800,000, 10,500,000 and 5,760,000, respectively, of the Company’s shares. Additionally, at closing all of the Company’s officers and directors resigned with the exception of Xiaoxia Zhao who remained as an officer and director and Yi He was appointed as President and Director and Honkeung Lam as Director of the Company.
The Company, from time to time, received from or made repayments to one major stockholder who is also a member of the management of the Company. The amounts due from/to stockholders do not bear any interest and do not have clearly defined terms of repayment.
As of June 30, 2005 and December 31, 2004, the amount due from stockholder represented travel advances to Mr. Yi He, a director and stockholder of the Company.
As of June 30, 2005 and December 31, 2004, the amounts due to stockholders represented advances from stockholders.
Mr. Yi He, an officer and director of the Company, purchased the building located in Chengdu on behalf of the Company. By a stockholders’ resolution passed on March 8, 1999, it was ratified that the title to the building belonged to Slait. The building has been pledged as collateral for the mortgage loan granted to Mr. Yi He. The related mortgage loan was fully repaid by the Company in June 2005. The title to the building was transferred to the Company accordingly.
To comply with PRC laws and regulations, Forlink will conduct its Internet value-added services in PRC via Beijing Forlink Hua Xin Technology Co. Ltd. (“BFHX”). BFHX was established in PRC on September 19, 2003 as a limited liability company. The registered capital of BFHX is $120,773 (RMB1,000,000) and the fully paid up capital was $120,773 (RMB1,000,000) as of June 30, 2005. In accordance with a directors’ resolution of Forlink passed on September 15, 2003, Mr. Yi He and Mr. Xiaoxia Zhao were entrusted as nominee owners of BFHX to hold 70% and 30% of the fully paid up capital of BFHX, respectively, on behalf of Forlink and Forlink is the primary beneficiary. BFHX is considered a variable interest entity (“VIE”) and as Forlink is the primary beneficiary, Forlink’s consolidated financial statements include BFHX. Upon the request of Forlink, Mr. Yi He and Mr. Xiaoxia Zhao are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.
In accordance with a registered capital transfer agreement dated and owners’ resolutions of BFHX passed on February 16, 2004, Mr. Xiaoxia Zhao transferred the fully paid up capital of BFHX of $10,870 (RMB90,000) to Mr. Wei Li for $10,870. Mr. Yi He and Mr. Wei Li entered into agreements with Forlink on November 8, 2003 and March 18, 2004, respectively, under which agreements Mr. Yi He and Mr. Wei Li were entrusted as nominee owners of BFHX to hold 70% and 30%, respectively, of the fully paid up capital of BFHX on behalf of Forlink, and Forlink is the primary beneficiary. Upon the request of Forlink, Mr. Yi He and Mr. Wei Li are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

RELATED PARTY TRANSACTIONS — Continued
The capital of BFHX was funded by FTCL and recorded as interest-free loans to Mr. Yi He and Mr. Wei Li. These loans were eliminated with capital of BFHX during consolidation. Mr. Yi He is an officer, director and a major stockholder of Forlink. Mr. Xiaoxia Zhao is a former director and a major stockholder of Forlink. Mr. Wei Li is the administration manager of FTCL.
In the opinion of the directors, except for the arrangements in connection with the purchase of the office in Chengdu, all the above transactions were negotiated at arm’s length and entered into and executed under the normal course of business with no difference from those which would be negotiated with a clearly independent party. With respect to the purchase of the office in Chengdu, if Mr. Yi He would not have been able to obtain a mortgage for the property, the Company may not have been able to obtain one on its own and the financial resources may not have been available for the Company to purchase the property outright.
FACTORS AFFECTING OUR OPERATING RESULTS AND COMMON STOCK
In addition to the other information in this report, the following factors should be considered in evaluating our business and our future prospects:
POLITICAL AND ECONOMIC POLICIES OF THE CHINESE GOVERNMENT COULD AFFECT OUR INDUSTRY IN GENERAL AND OUR COMPETITIVE POSITION IN PARTICULAR
Since the establishment of the People’s Republic of China in 1949, the Communist Party has been the governing political party in the PRC. The highest bodies of leadership are the Politburo of the Communist Party, the Central Committee and the National People’s Congress. The State Council, which is the highest institution of government administration, reports to the National People’s Congress and has under its supervision various commissions, agencies and ministries, including The Ministry of Information Industry, the telecommunications regulatory body of the Chinese government. Since the late 1970s, the Chinese government has been reforming the Chinese economic system. Although we believe that economic reform and the macroeconomic measures adopted by the Chinese government have had and will continue to have a positive effect on economic development in China, there can be no assurance that the economic reform strategy will not from time to time be modified or revised. Such modifications or revisions, if any, could have a material adverse effect on the overall economic growth of China and investment in the Internet and the telecommunications industry in China. Such developments could reduce, perhaps significantly, the demand for our products and services. There is no guarantee that the Chinese government will not impose other economic or regulatory controls that would have a material adverse effect on our business. Furthermore, changes in political, economic and social conditions in China, adjustments in policies of the Chinese government or changes in laws and regulations could affect our industry in general and our competitive position in particular.

THE GROWTH OF OUR BUSINESS IS DEPENDENT ON GOVERNMENT TELECOMMUNICATIONS INFRASTRUCTURE AND BUDGETARY POLICY, PARTICULARLY THE ALLOCATION OF FUNDS TO SUSTAIN THE GROWTH OF THE TELECOMMUNICATIONS INDUSTRY IN CHINA
Virtually all of our large customers are directly or indirectly owned or controlled by the government of China. Accordingly, their business strategies, capital expenditure budgets and spending plans are largely decided in accordance with government policies, which, in turn, are determined on a centralized basis at the highest level by the National Development and Reform Commission of China. As a result, the growth of our business is heavily dependent on government policies for telecommunications and Internet infrastructure. Insufficient government allocation of funds to sustain the growth of China’s telecommunications industries in the future could reduce the demand for our products and services and have a material adverse effect on our ability to grow our business.
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

Item 3. Controls and Procedures
Based on their most recent evaluation, which was completed as of the end of the period covered by this periodic report on Form 10-QSB, the Company’s Chief Executive Officer and Chief Financial Officer have determined that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. During the fiscal quarter to which this report relates, there were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings. None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.
Item 3. Defaults upon Senior Securities. None.
Item 4. Submission of Matters to a Vote of Securities Holders. None.
Item 5. Other Information. None.
Item 6. Exhibits.
Exhibit Number and Brief Description.
3.1	Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit No. 3.1 of the Form 10-QSB for the quarter ended March 31, 2000, and filed on May 13, 2000.)

3.2	Bylaws dated May 11, 2000. (Incorporated by reference to Exhibit No. 3.2 of the Form 10-QSB for the quarter ended March 31, 2000, and filed on May 13, 2000.)

10.1	Forlink Software Corporation, Inc. Stock Plan dated June 1, 2000. (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 (file no. 333-41700) filed July 19, 2000.)

10.2	Forlink Software Corporation, Inc. 2002 Stock Plan dated August 16, 2002. (Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8 (file no. 333-100645) filed October 21, 2002.)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)

15

SIGNATURES
     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORLINK SOFTWARE CORPORATION, INC.
Date: August 15, 2005	By:	/s/ Yi He
Yi He, Chief Executive Officer

Date: August 15, 2005	By:	/s/ Hongkeung Lam
Honkeung Lam, Chief Financial and
Accounting Officer

16

EXHIBIT INDEX
Exhibit Number and Brief Description.
3.1	Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit No. 3.1 of the Form 10-QSB for the quarter ended March 31, 2000, and filed on May 13, 2000.)

3.2	Bylaws dated May 11, 2000. (Incorporated by reference to Exhibit No. 3.2 of the Form 10-QSB for the quarter ended March 31, 2000, and filed on May 13, 2000.)

10.1	Forlink Software Corporation, Inc. Stock Plan dated June 1, 2000. (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 (file no. 333-41700) filed July 19, 2000.)

10.2	Forlink Software Corporation, Inc. 2002 Stock Plan dated August 16, 2002. (Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8 (file no. 333-100645) filed October 21, 2002.)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)