Form 10QSB
period 2005-09-30
FORLINK SOFTWARE CORP INC
filed 2005-11-15
CIK 866458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___ to ___

Commission file number: 0-18731

FORLINK SOFTWARE CORPORATION, INC.
(Exact name of small business issuer as specified in it charter)

Nevada	87-0438458
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9F Fang Yuan Mansion, No. 56, ZhongGuanCun South Road Yi, Haidian District, Beijing, 100044, P.R. China
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 11, 2005, the issuer had 76,924,707 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

The Registrant is a shell company (Check one): YES ☐  NO ☒

FORLINK SOFTWARE CORPORATION, INC.

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-QSB
FOR PERIOD ENDED SEPTEMBER 30, 2005

Item 1.  Financial Statements
Forlink Software Corporation, Inc.

Consolidated Balance Sheets
(unaudited)

(Expressed in US Dollars)
	September 30,	December 31,
	2005	2004
ASSETS

Current assets
Cash and cash equivalents	$945,367	$2,298,831
Accounts receivable	1,592,236	638,398
Other receivables, deposits and prepayments (Note 3)	380,923	440,401
Inventories (Note 4)	30,527	24,639
Amount due from stockholder (Note 5)	33,537	38,286
Total current assets	2,982,590	3,440,555

Property, plant and equipment (Note 6)	878,452	698,521
Investment in affiliate (Note 7)	791,326	798,001
Goodwill (Note 8)	1,684,023	1,684,023
Total assets	$6,336,391	$6,621,100

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short term borrowings (Note 12)	$246,609	$-
Accounts payable	610,064	269,745
Amounts due to stockholders (Note 5)	202,840	624,989
Customer deposits	415,485	425,368
Other payables and accrued expenses (Note 9)	190,653	204,252
Income tax payable (Note 10)	27,381	31,754
Other taxes payable (Note 11)	51,232	196,864
Total current liabilities	$1,744,264	$1,752,972

Commitments and contingencies

Minority interests in equity of subsidiary	$(2,375)	$-

Stockholders’ equity
Common stock, par value $0.001 per share;
100,000,000 shares authorized; 85,224,707 and 85,088,207 shares issued and 76,924,707 and 76,788,207 shares outstanding, respectively	$85,225	$85,088
Treasury stock	(215,800)	(215,800)
Additional paid-in capital	8,949,810	8,936,297
Accumulated losses	(4,309,254)	(3,937,457)
Translation reserve	84,521	-

Total stockholders’ equity	$4,594,502	$4,868,128

Total liabilities and stockholders’ equity	$6,336,391	$6,621,100

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.

Consolidated Statements of Operations
(unaudited)

(Expressed in US Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net sales	$3,105,864	$1,459,981	$5,387,345	$7,583,935

Cost of sales	(2,055,869)	(441,142)	(3,183,528)	(4,866,357)

Gross profit	1,049,995	1,018,839	2,203,817	2,717,578

Selling expenses	(168,556)	(99,961)	(490,165)	(430,927)

Research and development expenses	(336,435)	(286,493)	(932,607)	(805,988)

General and administrative expenses	(405,647)	(317,050)	(1,149,726)	(1,244,136)

Total operating expenses	(910,638)	(703,504)	(2,572,498)	(2,481,051)

Operating profit/(loss)	139,357	315,335	(368,681)	236,527

Loss from equity method investee	621	-	(7,295)	-

Interest income	672	1,366	3,047	8,784

Other income, net	-	-	275	-

Profit/(loss) before income tax and minority interest	140,650	316,701	(372,654)	245,311

Income tax (Note 10)	-	11,536	(764)	(40,071)

Minority interest	676	-	1,621	-

Net profit/(loss)	$141,326	$328,237	$(371,797)	$205,240

Earnings/(loss) per share - basic and diluted	$0.002	$0.004	$(0.005)	$0.003

Weighted average common shares outstanding - basic and diluted	76,924,707	76,773,207	76,888,712	76,773,207

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.

Consolidated Statements of Cash Flows
Decrease in Cash and Cash Equivalents
(unaudited)

(Expressed in US Dollars)
	Nine Months Ended September 30,
	2005	2004

Cash flows from operating activities
Net (loss) / profit	(371,797)	205,240
Adjustments to reconcile net (loss) / profit to
net cash used in operating activities
Minority interest	(1,621)	-
Depreciation of property, plant and equipment	108,617	79,026
Loss from equity method investee	7,295	2,952

Change in:
Accounts receivable	(927,002)	116,855
Other receivables, deposits and prepayments	98,398	(173,348)
Inventories	(5,263)	1,107,528
Accounts payable	333,648	(1,013,086)
Customer deposits	(18,413)	(1,090,074)
Other payables and accrued expenses	(17,319)	(81,196)
Income tax payable	(4,283)	8,518
Other taxes payable	(146,684)	(105,620)

Net cash used in operating activities	(944,424)	(943,205)

Effect of exchange rate changes on cash and cash equivalents	22,797	-

Cash flows from investing activities
Proceed from disposal of property, plant and equipment	-	10,899
Acquisition of property, plant and equipment	(270,475)	(245,998)

Net cash used in investing activities	(270,475)	(235,099)

Cash flows from financing activities
Repayments from/(advances to) stockholders	241,546	(25,363)
Proceeds from short term borrowings	5,438	-
(Repayments to)/advances from stockholders	(421,996)	327,811
Proceeds from issuances of common stock under Plan 2002	13,650	-

Net cash (used in)/provided by financing activities	(161,362)	302,448

Net decrease in cash and cash equivalents	(1,353,464)	(875,856)

Cash and cash equivalents at beginning of period	2,298,831	2,837,997

Cash and cash equivalents at end of period	945,367	1,962,141

Supplemental disclosure of cash flow information
Income tax paid	764	31,555

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

On 24 October 2005, Forlink has entered into a definitive agreement to acquire 17.5% interest from China Liquid Chemical Exchange, a limited liability company in PRC. Under the terms of the agreement, Forlink will deploy the “For-online Electronic Trading System”, a proprietary, integrated software solution, to support the Exchange’s operations, including online trading, online billing and payment, user authentication, customer care, etc, in exchange for 17.5% interest. This investment will be recognized as other investment at cost under long term basis.

Forlink, its subsidiaries and the VIE are collectively referred to as “the Company” hereafter.

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

The accompanying financial data as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The balance sheet data as of December 31, 2004 has been derived from the audited financial statements in the 2004 Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s audited annual financial statements for the year ended December 31, 2004.

The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004, have been made. The results of operations for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Net profit/(loss), as reported	141,326	328,237	(371,797)	205,240
Deduct: Stock-based compensation expense determined under fair value based method	58,253	(37,645)	(19,937)	(37,645)

Pro forma net loss	199,579	290,592	(391,734)	167,595

Loss per share:
Basic - Reported	0.002	0.004	0.005	0.003
- Pro forma	0.003	0.004	0.005	0.002
Diluted - Reported	0.002	0.004	0.005	0.003
- Pro forma	0.003	0.004	0.005	0.002

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

The financial statements of the Company’s operations based outside of the United States have been translated into US$ in accordance with SFAS 52. Management has determined that the functional currency for each of the Company’s foreign operations is its applicable local currency. When translating functional currency financial statements into US$, year-end exchange rates are applied to the consolidated balance sheets, while average period rates are applied to consolidated statements of operations. Translation gains and losses are recorded in translation reserve as a component of shareholders’ equity.
Exchange rates between US$, HK$ and RMB has a little fluctuation during the periods presented. The rates ruling as of September 30, 2005 and 2004 and December 31, 2004 are US$1: HK$7.75: RMB8.11and US$1: HK$7.75: RMB8.28, respectively.

Revenue Recognition

The Company generally provides services under multiple element arrangements, which include software license fees, hardware and software sales, provision of system integration services including consulting, implementation, and software maintenance. The Company evaluates revenue recognition on a contract-by-contract basis as the terms of each arrangement vary. The evaluation of the contractual arrangements often requires judgments and estimates that affect the timing of revenue recognized in the statements of operations. Specifically, the Company may be required to make judgments about:

-	whether the fees associated with our products and services are fixed or determinable;
-	whether collection of our fees is reasonably assured;
-	whether professional services are essential to the functionality of the related software product;
-	whether we have the ability to make reasonably dependable estimates in the application of the percentage-of-completion method; and
-	whether we have verifiable objective evidence of fair value for our products and services.

The Company recognizes revenues in accordance with the provisions of Statements of Position, or SOP, No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions”, Staff Accounting Bulletin, or SAB, 104, “Revenue Recognition”. SOP 97-2 and SAB 104 require among other matters, that there be a signed contract evidencing an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

Software license revenue is recognized over the accounting periods contained in the terms of the relevant agreements, commencing upon the delivery of the software provided that (1) there is evidence of an arrangement, (2) the fee is fixed or determinable and (3) collection of the fee is considered probable. Under certain arrangements, the Company capitalize related direct costs consisting of third party software costs and direct software implementation costs. These costs are amortized over the term of the arrangement.

In the case of maintenance revenues, vendor-specific objective evidence, or VSOE, of fair value is based on substantive renewal prices, and the revenues are recognized ratably over the maintenance period.

In the case of consulting and implementation services revenues, where VSOE is based on prices from stand-alone sale transactions, and the revenues are recognized as services are performed pursuant to paragraph 65 of SOP 97-2.

For hardware transactions where software is incidental, we do not apply separate accounting guidance to the hardware and software elements. We apply the provisions of EITF 03-05, "Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software" (EITF 03-05). Per EITF 03-05, if the software is considered not essential to the functionality of the hardware, then the hardware is not considered "software related" and is excluded from the scope of SOP 97-2. Such sale of computer hardware is recognized as revenue on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed, pursuant to SAB 104.

Remote hosting services, where VSOE is based upon consistent pricing charged to customers based on volumes and performance requirements on a stand-alone basis and substantive renewal terms, are recognized ratably over the contract term as the services are performed. The remote hosting arrangements generally require the Company to perform one-time set-up activities and include a one-time set-up fee. This one-time set-up fee is generally paid by the customer at contract execution. The Company determined that these set-up activities do not constitute a separate unit of accounting, and accordingly the related set-up fees are recognized ratably over the term of the contract.

The Company consider the applicability of EITF 00-3, “Application of AICPA Statement of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware”, to the hosting services arrangements on a contract-by-contract basis. If the Company determine that the customer has the contractual right to take possession of the Company’s software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to hast the software, a software element covered by SOP 97-2 exists. When a software element exists in a hosting services arrangement, the Company recognizes the license, professional services and hosting services revenues pursuant to SOP 97-2, whereby the fair value of the hosting service is recognized as revenue ratably over the term of the hosting contract. If the Company determines that a software element covered by SOP 97-2 is not present a hosting services arrangement, the Company recognize revenue for the hosting services arrangement, ratably over the term of the hosting contract pursuant to SAB 104.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Revenue Recognition - Continued

Revenue is recognized net of value added tax (“VAT”) payable to, but includes the benefit of the rebate of VAT on sale of software products received or receivable from, the Chinese tax authorities as part of the PRC government’s policy of encouraging software development in the PRC. Sales of products in the PRC are subject to a 17% VAT. Companies that fulfill certain criteria set by the relevant authorities and which develop their own software products and have the software products registered with the relevant authorities in the PRC are entitled to a refund of VAT equivalent to the excess over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales). The excess portion of the VAT is refundable and is recorded on an accrual basis. The VAT rebate was $149,781 and $82,638 for the nine months ended September 30, 2005 and 2004 and $87,671 and $72,871 for the three months ended September 30, 2005 and 2004, respectively.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	September 30,	December 31,
	2005	2004

Other receivables	$102,145	$127,038
Deposits	210,207	119,305
Prepayments	68,571	194,058

	$380,923	$440,401

NOTE 4 - INVENTORIES
	September 30,	December 31,
	2005	2004

Computer hardware and software	$30,527	$24,639

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

As of September 30, 2005 and December 31, 2004, the amount due from stockholder represented travel advances to Mr. Yi He who is a director and stockholder of the Company.

As of September 30, 2005 and December 31, 2004, the amounts due to stockholders represented advances from stockholders, of which, an amount of $88,214 and $122,523 advanced by Mr. Yi He as of September 30, 2005 and December 31, 2004 respectively.

Related Party Transactions

During the three and nine months ended September 30, 2005, net sales derived from an affiliate (note 7) was $42,360 and $755,215, respectively (2004: $119,067 and $363,082).

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

	September 30,	December 31,
	2005	2004

Building	$180,136	$155,648
Computer and office equipment	955,895	662,708
Motor vehicles	194,306	190,317
Construction in progress	-	24,152

	1,330,337	1,032,825
Less: Accumulated depreciation	(451,885)	(334,304)

	$878,452	$698,521

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company. By a stockholders’ resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. The building was pledged as collateral for the mortgage loan granted to Mr. Yi He. The related mortgage was in the name of Mr. Yi He, however, the Company agreed to pay Mr. Yi He amounts equal to the required mortgage payments. In the last quarter, the mortgage loan was fully repaid and the title to the building was transferred to the Company. As of 31 December 2004, the amount of mortgage loan was $44,584 and was included in “Amounts due to stockholders” on the balance sheet.

NOTE 7 - LONG TERM INVESTMENT

The Company invested $760,870 in a privately held PRC company, All China Logistics Online Co., Ltd., for a 17.8% equity interest. The Company records the investment at cost because it does not have the ability to exercise significant influence over the investee.

In October 2004, the Company invested $36,232 in a privately held PRC company, Huntington Network Technologies (Beijing) Co., Ltd. (“HNTB”), for a 30% equity interest through BFHX. The investment in HNTB is accounted for under the equity method of accounting due to the Company’s significant influence over the operational and financial policies of HNTB and accordingly, the share of HNTB’s net profit of $621 and net loss of $7,295 for the three and nine months ended September 30, 2005 are reflected as loss from equity method investee in the accompanying statements of operations.

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

The purchase price, purchase-price allocation, and financing of the transaction are summarized as follows:

Consideration paid as:
Common stock of Forlink issued	$8,659,800
Options of Forlink issued	125,550
8,785,350
Allocated to historical book value/fair value of
Forlink's assets and liabilities	(134,781)
Excess purchase price over allocation to
identifiable assets and liabilities (goodwill)	$8,650,569

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

As of December 31, 2003 and 2004, the Company completed the annual impairment test. Based on the result of the first step of the test, the Company believes that there was no further impairment of goodwill as of December 31, 2003 and 2004.

NOTE 9 - OTHER PAYABLES AND ACCRUED EXPENSES

	September 30,	December 31,
	2005	2004

Other payables	$26,305	$70,765
Accrued salaries & wages	129,359	98,418
Other accrued expenses	34,989	35,069

	$190,653	$204,252

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

Hong Kong profits tax is calculated at 17.5% on the estimated assessable profits of FTHK for the period.

No provision for EIT were made for FTCL, FTCD, BFKT, QJT and XKT as they have not gained taxable income by September 30, 2005.

NOTE 10 - INCOME TAX - Continued

Income tax represents current PRC EIT and Hong Kong profits tax which are calculated at the statutory income tax rate on the assessable income for the three and nine months ended September 30, 2005 and 2004.

The difference between the statutory rate and the effective tax relates principally to nondeductible expenses and nontaxable income.

Income tax payable represents provision for Hong Kong profits tax of FTHK for the year ended December 31, 2004, which has not been paid and finalized by the tax authority of Hong Kong as of September 30, 2005.

The provision for income tax consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Current PRC corporate income tax and Hong Kong profit tax	$-	$(11,536)	$764	$40,071

Deferred tax	-	-	-	-

Provision for income tax	$-	$(11,536)	$764	$40,071

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

NOTE 12 - SHORT TERM BORROWINGS

The short term bank loan is a 6-month loan that bears interest at a rate of 0.4875% per month, and the maturity date of the loan is March 29, 2006. The bank loan is guaranteed by an unrelated third-party.

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

NOTE 13 - STOCK PLAN - Continued

The Company will account for the options issued to employees using the intrinsic value method of accounting prescribed by the Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees”.

The following table summarizes the activity on stock options under the Plan:

	Number of options	Weighted average exercise price

Outstanding at December 31, 2002	1,337,000	$1.00
Granted	1,968,000	$2.28
Exercised	0	0
Forfeited or Cancelled	631,000	$5.00
Outstanding at December 31, 2004 and September 30, 2005 and 2004	1,337,000	$1.00

All outstanding options at September 30, 2005 and December 31, 2004 are exercisable.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Forlink re-priced 337,000 stock options on September 21, 2000, and reduced the exercise price to $1 per share, the then-current market price of the stock. Under the Interpretation, the options are accounted for as variable from September 21, 2000 until the options are exercised, forfeited or expire unexercised. Since September 21, 2000, the market price of the Forlink’s stock decreased to a level lower than the exercise price. Accordingly, there are no effects of adopting the Interpretation for the nine months ended September 30, 2005 and 2004.

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

NOTE 13 - STOCK PLAN - Continued

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

The following table summarizes the activity on stock options under the Plan 2002:

	Number of options	Weighted average exercise price

Granted on September 7, 2004	3,315,000	$0.10

Exercised	(15,000)	$0.10
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2004	3,300,000	$1.00
Exercised	(136,500)	$0.10
Forfeited or Cancelled	0	$0.00
Outstanding at September 30, 2005	3,163,500	$1.00

The weighted average fair value of the December 2006 Options, the June 2007 Options and the June 2009 Options granted on the date of grant, were $0.042, $0.046 and $0.058 per option, respectively.

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period.
The Value of Options
	December 2006 Options	June 2007 Options	June 2009 Options

Risk-free interest rate	2.17%	2.28%	2.66%
Expected lives (in years)	1.167	1.417	2.417
Dividend yield	0%	0%	0%
Expected volatility	100%	100%	100%

NOTE 14 - CONCENTRATION OF CUSTOMERS

During the three months and nine months ended September 30, 2005 and 2004, the following customers accounted for more than 10% of total net revenue:

	Percentage of Net Sales Three Months Ended September 30,		Percentage of Net Sales Nine Months Ended September 30,		Percentage of Accounts Receivable as at September 30,
	2005	2004	2005	2004	2005	2004

Customer A	39%	81%	44%	91%	49%	86%
Customer B	*	*	14%	*	20%	*

* less than 10%

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

OVERVIEW

We are a leading provider of software solutions and information technology services in China (the “PRC” or “China”). We focus on providing Enterprise Application Integration (EAI) solutions for large companies in the telecom, finance, and logistics industries. In May 2004, we launched For-online, which delivers enterprise applications and services over the Internet to Small and Medium-sized Enterprises (SMEs) in China. For-online is quickly becoming an important new channel for delivering and distributing our products and services to more customers.

On August 28, 2001, we completed the acquisition of Beijing Slait Science & Technology Development Limited Co. ("Slait"). Slait was engaged in the development and sale of network software systems and provision of enterprise application system integration services for telecommunication companies and network services providers in China. Slait was also engaged in the sale of computer hardware. Subsequent to the acquisition, the principal activities of Slait were gradually shifted to Forlink Technologies Co., Ltd. (“FTCL”). On February 13, 2004, Slait was officially dissolved in accordance with relevant PRC regulations. FTCL is the major operating company of the Group in Beijing.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from Beijing Mobile Communication Company, a subsidiary of China Mobile. Since 1998, we have been developing and maintaining BOSS (Business Operation Support System) for the carrier. BOSS is an integrated software platform and it is developed in stages to accommodate the carrier’s increasing subscribers and service offerings. We are currently developing and maintaining phase two of BOSS.

Although we are an important strategic IT partner of Beijing Mobile, we do not have long-term contracts with the carrier. All of our agreements with the carrier are for short-term projects or sales of third-party hardware. While we feel that our significant relationships with Beijing Mobile will likely provide additional sales agreements in the future, Beijing Mobile is not contractually bound to purchase any products or services from us. The loss of this customer could hurt our business by reducing our revenues and profitability.

For the nine months ended September 30, 2005 and 2004, sales to Beijing Mobile Communication Company were $2,370,432 and $6,826,180, respectively, accounting for 44% and 91%, of our revenue for these periods, respectively.

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

REVENUES

Our business includes Forlink brand "For-series" software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and “For-series” related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Sales of For-series software	$2,142,779	$588,066	$3,459,863	$1,628,01

as a percentage of net sales	69%	40%	64%	21%

For-series related system integration	$963,085	$871,915	$1,927,482	$5,955,921

as a percentage of net sales	31%	60%	36%	79%

Sales of For-series software is recognized net of VAT payable to, and includes the benefit of VAT rebates from, the Chinese tax authorities. We recognize VAT rebates in any month when the net amount of the value added tax payable exceeds 3% of software sales and upon our application to tax authority.

As indicated in the foregoing table, sales of For-series software as a percentage of net sales increased to 64% in the first three quarters of 2005 from 21% in the first three quarters of 2004. For-series related system integration as a percentage of net sales decreased to 36% in the first three quarters of 2005 from 79% in the first three quarters of 2004. These changes were mainly attributable to our reduced hardware intensive projects and increased software sales.

Generally, we offer our products and services to our customers on a total-solutions basis. Most of the contracts we undertake for our customers include revenue from hardware and software sales and professional services. As consistent with previous years and the industry's practice, the revenues for the 2nd half of the year are largely higher than that in the 1st half of the year.

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

OPERATING EXPENSES

Operating expenses are comprised of selling expenses, research and development expenses, and general and administrative expenses.

Selling expenses include compensation expenses for employees in our sales and marketing departments, third party advertising expenses, as well as sales commissions and sales agency fees.

Research and development expenses relate to the development of new software and the modification of existing software. We expense such costs as they are incurred.

TAXES

According to the relevant PRC tax rules and regulations, FTCL and BFHX, being recognized as New Technology Enterprises operating within a New and High Technology Development Zone, are entitled to an Enterprise Income Tax (“EIT”) rate of 15%.

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and State Tax Bureau, respectively, FTCL, being recognized as a New Technology Enterprise, was eligible for a full exemption from EIT for the fiscal years 1999, 2000, 2001 and 2002. FTCL is also eligible for a 50% EIT reduction at the rate of 7.5% for the fiscal years 2003, 2004 and 2005.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX, being recognized as a New Technology Enterprise, is eligible for a full exemption from EIT for the fiscal years 2004, 2005 and 2006.

Hong Kong profits tax is calculated at 17.5% of the estimate assessable profits of FTHK for the period.

Revenue from the sale of hardware procured in China together with our revenue from the provision of related system integration services are subject to a 17% value added tax. Although sales of software in China are subject to a 17% value added tax as well, companies that develop their own software and have the software registered are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software sales, the excess portion of the value added tax is refundable upon our application to the tax authority. This policy is effective until 2010. Changes in Chinese tax laws may adversely affect our future operations.

FOREIGN EXCHANGE

The functional currency of Forlink is the U.S. Dollar (“US$”). Our financial records are maintained and our financial statements are prepared in U.S. Dollars. The functional currency of FTHK is the Hong Kong Dollar (“HK$”). FTHK’s financial records are maintained and the financial statements are prepared in Hong Kong Dollars. The functional currency of Slait, FTCL, BFHX and FTCD is Renminbi (“RMB”) and their financial records are maintained and their financial statements are prepared in RMB.

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

The financial statements of the Company’s operations based outside of the United States have been translated into US$ in accordance with SFAS 52. Management has determined that the functional currency for each of the Company’s foreign operations is its applicable local currency. When translating functional currency financial statements into US$, year-end exchange rates are applied to the consolidated balance sheets, while average period rates are applied to consolidated statements of operations. Translation gains and losses are recorded in translation reserve as a component of shareholders’ equity.

The exchange rates between US$, HK$ and RMB has a little fluctuation during the periods presented. The prevailing exchange rates as of September 30, 2005 are US$1.00: HK$7.75: RMB8.11, respectively and as of September 30, 2004 and December 31, 2004 are US$1.00: HK$7.75: RMB8.28 and US$1.00: HK$7.75: RMB8.28, respectively.

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

Revenue Recognition

We generally provide services under multiple element arrangements, which include software license fees, hardware and software sales, provision of system integration services including consulting, implementation, and software maintenance. We evaluate revenue recognition on a contract-by-contract basis as the terms of each arrangement vary. The evaluation of the contractual arrangements often requires judgments and estimates that affect the timing of revenue recognized in the statements of operations. Specifically, we may be required to make judgments about:

-	whether the fees associated with our products and services are fixed or determinable;
-	whether collection of our fees is reasonably assured;
-	whether professional services are essential to the functionality of the related software product;
-	whether we have the ability to make reasonably dependable estimates in the application of the percentage-of-completion method; and
-	whether we have verifiable objective evidence of fair value for our products and services.

We recognize revenues in accordance with the provisions of Statements of Position, or SOP, No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions”, Staff Accounting Bulletin, or SAB, 104, “Revenue Recognition”. SOP 97-2 and SAB 104 require among other matters, that there be a signed contract evidencing an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable.

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

Software license revenue is recognized over the accounting periods contained in the terms of the relevant agreements, commencing upon the delivery of the software provided that (1) there is evidence of an arrangement, (2) the fee is fixed or determinable and (3) collection of the fee is considered probable. Under certain arrangements, the Company capitalize related direct costs consisting of third party software costs and direct software implementation costs. These costs are amortized over the term of the arrangement.

In the case of maintenance revenues, vendor-specific objective evidence, or VSOE, of fair value is based on substantive renewal prices, and the revenues are recognized ratably over the maintenance period.

In the case of consulting and implementation services revenues, where VSOE is based on prices from stand-alone sale transactions, and the revenues are recognized as services are performed pursuant to paragraph 65 of SOP 97-2.

For hardware transactions where software is incidental, we do not apply separate accounting guidance to the hardware and software elements. We apply the provisions of EITF 03-05, "Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software" (EITF 03-05). Per EITF 03-05, if the software is considered not essential to the functionality of the hardware, then the hardware is not considered "software related" and is excluded from the scope of SOP 97-2. Such sale of computer hardware is recognized as revenue on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed, pursuant to SAB 104.

Remote hosting services, where VSOE is based upon consistent pricing charged to customers based on volumes and performance requirements on a stand-alone basis and substantive renewal terms, are recognized ratably over the contract term as the services are performed. The remote hosting arrangements generally require the Company to perform one-time set-up activities and include a one-time set-up fee. This one-time set-up fee is generally paid by the customer at contract execution. The Company determined that these set-up activities do not constitute a separate unit of accounting, and accordingly the related set-up fees are recognized ratably over the term of the contract.

We consider the applicability of EITF 00-3, “Application of AICPA Statement of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware”, to the hosting services arrangements on a contract-by-contract basis. If we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software, a software element covered by SOP 97-2 exists. When a software element exists in a hosting services arrangement, we recognize the license, professional services and hosting services revenues pursuant to SOP 97-2, whereby the fair value of the hosting service is recognized as revenue ratably over the term of the hosting contract. If we determine that a software element covered by SOP 97-2 is not present a hosting services arrangement, we recognize revenue for the hosting services arrangement, ratably over the term of the hosting contract pursuant to SAB 104.

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

Accounting for goodwill

We accounted for the acquisition in accordance with SFAS No. 141 "Business Combinations", which resulted in the recognition of goodwill. Goodwill represents the excess of acquisition cost over the estimated fair value of net assets acquired as of August 27, 2001 as a result of the acquisition of Slait. The acquisition cost is based upon a value of $0.34 per share, the closing price of Forlink's common stock on January 11, 2001 (date of the agreement of Plan of Reorganization), plus a value of $0.15 per option determined using a Black Scholes model on January 11, 2001.

The purchase price, purchase-price allocation, and financing of the transaction are summarized as follows:

Consideration paid as:
Common stock of Forlink issued	$8,659,800
Options of Forlink issued	125,550
8,785,350
Allocated to historical book value/fair value of
Forlink's assets and liabilities	(134,781)
Excess purchase price over allocation to
identifiable assets and liabilities (goodwill)	$8,650,569

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

As of December 31, 2003 and 2004, we completed the annual impairment test. Based on the result of the first step of the test, we believe that there was no further impairment of goodwill as of December 31, 2003 and 2004.

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

• FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation.” For public entities that file as small business issuers, this statement is effective for fiscal years beginning after December 15, 2005. The statement will eliminate our ability to account for share-based compensation transactions using an intrinsic value method. As a result of this accounting pronouncement, we anticipate that the adoption of this accounting standard will have a material impact on our financial statements. Prior to the adoption of SFAS No. 123(R), we will continue to utilize the accounting method prescribed by APB Opinion No. 25. “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans. Under APB No. 25, when the exercise price of employee stock options equals the market price for the underlying stock on the date of grant, no compensation expense is recognized.

CONSOLIDATED RESULTS OF OPERATIONS

Net sales

In the three-month period ended September 30, 2005, revenue was $3,105,864, representing an increase of 127% from revenue for the comparable period in 2004 of $1,459,981 and an increase of 91% from the previous quarter. The increase is mainly attributable to our increased software sales. In the nine-month period ended September 30, 2005, revenue was $5,387,345, representing a decrease of 29% from revenue of $7,583,935 for the comparable period in 2004. The decrease was mainly due to decreased hardware pass-through, which is consistent with our strategy of reducing low profit margin hardware projects.

Cost of sales

Our cost of sales were $2,055,869 and $3,183,528, respectively, in the three-month and nine-month periods ended September 30, 2005, representing an increase of 366% and a decrease of 35%, respectively, from cost of sales of $441,142 for the comparable three-month period and $4,866,357 for the comparable nine-month period in 2004. The third quarter increase was in line with our increased revenues. The decrease in the first three quarters of 2005 was attributable to our strategy to reduce hardware pass-through.

Gross profit

In the three-month period ended September 30, 2005, gross profit was $1,049,995, representing an increase of 3% from gross profit of $1,018,839 for the comparable period in 2004 and an increase of 13% from the previous quarter. In the nine-month period ended September 30, 2005, the gross profit was $2,203,817, representing a decrease of 19% from gross profit of $2,717,578 for the comparable period in 2004. Gross profit margins decreased to 34% and increased to 41%, respectively, in the three-and nine-month periods ended September 30, 2005, as compared to 70% and 36%, respectively, in the comparable periods of 2004 and 57% in the second quarter of 2005. The decrease of the third quarter gross profit margin was caused by increased purchases of third-party software for the projects. The overall increase in gross profit margin was attributable to our strategy of reducing hardware pass-through, which provides a relatively low gross margin.

Operating expenses

Total operating expenses were $910,638 and $2,572,498, respectively, in the three-and nine-month periods ended September 30, 2005, representing an increase of 29% and an increase of 4%, respectively, from total operating expenses of $703,504 for the comparable three-month period and $2,481,051 for the comparable nine-month period in 2004, and an increase of 12% from the second quarter. The overall increase in operating expenses was a result of the increase in selling and R&D expenses.

Selling expenses increased 69% and 14%, respectively, to $168,556 and $490,165 in the three- and nine-month periods ended September 30, 2005, from $99,961 and $430,927, respectively, for the comparable three-month and nine month periods in 2004. This increase was primarily due to our increased advertising expenses and sales efforts to market our fast growing Application Service Provider (“ASP”) services "For-online", IT outsourcing services, as well as our Enterprise Application Integration (“EAI”) services.

Research and development (“R&D”) expenses increased 17% and 16%, respectively, to $336,435 and $932,607, in the three-month and nine-month periods ended September 30, 2005, from $286,493 and $805,988, respectively, for the comparable three-month and nine month periods in 2004 due to our continued focus on developing new products and solutions to increase our competitive advantages.

General and administrative expenses increased 28% and decreased 8%, respectively, to $405,647 and $1,149,726 in the three- and nine-month periods ended September 30, 2005, from $317,050 and $1,244,136, respectively, for the comparable periods in 2004. The increase was primarily due to expenses associated with ASP services.

Operating profit (loss)

We recorded an operating profit of $139,357 in the third quarter of 2005, a decrease of 56% from $315,335 in the same period of 2004. For the nine-month period ended September 30, 2005, we recorded an operating loss of $368,681, compared to an operating profit of $236,527 in the same period of 2004. The decrease in operating profit and overall operating loss were mainly due to decreased profit margin and increased operating expenses associated with establishing and strengthening new business lines, For-Online and software outsourcing services.

Net income (loss)

We recorded a net income of $141,326, or basic and diluted earnings of $0.002 per share, for the quarter ended September 30, 2005, compared to net income $328,237, or basic and diluted earnings of $0.004 per share in the comparable period in 2004.

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

Our accounts receivable balance at September 30, 2005 was $1,592,236, as compared to $638,398 at the end of 2004. The increase is mainly attributable to a receivable from a large project that was booked and billed in September and that will be collected in the fourth quarter of 2005.

Our inventory position at the end of the quarter was $30,527, as compared to $24,639 at the end of 2004.

We ended the period with a cash position of $945,367. We had negative operating cash flow of $944,424, which was primarily attributable to our increased accounts receivable.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2005, we have not entered into any off-balance sheet arrangements with any individuals or entities.

CONTRACTUAL OBLIGATIONS

As of September 30, 2005, we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

October 1, 2005 to September 30, 2006: $ 455,942

October 1, 2006 to September 30, 2007: $ 203,458

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

As of September 30, 2005 and December 31, 2004, the amount due from stockholder represented travel advances to Mr. Yi He, a director and stockholder of the Company.

As of September 30, 2005 and December 31, 2004, the amounts due to stockholders represented advances from stockholders of which, an amount of $88,214 and $122,523 advanced by Mr. Yi He as of September 30, 2005 and December 31, 2004, respectively.

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

To comply with PRC laws and regulations, Forlink will conduct its Internet value-added services in PRC via Beijing Forlink Hua Xin Technology Co. Ltd. (“BFHX”). BFHX was established in PRC on September 19, 2003 as a limited liability company. The registered capital of BFHX is $120,773 (RMB1,000,000) and the fully paid up capital was $120,773 (RMB1,000,000) as of September 30, 2005. In accordance with a directors’ resolution of Forlink passed on September 15, 2003, Mr. Yi He and Mr. Xiaoxia Zhao were entrusted as nominee owners of BFHX to hold 70% and 30% of the fully paid up capital of BFHX, respectively, on behalf of Forlink and Forlink is the primary beneficiary. BFHX is considered a variable interest entity (“VIE”) and as Forlink is the primary beneficiary, Forlink’s consolidated financial statements include BFHX. Upon the request of Forlink, Mr. Yi He and Mr. Xiaoxia Zhao are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

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

In the opinion of the directors, except for the arrangements in connection with the purchase of the office in Chengdu, all the above transactions were negotiated at arm's length and entered into and executed under the normal course of business with no difference from those that would be negotiated with a clearly independent party. With respect to the purchase of the office in Chengdu, if Mr. Yi He would not have been able to obtain a mortgage for the property, the Company may not have been able to obtain one on its own and the financial resources may not have been available for the Company to purchase the property outright.

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

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORLINK SOFTWARE CORPORATION, INC.

Dated: November 14, 2005	By:	/s/ Yi He
Yi He
Chief Executive Officer

Dated: November 14, 2005	By:	/s/ Hongkeung Lam
Hongkeung Lam
Chief Financial and Accounting Officer