Form 10KSB
period 2005-12-31
FORLINK SOFTWARE CORP INC
filed 2006-03-31
CIK 866458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

          For the fiscal year ended December 31, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from: ______________ to __________

                         Commission file number: 0-18731

                       FORLINK SOFTWARE CORPORATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

                   Nevada                                     87-0438458
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or    (IRS Employer Identification
                organization)                                     No.)

            9F Fang Yuan Mansion, No. 56, ZhongGuanCun South Road Yi,
--------------------------------------------------------------------------------
                      Haidian District, Beijing, P.R. China
                    (Address of principal executive offices)

                               011-8610 8802 6368
--------------------------------------------------------------------------------
                           (issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class          Name of each exchange on which registered
    -------------------          -----------------------------------------
          None                                    None

Securities registered pursuant to Section 12(g) of the Act:

                         Common stock, $0.001 par value
                         ------------------------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The issuer's revenues for the fiscal year ended December 31, 2005: $5,912,323.

As of March 15, 2006, the aggregate market value of the Common Stock held by non-affiliates, approximately 40,790,332 shares of Common Stock, was approximately $3,263,227 based on an average of the bid and ask prices of approximately $0.08 per share of Common Stock on such date.

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of March 15, 2006 was 76,924,707 shares.

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS
                         TO ANNUAL REPORT ON FORM 10-KSB
                        FOR YEAR ENDED DECEMBER 31, 2005

PART I                                                                      Page
Item 1.   Description of Business .........................................    4
Item 2.   Description of Property .........................................   10
Item 3.   Legal Proceedings ...............................................   10
Item 4.   Submission of Matters to a Vote of Security Holders .............   10

PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters .........................................................   11
Item 6.   Management's Discussion and Analysis or Plan of Operation .......   12
Item 7.   Financial Statements ............................................   24
Item 8.   Changes in and Disagreements on Accounting and Financial
          Disclosure ......................................................   25
Item 8A.  Controls and Procedures .........................................   25
Item 8B.  Other Information ...............................................   25

PART III
Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act ...............   26
Item 10.  Executive Compensation ..........................................   27
Item 11.  Security Ownership of Certain Beneficial Owners and Management ..   29
Item 12.  Certain Relationships and Related Transactions ..................   31
Item 13.  Exhibits ........................................................   31
Item 14.  Principal Accountant Fees and Services ..........................   32

Signatures ................................................................   33

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                           CAUTIONARY NOTES REGARDING
                           FORWARD LOOKING INFORMATION

Readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially for those indicated by the forward-looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

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

The cautionary statements made above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company. Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

                                     PART I

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

On November 3, 1999, the Company entered into a Plan of Reorganization with Beijing Forlink Software Technology Co., Ltd., (hereinafter "BFSTC"), under the terms of which BFSTC gained control of the Company. Pursuant to the Plan of Reorganization, the Company acquired 100% of the registered and fully paid-up capital of BFSTC in exchange for 20,000,000 shares of the Company's authorized, but unissued, common stock. BFSTC is engaged in the provision of computer software consultancy and engineering services and it also develops and sells computer software in the People's Republic of China (the "PRC"). As a part of its computer consultancy and engineering services, BFSTC is also engaged in the sale of computer hardware. In June 2001, BFSTC changed its name to Forlink Technologies Co. Ltd. ("FTCL").

In August 2001, the Company acquired Beijing Slait Science & Technology Development Limited Co. ("SLAIT") pursuant to a Plan of Reorganization dated January 11, 2001. The Company issued 59,430,000 shares of its common stock to SLAIT's original beneficial owners in exchange for 100% of the outstanding equity of SLAIT. As a result of the share exchange, the former beneficial owners of SLAIT own approximately 70% of the issued and outstanding shares of the Company. By virtue of the share exchange, SLAIT became a wholly-owned subsidiary of the Company. The Company also agreed to transfer RMB1,085,000 (approximately US$131,039) to the former owners of SLAIT. A change in control occurred in which all but one of the officers and directors of the Company resigned and two former directors (also former owners) of SLAIT became officers and directors of the Company. SLAIT provides application system integration technology and specializes in large volume transaction processing software for networks such as mobile phone billing and band operation. Subsequent to the acquisition, the principal activities of SLAIT have been gradually shifted to Forlink Technologies Co., Ltd. ("FTCL"). On February 13, 2004, SLAIT was officially dissolved in accordance with relevant PRC regulations. FTCL is the major operating company of the Group in Beijing.

On June 18, 2003, Forlink Technologies (Hong Kong) Limited ("FTHK") was incorporated in Hong Kong as a limited liability company. In December 2003, FTHK became a wholly owned subsidiary of Forlink. FTHK is an investment holding company. Because of the favorable business environment in Hong Kong, we can simplify and speed up investment transactions through this subsidiary. Through FTHK, on December 18, 2003, we invested $760,870 in a privately held PRC company, All China Logistics Online Co., Ltd. ("All China"), a leading provider of logistic services in China, in exchange for a 17.8% equity interest. Through this investment, we have become the second largest shareholder of All China and its sole software solution provider. On June 14, 2004, Forlink Technologies (Chengdu) Limited ("FTCD") was established as a limited liability company in Chengdu, PRC and subsequently it became a wholly owned subsidiary of FTHK in September 2004. FTCD is our software supporting office that is currently under initial development stage. Upon completion, it will be responsible for software outsourcing projects and software development. The registered capital of FTCD is $5,000,000 and the fully paid up capital was $750,000 as of December 31, 2005. FTCD has commenced operations in 2005.

FTHK is also responsible for directly importing hardware needed in the integration products from overseas companies, and which allows us to improve our hardware pass-through profit margin.

In compliance with PRC's foreign investment restrictions on Telecom value-added services and other laws and regulations, we conduct our Telecom value-added services and application integration services for government organizations in China via Beijing Forlink Hua Xin Technology Co. Ltd. ("BFHX"). BFHX was established in the PRC on September 19, 2003 as a limited liability company. The registered capital of BFHX is $120,733 (RMB1,000,000) and the fully paid up capital was $36,232 (RMB300,000) as of December 31, 2004. Mr. Yi He and Mr. Wei Li were entrusted as nominee owners of BFHX to hold 70% and 30%, respectively, of the fully paid up capital of BFHX on behalf of Forlink, and Forlink is the primary beneficiary. BFHX is considered a Variable Interest Entity ("VIE") and because Forlink is the primary beneficiary, Forlink's consolidated financial statements include BFHX. Upon the request of Forlink, Mr. Yi He and Mr. Wei Li are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX. Mr. Yi He is a director and a major stockholder of Forlink. Mr. Wei Li is the administration manager of FTCL.

Except for FTCD, which is currently under development stage, all of our major group companies, i.e. FTCL, FTHK and BFHX, are operating companies. During the reporting period, none of the group companies' operation were discontinued or dissolved.

On March 20, 2005, Beijing Forlink Kuanshi Technologies Limited ("BFKT") was established as a limited liability company by BFHX and two individuals, Mr. Jianqiu Fang and Mr. Bizhao Zhong. BFHX, Mr. Fang and Mr. Zhong hold 70%, 10% and 20% of the fully paid up capital of BFKT, respectively. BFKT will provide software and operation support to IPTV (Internet Protocol Television) operators. We believe this investment will enable us to capitalize in the fast growing IPTV market in China by leveraging our technological expertise.

On October 24, 2005, Forlink entered on a definitive agreement to acquire a 17.5% equity interest from China Liquid Chemical Exchange Company Limited ("CLCE"), a limited liability company in PRC. Under the terms of the agreement, Forlink deployed the "For-online Electronic Trading System", a proprietary, integrated software solution, to support the Exchange's operations, including, but not limited to, online trading, online billing and payment, user authentication, customer care, in exchange for the 17.5% equity interest. This investment will increase our return in this fast growing market.

Overview of our business.

We have three wholly owned subsidiaries, FTCL, FTHK, and BFHX. Through our subsidiaries, we are developing innovative products, solutions, project management skills, and the industry expertise necessary for the design and implementation of large-scale, specifications-intensive integrated application systems, software and Information Technology ("IT") outsourcing services typically required by leading companies in telecom, logistic, finance, government, and other industry verticals.

Our head office is located in Beijing, with individual branch offices in Chengdu, Shenyang, Shanghai and Guangzhou. We also have a research and development ("R&D") center located in Chengdu.

Employees

As of December 31, 2005, we have 270 employees, of which 260 are full-time. Approximately 200 of our full-time employees are software and information technology specialists engaged in research and development, maintenance and support activities. The remaining employees are sales, marketing and administrative personnel. As an incentive, we have created employee stock option plans that include vesting provisions designed to encourage long-term employment.

Products and solutions

Our application  solutions are developed on Enterprise  Application  Integration
(EAI) platforms. Some of our major product offerings include:

o ForOSS: Our solution for Business & Operation Support Systems (BSS/OSS) for telecom carriers, particularly China Mobile. It consists of software products designed to support existing and expanding business operations of communications companies. ForOSS supports billing, customer care, customer relation management, accounting, decision support and other internal functionalities.

o ForRMS: Forlink Resources Management System is an integrated platform designed to improve enterprises and organizations' resources management systems.

o For-Online: For-Online is an Enterprise Application Integration platform designed to deliver ASP (Application Service Provider) services over the internet. The applications that can be delivered over the internet include many of Forlink's flagship products, such as ForRMS (Resources Management System), For-Mail (E-mail system), For-ISMG (Internet Short Message Gateway), For-Online Electronic Trading System, and other Web-related applications.

Distribution methods of the products and services

We mainly sell our products and services directly to our customers. We also utilize distribution partners to sell our products and services.

Research and Development

We are committed to continuously researching, designing and developing information technology solutions and software products that meet the needs of our customers. Our R&D expenses in 2005 and 2004 were $1,315,654 and $1,105,348, respectively.

Status of new product or service

In May 2004, we launched For-online, which delivers enterprise applications and services over the Internet to Small and Medium-sized Enterprises (SMEs) in China. The version launched was 1.0. Since then, we have been continuously upgrading For-online to enhance its performance and to provide added features and functions. The current For-online version is 3.0.

Market Opportunities

Based on our extensive market research and industry insights, we believe that the major market opportunities for our business include the following: EAI (Enterprise Application Integration); ASP (Application Services Provider); Software and IT outsourcing.

Our Strategy

Our objective is to become a leading China-based professional company providing world class Enterprise Application Integration (EAI) solutions, software services, and IT outsourcing services by continuing to enable our customers to build, maintain, operate, manage and continuously improve their information systems and processes. The key aspects of our strategy include the following:

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

Expand our software outsourcing and ASP (Application Services Provider) services to enhance our value chains. Currently, we are working with University of Sichuan, a prestigious university in Southern China, to establish and improve our software factory's outsourcing services and ASP services. We are also increasing our investments in these areas. As an important milestone, we have achieved Level 2 (Managed Level of Software Process Maturity) of Capability Maturity Model(R) Integration (CMMI). The CMMI project is a key technical initiative at the Software Engineering Institute (SEI). Based on the internationally recognized Capability Maturity Model (CMM(R)) framework for software process improvement, CMMI provides an integrated approach to process improvement. It is a new and more demanding model for assessing a company's software engineering capability and the maturity of an organization's processes. As an internationally recognized CMMI Level 2 company, our software factory can provide trusted software outsourcing services at a lower price for overseas companies. At the same time, our research and development capabilities will enhance our value chains by serving as a shared support platform for our other services, including our EAI, ASP services. We believe our investments in the above-described areas will enhance our value chains and further consolidate our leading position as a professional software and IT services provider.

Improve corporate governance and financial standing. To maximize our shareholders' value, we are continuously striving to improve our corporate governance and our financial standing. It is our goal to apply for NASDAQ listing in the future when the listing requirements are met.

Our Competitive Strengths

o     Professional Software Development And Services System.

      Forlink Technologies has passed the ISO9001:2000 international quality assurance system certification and CMMI (Capability Maturity Model Integration) Level 2 certification. This indicates that Forlink's software development and services system is in compliance with international standards. Our professional software development and services system has substantially strengthened our competitive advantages by ensuring that we are in compliance with all relevant international standards and regulations for business.

o     Thirteen  Years  Of  Experience  In  Industry   Applications  With  Proven
      Solutions And Products.

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

o     Established Customer Relationships.

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

o     A Strong And Stable Management Team.

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

Our Strategic Partners

Partner strategies are essential elements of our business model. At this time, we have four types of partners that contribute to a continued success of our business.

o Product partners. These partners provide products and solutions to be integrated in our solutions. We are authorized resellers of Hewlett Packard ("HP"), Sun, EMC, Oracle and CISCO systems. We were awarded by HP for The Excellent sales achievement prize in 1999 and the Best Co-operation prize in 1999.

o Technology development partners. These partners provide technology (through licensing or other arrangements) for our solutions or for joint development. Our major technology development partners include HP, Oracle, BEA, IONA, Redhat, Turbolinux, and Redflag-linux.

o Marketing and Product partners. These partners provide products and/or technology to be bundled with our solutions and products for marketing purposes. Our marketing and product partners include HP, Intel, IBM, Sun, Compaq, Oracle, Informix, CA, Lenovo, Founder, and Digital China.

o     Distribution  partners.   These  partners  distribute  our  solutions  and
      products to our customers. Our distribution partners include Beijing Federal.

Competitive conditions

The market for information technology services in China is rapidly growing and changing. We compete with both international and local companies. Our principal competitors in application integration services are AsiaInfo, Linkage Technology, and Digital China. Our principal competitors in the ASP (Application Services Provider) field include UFSOFT, MYCRM, and HAN Consulting. Our principal competitors in software outsourcing include Neusoft, Dalian HaiHui, and China Software & Technology Corporation.

Government Regulation

The  Chinese  government  has  generally   encouraged  the  development  of  the
information technology industry, and the products and services we offer are not currently subject to extensive government regulations.

Dependence on Major Customers

As of December 31, 2005, approximately 84% of the Company's total net revenues were generated by two customers who each accounted for more than 10% of such revenues. The loss of any and/or all of these customers could have a material adverse effect on our business.

Our largest customer has been Beijing Mobile Communication Company, which is a subsidiary of China Mobile. Since 1998, we have been developing and maintaining BOSS (Business Operation Support System) for the carrier. BOSS is an integrated software platform and it is developed in stages to accommodate the carrier's increasing subscribers and service offerings. We are currently developing and maintaining phase two of BOSS.

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

During the fiscal years ended December 31, 2001, 2002, 2003, 2004 and 2005, sales to Beijing Mobile Communication Company were $4,097,560, $8,229,159, $8,999,662, $9,002,191, and $4,122,370, respectively, and such sales accounted for 80%, 88%, 96%, 89% and 70%, of our revenue for these periods, respectively.

Patents, Intellectual Property, and Licensing

We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality agreements, and other contractual restrictions with employees and third parties to establish and protect our proprietary rights. Despite these precautions, the measures we undertake may not prevent misappropriation or infringement of our proprietary technology. These measures may not preclude competitors from independently developing products with functionality or features similar to our products.

As of December 31, 2005, we have been issued 47 patents in the PRC that are currently in force and have 2 patent applications pending in the PRC. The normal expiration dates of our issued patents in the PRC range from 2026 to 2030. It is possible that we will not receive patents for every application we file. Furthermore, our issued patents may not adequately protect our technology from infringement or prevent others from claiming that our products infringe the patents of those third parties. Our failure to protect our intellectual property could materially harm our business. In addition, our competitors may independently develop similar or superior technology, duplicate our products, or design around our patents. It is possible that litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could materially harm our business.

Some of our products are designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe that such licenses generally could be obtained on commercially reasonable terms. However, failure to obtain such licenses on commercially reasonable terms could materially harm our business.

Environmental matters

None

SEC Reports Available on Website

The Company's Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website (http://www.forlink.com) when such reports are available on the U.S. Securities and Exchange Commission ("SEC") website. The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public
Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company's references to the URLs for these websites are intended to be inactive textual references only.

Item 2. Description of Property.

We currently rent our facilities at 9/F, 16/F Fang Yuan Mansion, No. 56 Zhongguancun South Road Yi, Haidian District, Beijing, China and space at 11/F, Bin He Plaza, No.1 Che Dao Gou Road, Haidian District, Beijing, China.

We own an office in the city of Chengdu, PRC that serves as our software development center. It is located at B-16B, WangFuJing Business Mansion, No.5 HuaXingZheng Street, ChengDu, SiChuan Province, PRC.

In addition, we also have regional field support offices in various cities in China, namely, in Shanghai, Shenyang, Guangzhou.

We believe that the current facilities occupied by the Company and its subsidiaries will be able to meet the Company's operational needs for the coming year.

Item 3. Legal Proceedings.

There are no pending legal proceedings involving the Company.

Item 4. Submission of Matter to a Vote of Security Holders.

The Company did not submit any matters to a vote of the shareholders in the fourth quarter of 2005.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The Common Stock of the Company is currently trading on the Over the Counter Bulletin Board system under the symbol "FRLK". There is no assurance that the Common Stock will continue to be quoted or that any liquidity exists for the Company's shareholders.

The following table sets forth the range of high and low bid prices for the Company's Common Stock for each quarterly period indicated, as reported by the Yahoo's Finance website. Quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual trades.

                                  Common Stock

                  Quarter Ended             High Bid    Low Bid
                  -------------             --------    -------

                  December 31, 2005           $0.12      $0.06
                  September 30, 2005          $0.11      $0.07
                  June 30, 2005               $0.17      $0.07
                  March 31, 2005              $0.23      $0.17

                  December 31, 2004           $0.30      $0.10
                  September 30, 2004          $0.37      $0.15
                  June 30, 2004               $0.20      $0.11
                  March 31, 2004              $0.45      $0.32

Holders

As of March 15, 2006, there were 76,924,707 shares of the Company's common stock
outstanding  held  of  record  by  approximately   549  persons  (not  including
beneficial owners who hold shares at broker/dealers in "street name").

Dividends

The Company has never paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future. The Company currently intends to retain its earnings for the operation and expansion of its business.

Sales of unregistered securities

The Company has not issued or sold any of its securities without registration within the past three fiscal years.

Repurchases of equity securities

The Company did not repurchase any of its outstanding equity securities during the fourth quarter of the year ended December 31, 2005.

Item 6. Management's Discussion and Analysis or Plan of Operation.

GENERAL

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in such forward looking statements are reasonable, the forward looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. We caution investors that any forward looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward looking statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from Beijing Mobile Communication Company, a subsidiary of China Mobile. Since 1998, we have been developing and maintaining BOSS (Business Operation Support System) for the carrier. BOSS is an integrated software platform and it is developed in stages to accommodate the carrier's increasing subscribers and service offerings. We are currently developing and maintaining phase two of BOSS.

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

During the fiscal years ended December 31, 2001, 2002, 2003, 2004 and 2005, sales to Beijing Mobile Communication Company were $4,097,560, $ 8,229,159, $8,999,662, $9,002,191, and $4,122,370, respectively, accounting for 80%, 88%,
96%, 89% and 70%, of our revenue for these periods, respectively.

We believe that there are opportunities for us to expand into new business areas and to grow our business both internally and through acquisitions. On March 20, 2005, Beijing Forlink Kuanshi Technologies Limited ("BFKT") was established as a limited liability company by BFHX and two individuals, Mr. Jianqiu Fang and Mr. Bizhao Zhong. BFHX, Mr. Fang and Mr. Zhong hold 70%, 10% and 20% of the fully paid up capital of BFKT, respectively. BFKT will provide software and operation support to IPTV (Internet Protocol Television) operators. We believe this investment will enable us to capitalize in the fast growing IPTV market in China by leveraging our technological expertise.

On October 24, 2005, Forlink entered on a definitive agreement to acquire a 17.5% equity interest from China Liquid Chemical Exchange Company Limited ("CLCE"), a limited liability company in PRC. Under the terms of the agreement, Forlink deployed the "For-online Electronic Trading System", a proprietary, integrated software solution, to support the Exchange's operations, including, but not limited to, online trading, online billing and payment, user authentication, customer care, in exchange for the 17.5% equity interest. This investment will increase our return in this fast growing market.

REVENUES

Our business includes Forlink brand "For-series" software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and "For-series" related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

                                                        Year Ended December 31,
                                                   ----------------------------
                                                         2005              2004
                                                   ----------------------------

Sales of For-series software                       $2,545,383        $2,029,069
as a percentage of net sales                               43%               20%

For-series related system integration              $3,366,940        $7,971,041
as a percentage of net sales                               57%               80%

As indicated in the foregoing table, sales of For-series software as a percentage of net sales increased from 20% in 2004 to 43% in 2005. For-series related system integration as a percentage of net sales decreased from 80% in 2004 to 57% in 2005. These changes were mainly attributable to our strategy of increasing software sales and reducing low profit margin hardware projects. And the decreased sales of For-series related system integration was also attributable to increased competition in the system integration market.

Generally,   we  offer  our  products  and  services  to  our   customers  on  a
total-solutions basis. Most of the contracts we undertake for our customers include revenue from hardware and software sales and professional services.

SOURCES OF REVENUE

Hardware Revenue

Revenues from sales of products are mainly derived from sales of hardware. Normally, the hardware that we procure is in connection with total-solutions basis system integration contracts.

Service Revenue

Service revenue consists of revenue for the professional services we provide to our customers for network planning, design and systems integration, software development, modification and installation, and related training services.

Software License Revenue

We generate revenue in the form of fees received from customers to whom we issue licenses for the use of our software products over an agreed period of time.

COST OF REVENUE

Our costs of revenue include hardware costs, software-related costs and compensation and travel expenses for the professionals involved in the relevant projects. Hardware costs consist primarily of third party hardware costs. We recognize hardware costs in full upon delivery of the hardware to our customers. Software-related costs consist primarily of packaging and written manual expenses for our proprietary software products and software license fees paid to third-party software providers for the right to sublicense their products to our customers as part of our solutions offerings. The costs associated with designing and modifying our proprietary software are classified as research and development expenses as such costs are incurred.

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

TAXES

According to the relevant PRC tax rules and regulations, FTCL and BFHX, which are entities recognized as New Technology Enterprises operating within a New and High Technology Development Zone, are entitled to an Enterprise Income Tax ("EIT") rate of 15%.

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and the State Tax Bureau, respectively, FTCL, which is recognized as a New Technology Enterprise, was eligible for a full exemption from EIT for the fiscal years 1999, 2000, 2001 and 2002. FTCL also became eligible for a 50% EIT reduction at the rate of 7.5% for the fiscal years 2003, 2004 and 2005.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX, which is recognized as a New Technology Enterprise, is eligible for full exemption from EIT for the fiscal years 2004, 2005 and 2006.

Hong Kong profits tax is calculated at 17.5% on the estimated assessable profits of FTHK for the period.

The EIT rates for FTCD, BFKT, QJT and XKT range from 15% to 33%. No provision for EIT was made for BFKT, QJT and XKT as they had not commenced operations during the year.

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

FOREIGN EXCHANGE

Our functional currency is US$ and our financial records are maintained and the financial statements prepared in US$. The functional currency of FTHK is HK$ and the financial records are maintained and the financial statements prepared in HK$. The functional currency of Slait, FTCL, BFHX and FTCD is Renminbi (RMB) and the financial records are maintained and the financial statements are prepared in RMB.

Foreign currency transactions during the year are translated into each company's denominated currency at the exchange rates ruling at the transaction dates. Gains and losses resulting from foreign currency transactions are included in the consolidated statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into each company's denominated currency at year-end exchange rates. All exchange differences are dealt with in the consolidated statements of operations.

The financial statements of our operations based outside of the United States have been translated into US$ in accordance with SFAS 52. We have determined that the functional currency for each of the Company's foreign operations is its applicable local currency. When translating functional currency financial statements into US$, year-end exchange rates are applied to the consolidated balance sheets, while average period rates are applied to consolidated statements of operations. Translation gains and losses are recorded in translation reserve as a component of shareholders' equity.

The value of the RMB is subject to changes in China's central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Since 1994, the conversion of RMB into foreign currencies, including USD, has been based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate generally has been stable. In July 2005, the Chinese government announced that it will no longer peg its currency exclusively to USD but will switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies yet to be named by the People's Bank of China, which will likely increase the volatility of RMB as compared to USD. The exchange rate of RMB to USD changed from RMB8.28 to RMB8.11 in late July.

Exchange rates between US$, HK$ and RMB had minimal fluctuations during the periods presented. The rates ruling for 2005 and 2004 are US$1: HK$7.75: RMB8.11 and US$1: HK$7.75: RMB8.28, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

We recognize revenues in accordance with the provisions of Statements of Position, or SOP, No. 97-2, "Software Revenue Recognition", as amended by SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions", Staff Accounting Bulletin, or SAB, 104, "Revenue Recognition". SOP 97-2 and SAB 104 require among other matters, that there be a signed contract evidencing an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable.

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

Software license revenue is recognized over the accounting periods contained in the terms of the relevant agreements, commencing upon the delivery of the software provided that (1) there is evidence of an arrangement, (2) the fee is fixed or determinable and (3) collection of the fee is considered probable. Under certain arrangements, the Company capitalizes related direct costs consisting of third party software costs and direct software implementation costs. These costs are amortized over the term of the arrangement.

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

Remote hosting services, where VSOE is based upon consistent pricing charged to customers based on volumes and performance requirements on a stand-alone basis and substantive renewal terms, are recognized ratably over the contract term as the services are performed. The remote hosting arrangements generally require the Company to perform one-time set-up activities and include a one-time set-up fee. This one-time set-up fee is generally paid by the customer at contract execution. The Company determined that these set-up activities do not constitute a separate unit of accounting, and accordingly, the related set-up fees are recognized ratably over the term of the contract.

We consider the applicability of EITF 00-3, "Application of AICPA Statement of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware", to the hosting services arrangements on a contract-by-contract basis. If we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to hast the software, a software element covered by SOP 97-2 exists. When a software element exists in a hosting services arrangement, we recognize the license, professional services and hosting services revenues pursuant to SOP 97-2, whereby the fair value of the hosting service is recognized as revenue ratably over the term of the hosting contract. If we determine that a software element covered by SOP 97-2 is not present in a hosting services arrangement, then we recognize revenue for the hosting services arrangement ratably over the term of the hosting contract pursuant to SAB 104.

Income Taxes

We account for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes". Under SFAS No. 109, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customer's credit worthiness or other matters affecting the collectibility of amounts due from such customers, could have a material affect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Goodwill

SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment on an annual basis (December 31 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of a company. Application of the goodwill impairment test requires judgment, including the determination of the fair value of a company. The fair value of a company is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and the determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for a company.

Recent Accounting Pronouncements

SFAS No. 151, "Inventory Costs", is effective for fiscal years beginning after June 15, 2005. This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS No. 151 is expected to have no impact on our consolidated financial statements.

SFAS No. 123 (Revised 2004) ("SFAS No. 123R"), "Share-Based Payment," issued in December 2004, is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), which provides the Staff's views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

(1) A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

(2) A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

This statement is effective for the beginning of the first annual reporting period that begins after June 15, 2005, therefore, we will adopt the standard in the first quarter of fiscal 2006 and plan to use the modified prospective method. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

At this time we do not believe that the adoption of SFAS No. 123(R) will materially impact our consolidated operating results, nor will there be any impact on our future consolidated cash flows.

SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", is effective for fiscal years beginning after June 15, 2005. This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions", and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no impact on our consolidated financial statements.

In March 2004, the EITF reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-01). EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The FASB issued proposed FSP EITF 03-1-a in September 2004, which delayed the effective date of the recognition and measurement provisions of EITF 03-01. In November 2005, the FASB issued FSP FAS 115-1 and 124-1 ("FSP") which nullifies the guidance in EITF 03-1 for determining whether impairment is other-than-temporary. However, it carries forward many of the provisions of EITF 03-1. The guidance of the FSP is effective to reporting periods beginning after December 15, 2005. We do not expect the adoption of the FSP to have material impact on its financial position and results of operations.

CONSOLIDATED RESULTS OF OPERATIONS

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net sales.

Our net sales  decreased 41% to $5,912,323 in 2005,  from  $10,000,110  in 2004.
Sales of For-series software increased 25% to $2,545,383 in 2005, from $2,029,069 in 2004. Sales of For-series related system integration decreased 58% to $3,366,940 in 2005 from $7,971,041 in 2004. The decrease in net sales was mainly attributable to our strategy of increasing software sales and reducing low profit margin hardware projects. The decreased sales of For-series related system integration was also attributable to increased competition in the system integration market.

Cost of sales.

Our cost of sales decreased 41% to $3,772,620 in 2005, from $6,379,552 in 2004. The decrease was mainly due to decreased hardware pass-through.

Gross profit.

Gross profit decreased 41% to $2,139,703 in 2005, from $3,620,558 in 2004. The decrease was mainly due to decreased net sales. Gross profit margin was remained stable at 36% in 2005 and 2004.

Operating expenses.

Total operating expenses increased 13% to $3,711,242 in 2005, from $3,282,027 in 2004. These increases resulted largely from increases in selling expenses, and research and development expenses.

Selling expenses increased 25% to $750,264 in 2005, from $599,921 in 2004. This increase was primarily due to our increased advertising expenses and sales efforts to market our fast growing ASP (Application Service Provider) services "For-online", our IT outsourcing services, as well as our EAI (Enterprise Application Integration) services.

Research and development expenses increased 19% to $1,315,654 in 2005, from $1,105,348 in 2004 due to our continued focus on developing new products and solutions to increase our competitive advantages.

General and administrative expenses increased 4% to $1,645,324 in 2005, from $1,576,758 in 2004. The increase was primarily due to additional overhead and salaries expenses associated with ASP services.

Operating profit (loss).

We recorded an operating loss of $1,571,539 in 2005, as compared to an operating profit of $338,531 in 2004. The decrease was largely due to decreased net sales and increased operating expenses associated with new business lines, as discussed above.

Other income

Our other income increased 10% to $184,029 in 2005, from $166,623 in 2004. This increase was mainly due to increased software sales. Our other income comes from a value added tax refund associated with software sales. Software sales in China are subject to a 17% value added tax. However, companies that develop their own software and have the software registered are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software sales, then the excess portion of the value added tax is refundable to us upon our application to tax authority. This policy is effective until 2010.

Net (loss) / profit.

We recorded a net loss of $1,394,177 in 2005, or basic and diluted loss of $0.02 per share, as compared to net income of $468,052 in 2004, or basic and diluted earnings of $0.01 per share.

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

Our accounts receivable balance at December 31, 2005 was $861,000, as compared to $638,398 at the end of 2004. The increase is mainly attributable to receivables from projects that were booked and billed in 2005 and that will be collected in 2006.

Our inventory position at the end of 2005 was $264,839, as compared to $24,639 at the beginning of the year. At the end of 2005, we had several inventory items in the process of delivery to Beijing Mobile. This caused the 2005 year-end inventory to increase.

We ended the year with a cash position of $589,781. We had negative operating cash flow of $1,249,327, primarily due to net loss.

Although our revenues and operating results for any period are not necessarily indicative of future periods, we anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through 2006. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict. If we do need to raise additional funds, we expect to raise those funds through new issuances of shares of our equity securities in one or more public offerings or private placements, or through credit facilities extended by lending institutions.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2005, we have not entered into any off-balance sheet arrangements with any individuals or entities.

CONTRACTUAL OBLIGATIONS

As of December 31, 2005, we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

      Date                                                Rent Payment Due
      --------------------------------------------------------------------
      January 1, 2006 to December 31, 2006                $451,181
      January 1, 2007 to December 31, 2008                $109,628

RELATED PARTY TRANSACTIONS

On January 11, 2001, the Company entered into a Plan of Reorganization with Beijing Slait Science & Technology Development Limited Co. (hereinafter "Slait"), under the terms of which the Company acquired up to 100% of the outstanding equity of Slait. Pursuant to the Plan of Reorganization (the "Plan"), in August 2001, the Company acquired 100% of the registered and fully paid-up capital of Slait in exchange for 59,430,000 shares of restricted common stock of the Company. Under the terms of the Plan, three former beneficial owners of Slait, Yi He, Hongkeung Lam and Jing Zeng were issued 25,800,000, 10,500,000 and 5,760,000, respectively, of the Company's shares. Additionally, at closing, all of the Company's officers and directors resigned with the exception of Xiaoxia Zhao, who remained as an officer and director, Yi He, who was appointed as President and Director, and Hongkeung Lam, who was appointed as a Director of the Company.

The Company, from time to time, received from or made repayments to one major stockholder who is also a member of the management of the Company. The amounts due from/to stockholders do not bear any interest and do not have clearly defined terms of repayment.

As of December 31, 2005 and December 31, 2004, the amount due from stockholder represented travel advances to Mr. Yi He, a director and stockholder of the Company.

As of December 31, 2005 and December 31, 2004, the amounts due to stockholders represented advances from stockholders.

Mr. Yi He, an officer and director of the Company, purchased the building located in Chengdu on behalf of the Company. By a stockholders' resolution passed on March 8, 1999, it was ratified that the title to the building belonged to SLAIT. The building has been pledged as collateral for the mortgage loan granted to Mr. Yi He. The related mortgage still remains in the name of Mr. Yi He, however the Company has agreed to pay Mr. Yi He amounts equal to the required mortgage payments. As of December 31, 2004, the amount of the mortgage loan is $44,584 ($53,010 as of December 31, 2003) and is included in "Amounts due to stockholders" on the balance sheet. In the last quarter of 2005, the mortgage loan was fully repaid and the title to the building was transferred to the Company.

To comply with PRC laws and regulations, Forlink conducts its Internet value-added services in PRC via Beijing Forlink Hua Xin Technology Co. Ltd. ("BFHX"). BFHX was established in PRC on September 19, 2003 as a limited liability company. The registered capital of BFHX is $120,733 (RMB1,000,000) and the fully paid up capital was $36,232 (RMB300,000) as of December 31, 2004. In accordance with a directors' resolution of Forlink passed on September 15, 2003, Mr. Yi He and Mr. Xiaoxia Zhao were entrusted as nominee owners of BFHX to hold 70% and 30% of the fully paid up capital of BFHX, respectively, on behalf of Forlink and Forlink is the primary beneficiary. BFHX is considered a variable interest entity ("VIE") and because Forlink is the primary beneficiary, Forlink's consolidated financial statements include BFHX. Upon the request of Forlink, Mr. Yi He and Mr. Xiaoxia Zhao are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

In accordance with a registered capital transfer agreement dated February 16, 2004, and the owners' resolutions of BFHX passed on February 16, 2004, Mr. Xiaoxia Zhao transferred the fully paid up capital of BFHX of $10,870 (RMB90,000) to Mr. Wei Li for $10,870. Mr. Yi He and Mr. Wei Li entered into agreements with Forlink on November 8, 2003 and March 18, 2004, respectively, under which agreements Mr. Yi He and Mr. Wei Li were entrusted as nominee owners of BFHX to hold 70% and 30%, respectively, of the fully paid up capital of BFHX on behalf of Forlink. Forlink is the primary beneficiary of such agreements. Upon the request of Forlink, Mr. Yi He and Mr. Wei Li are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

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

RISK FACTORS AFFECTING OUR OPERATING RESULTS AND COMMON STOCK

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

                       Forlink Software Corporation, Inc.

                        Consolidated Financial Statements
                               For the years ended
                           December 31, 2005 and 2004

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

Notes to Consolidated Financial Statements                            F-6 - F-24

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and stockholders of Forlink Software Corporation, Inc.

We have audited the accompanying consolidated balance sheets of Forlink Software Corporation, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forlink Software Corporation, Inc. as of December 31, 2005 and 2004 and the results of its consolidated operations and cash flows for the years ended December 31, 2005 and 2004, in conformity with generally accepted accounting principles in the United States of America.

As described in Note 17, the consolidated financial statements as of December 31, 2004, and for the year then ended have been restated.

/s/ BDO McCabe Lo Limited

BDO McCabe Lo Limited

Hong Kong, March 6, 2006

                       Forlink Software Corporation, Inc.

                           Consolidated Balance Sheets

(Expressed in US Dollars)

                                                                   December 31,      December 31,
                                                                       2005              2004
                                                                   ------------      ------------
ASSETS

Current assets
  Cash and cash equivalents                                        $   589,781       $ 2,298,831
  Accounts receivable (Note 3)                                         861,000           638,398
  Other receivables, deposits and prepayments (Note 4)                 515,787           440,401
Other tax recoverable (Note 12)                                         32,350                --
  Inventories (Note 5)                                                 264,839            24,639
  Amount due from stockholder (Note 6)                                      --            38,286
                                                                   -----------       -----------

  Total current assets                                               2,263,757         3,440,555

Property, plant and equipment (Note 7)                                 884,108           698,521
Long term investments (Note 8)                                         760,870           798,001
Goodwill (Note 9)                                                    1,684,023         1,684,023
                                                                   -----------       -----------

Total assets                                                       $ 5,592,758       $ 6,621,100
                                                                   ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Short term borrowings (Note 13)                                  $   246,609       $        --
  Accounts payable                                                     762,593           269,745
  Amounts due to stockholders (Note 6)                                 149,622           624,989
  Customer deposits                                                    580,482           425,368
  Other payables and accrued expenses (Note 10)                        287,246           204,252
  Income tax payable (Note 11)                                              --            31,754
  Other taxes payable (Note 12)                                             --           196,864
                                                                   -----------       -----------

  Total current liabilities                                        $ 2,026,552       $ 1,752,972
                                                                   -----------       -----------

Commitments and contingencies (Note 14)

Stockholders' equity
  Common stock, par value $0.001 per share;
    100,000,000 shares authorized;
    85,224,707and 85,088,207 shares issued and 76,924,707 and
      76,788,207 shares outstanding, respectively                  $    85,225       $    85,088
   Treasury stock                                                     (215,800)         (215,800)
  Additional paid-in capital                                         8,949,810         8,936,297
  Accumulated losses                                                (5,331,634)       (3,937,457)
  Accumulated other comprehensive income                                78,605                --
                                                                   -----------       -----------

  Total stockholders' equity                                       $ 3,566,206       $ 4,868,128
                                                                   -----------       -----------

Total liabilities and stockholders' equity                         $ 5,592,758       $ 6,621,100
                                                                   ===========       ===========

          See accompanying notes to consolidated financial statements.

                       Forlink Software Corporation, Inc.

                      Consolidated Statements of Operations

(Expressed in US Dollars)

                                                      Year ended         Year ended
                                                     December 31,       December 31,
                                                         2005               2004
                                                                        As restated
                                                     ------------       ------------
Net sales (Note 2)                                   $  5,912,323       $ 10,000,110

Cost of sales                                          (3,772,620)        (6,379,552)
                                                     ------------       ------------

Gross profit                                            2,139,703          3,620,558

Selling expenses                                         (750,264)          (599,921)

Research and development expenses                      (1,315,654)        (1,105,348)

General and administrative expenses                    (1,645,324)        (1,576,758)
                                                     ------------       ------------

Operating (loss) / profit                              (1,571,539)           338,531

(Loss) / Income from equity method investee               (37,516)               899

Interest income                                             3,098             10,608

Interest expenses                                          (3,231)                --

Other income, net (Note 12)                               184,029            166,623
                                                     ------------       ------------

(Loss) / Profit before income tax                      (1,425,159)           516,661

Income tax (Note 11)                                       30,982            (48,609)
                                                     ------------       ------------

Net (loss) / profit                                  $ (1,394,177)      $    468,052
                                                     ============       ============

(Loss) / Earnings per share - basic and diluted      $      (0.02)      $       0.01
                                                     ============       ============

Weighted average common shares
 outstanding - basic and diluted                       76,897,785         76,776,915
                                                     ============       ============

          See accompanying notes to consolidated financial statements.

                       Forlink Software Corporation, Inc.

                 Consolidated Statement of Stockholders' Equity

(Expressed in US Dollars)

                                                       Common Stock
                                 --------------------------------------------------------
                                   Number        Number of      Number of                                     Additional
                                  of Share         Share        Treasury                       Treasury        Paid-in
                                   Issued       Outstanding       Stock          Amount         Stock          Capital
                                 -----------    -----------    -----------    -----------    -----------     -----------
Balance, December 31, 2003        85,073,207     76,773,207      8,300,000    $    85,073    $  (215,800)    $ 8,934,812

Shares issued under Plan 2002         15,000         15,000             --             15             --           1,485

Net profit for the year                   --             --             --             --             --              --
                                 -----------    -----------    -----------    -----------    -----------     -----------


Balance, December 31, 2004        85,088,207     76,788,207      8,300,000    $    85,088    $  (215,800)    $ 8,936,297


Shares issued under Plan 2002        136,500        136,500             --            137             --          13,513

Net loss for the year                     --             --             --             --             --              --

Translation reserve                       --             --             --             --             --              --


Comprehensive income                      --             --             --             --             --              --
                                 -----------    -----------    -----------    -----------    -----------     -----------

Balance, December 31, 2005        85,224,707     76,924,707      8,300,000    $    85,225    $  (215,800)    $ 8,949,810
                                 ===========    ===========    ===========    ===========    ===========     ===========

                                  Accumulated       Retained
                                     other          Profits/        Total       Comprehensive
                                 comprehensive   (Accumulated   Stockholders'      Income/
                                    income          Losses)         Equity         (Losses)
                                 -------------    -----------   -------------   -------------
Balance, December 31, 2003        $        --    $(4,405,509)    $ 4,398,576     $        --

Shares issued under Plan 2002              --             --           1,500              --

Net profit for the year                    --        468,052         468,052         468,052
                                  -----------    -----------     -----------     -----------


Balance, December 31, 2004        $        --    $(3,937,457)    $ 4,868,128     $   468,052
                                                                                 ===========

Shares issued under Plan 2002              --             --          13,650              --

Net loss for the year                      --     (1,394,177)     (1,394,177)     (1,394,177)

Translation reserve                    78,605             --          78,605          78,605
                                                                                 -----------

Comprehensive income                       --             --              --     $(1,315,572)
                                  -----------    -----------     -----------     ===========

Balance, December 31, 2005        $    78,605    $(5,331,634)    $ 3,566,206
                                  ===========    ===========     ===========

          See accompanying notes to consolidated financial statements.

                       Forlink Software Corporation, Inc.

                      Consolidated Statements of Cash Flows
                (Decrease)/Increase in Cash and Cash Equivalents

(Expressed in US Dollars)

                                                                Year Ended December 31,
                                                                  2005            2004
                                                              -----------     -----------
Cash flows from operating activities
  Net (loss)/income                                           $(1,394,177)    $   468,052
      Adjustments to reconcile net income to
        net cash used in operating activities
      Depreciation of property, plant and equipment               171,037         111,361
      Loss on disposal of property, plant and equipment                --           3,190
      Loss/(Income) from equity method investee                    37,516            (899)

      Change in:
        Accounts receivable                                      (210,779)        (51,579)
        Other receivables, deposits and prepayments               (62,378)          4,031
        Inventories                                              (234,763)      1,120,459
        Accounts payable                                          483,062        (827,683)
        Customer deposits                                         143,196      (1,352,404)
        Other payables and accrued expenses                        78,263         (64,554)
        Income tax payable                                        (31,754)         17,054
        Other taxes payable                                      (228,550)         66,953
                                                              -----------     -----------

Net cash used in operating activities                          (1,249,327)       (506,019)
                                                              -----------     -----------

Cash flows from investing activities
   Acquisition of property, plant and equipment                  (380,777)       (358,974)
   Proceeds from insurance compensation/sale of equipment              --          10,899
   Cash payment associated with long term investments                  --         (36,232)
                                                              -----------     -----------

Net cash used in investing activities                            (380,777)       (384,307)
                                                              -----------     -----------

Cash flows from financing activities
   Proceeds from short term borrowings                            246,609              --
   Advances to stockholder                                             --         (24,035)
   (Repayment to)/advances from stockholders                     (435,324)        373,695
   Proceeds from issuances of common stock under Plan 2002         13,650           1,500
                                                              -----------     -----------

Net cash  (used in) / provided by financing activities           (175,065)        351,160
                                                              -----------     -----------

Effect of exchange rate changes on
  cash and cash equivalents                                        96,119              --
                                                              -----------     -----------

Net decrease in cash and cash equivalents                      (1,709,050)       (539,166)

Cash and cash equivalents at beginning of year                  2,298,831       2,837,997
                                                              -----------     -----------

Cash and cash equivalents at end of year                      $   589,781     $ 2,298,831
                                                              ===========     ===========

Supplemental disclosure of cash flow information
   Income tax paid                                            $       772     $    31,803
                                                              ===========     ===========
   Interest paid                                              $     3,231     $        --
                                                              ===========     ===========

          See accompanying notes to consolidated financial statements.

                       Forlink Software Corporation, Inc.

                   Notes to Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Beijing Slait Science & Technology Development Limited Co. ("Slait") was established in the People's Republic of China (the "PRC") on January 25, 1998 as a limited liability company. Slait commenced operations in May 1998. Slait was beneficially owned by three individual PRC citizens, namely Yi He, Hongkeung Lam and Jing Zeng. Slait was granted a ten year operation period, which can be extended with approvals from relevant PRC authorities.

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

On June 18, 2003, Forlink Technologies (Hong Kong) Limited ("FTHK") was incorporated in Hong Kong as a limited liability company with an authorized share capital of $129,032 (HK$1,000,000) divided into 1,000,000 ordinary shares of $0.129 (HK$1) each. At the time of incorporation, two ordinary shares of HK$1 each were issued to the subscribers. In December 2003, 999,998 ordinary shares were issued to Forlink. Since then, FTHK has become a wholly owned subsidiary of Forlink. The principal activities of FTHK is investment holding.

To comply with PRC laws and regulations, Forlink conducts its internet value-added services in PRC via Beijing Forlink Hua Xin Technology Co. Ltd. ("BFHX"). BFHX was established in PRC on September 19, 2003 as a limited liability company. The registered capital of BFHX is $120,733 (RMB1,000,000) and has been fully paid up by March 31, 2005. In accordance with a directors' resolution of Forlink passed on September 15, 2003, Mr. Yi He and Mr. Xiaoxia Zhao were entrusted as nominee owners of BFHX to hold 70% and 30%, respectively, of the fully paid up capital of BFHX on behalf of Forlink and Forlink is the primary beneficiary. BFHX is considered a Variable Interest Entity ("VIE") and because Forlink is the primary beneficiary, Forlink's consolidated financial statements include BFHX. Upon the request of Forlink, Mr. Yi He and Mr. Xiaoxia Zhao are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

                       Forlink Software Corporation, Inc.

                   Notes to Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS - Continued

In accordance with a registered capital transfer agreement dated and owners' resolutions of BFHX passed on February 16, 2004, Mr. Xiaoxia Zhao transferred the fully paid up capital of BFHX of $10,870 (RMB90,000) to Mr. Wei Li for $10,870. Mr. Yi He and Mr. Wei Li entered into agreements with Forlink on November 8, 2003 and March 18, 2004, respectively. Pursuant to these agreements, Mr. Yi He and Mr. Wei Li were entrusted as nominee owners of BFHX to hold 70% and 30% of the fully paid up capital of BFHX, respectively, on behalf of Forlink and Forlink is the primary beneficiary. Upon the request of Forlink, Mr. Yi He and Mr. Wei Li are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

The capital of BFHX was funded by FTCL and recorded as interest-free loans to Mr. Yi He and Mr. Wei Li. These loans were eliminated with capital of BFHX during consolidation. Mr. Yi He is a director and a major stockholder of Forlink. Mr. Xiaoxia Zhao is a former director and stockholder of Forlink. Mr. Wei Li is the administration manager of FTCL.

On June 14, 2004, Forlink Technologies (Chengdu) Limited ("FTCD") was established as a limited liability company in Chengdu, PRC. In September 2004, FTHK invested $750,000 in FTCD and FTCD became a wholly owned subsidiary of FTHK. The registered capital of FTCD is $5,000,000 and the fully paid up capital was $750,000 as of December 31, 2005. FTCD has commenced operations during the year.

On March 20, 2005, Beijing Forlink Kuanshi Technologies Limited ("BFKT") was established as a limited liability company by BFHX and two individuals, Mr. Jianqiu Fang and Mr. Bizhao Zhong, who hold 70%, 10% and 20% of fully paid up capital of BFKT, respectively. The registered capital of BFKT is $120,733 (RMB1,000,000) and was fully paid up on March 16, 2005. Upon March 28, 2005,
BFKT acquired 90% and 95% of shares of Qingdao Jiashi Technologies Limited ("QJT") and Xiamen Kuanshi Technologies Limited ("XKT"), respectively. Both QJT and XKT were originally established by Mr. Yi He and Mr. Wei Li on March 4, 2005 and March 7, 2005, respectively. Pursuant to the agreement reached between BFHX and Mr. Wei Li, Mr. Wei Li was entrusted as nominee owner of QJT and XKT to hold 10% and 5%, respectively, of the fully paid up capital of QCT and XKT on behalf of BFHX and BFHX is the primary beneficiary.

On October 24, 2005, Forlink entered into a definitive agreement to acquire a 17.5% equity interest from China Liquid Chemical Exchange Company Limited ("CLCE"), a limited liability company in PRC. Under the terms of the agreement, Forlink deployed the "For-online Electronic Trading System", a proprietary, integrated software solution, to support the Exchange's operations, including, but not limited to, online trading, online billing and payment, user authentication, customer care., in exchange for the 17.5% equity interest. This investment has been recognized as corporate joint venture and is accounted for under the equity method of accounting, under SOP 78-9. CLCE has not commenced operation since its date of establishment. This investment will increase the Company return in this fast growing market.

Forlink, its subsidiaries, the VIE and corporate joint venture are collectively referred to as "the Company" hereafter.

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

Minority interest at the balance sheet date, being the portion of the net assets of subsidiaries attributable to equity interests that are not owned by Forlink, whether directly or indirectly through subsidiaries, are presented in the consolidated balance sheet separately from liabilities and the shareholders' equity. Minority interests in the results of the group for the year are also separately presented in the income statement.

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

                       Forlink Software Corporation, Inc.

                   Notes to Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES - Continued

Stock Based Compensation

                                                    Year ended       Year ended
                                                   December 31,     December 31,
                                                       2005             2004
                                                   -----------      -----------

Net (loss)/profit, as reported                     $(1,394,177)     $   468,052
Deduct: Stock-based compensation expense
   determined under fair value based method            (32,350)        (107,906)
                                                   -----------      -----------

Pro forma net (loss)/profit                        $(1,426,527)     $   340,146
                                                   ===========      ===========

Earnings per share:
Basic   - Reported                                       (0.02)            0.01
        - Pro forma                                      (0.02)            0.00
Diluted - Reported                                       (0.02)            0.01
        - Pro forma                                      (0.02)            0.00

Recent Accounting Pronouncements

SFAS No. 151, "Inventory Costs", is effective for fiscal years beginning after June 15, 2005. This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS No. 151 is expected to have no impact on the Company's consolidated financial statements.

SFAS No. 123 (Revised 2004) ("SFAS No. 123R"), "Share-Based Payment," issued in December 2004, is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), which provides the Staff's views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

(1) A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

                       Forlink Software Corporation, Inc.

                   Notes to Consolidated Financial Statements

(Expressed in US Dollars)

(2) A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

This statement is effective for the beginning of the first annual reporting period that begins after June 15, 2005, therefore, we will adopt the standard in the first quarter of fiscal 2006 and plan to use the modified prospective method. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

At this time management does not believe that the adoption of SFAS No. 123(R) will materially impact our consolidated operating results, nor will there be any impact on our future consolidated cash flows.

SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", is effective for fiscal years beginning after June 15, 2005. This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions", and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no impact on the Company's consolidated financial statements.

                       Forlink Software Corporation, Inc.

                   Notes to Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements - Continued

In March 2004, the EITF reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ( EITF 03-01). EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The FASB issued proposed FSP EITF 03-1-a in September 2004, which delayed the effective date of the recognition and measurement provisions of EITF 03-01. In November 2005, the FASB issued FSP FAS 115-1 and 124-1 ("FSP") which nullifies the guidance in EITF 03-1 for determining whether impairment is other-than-temporary. However, it carries forward many of the provisions of EITF 03-1. The guidance of the FSP is effective to reporting periods beginning after December 15, 2005. The Company does not expect the adoption of the FSP to have material impact on its financial position and results of operations.

Foreign Currency Translation and Transactions

The functional currency of Forlink is US$ and the financial records are maintained and the financial statements prepared in US$. The functional currency of FTHK is HK$ and its financial records are maintained, and its financial statements prepared, in HK$. The functional currency of Slait, FTCL, BFHX and FTCD is Renminbi (RMB) and their financial records are maintained, and their financial statements are prepared, in RMB.

Foreign currency transactions during the year are translated into each company's denominated currency at the exchange rates ruling at the transaction dates. Gain and loss resulting from foreign currency transactions are included in the consolidated statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into each company's denominated currency at year-end exchange rates. All exchange differences are dealt with in the consolidated statements of operations.

The financial statements of the Company's operations based outside of the United States have been translated into US$ in accordance with SFAS 52. Management has determined that the functional currency for each of the Company's foreign operations is its applicable local currency. When translating functional currency financial statements into US$, year-end exchange rates are applied to the consolidated balance sheets, while average period rates are applied to consolidated statements of operations. Translation gains and losses are recorded in translation reserve as a component of stockholders' equity.

The value of the RMB is subject to changes in China's central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Since 1994, the conversion of RMB into foreign currencies, including USD, has been based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate generally has been stable. In July 2005, the Chinese government announced that it will no longer peg its currency exclusively to USD but will switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies yet to be named by the People's Bank of China, which will likely increase the volatility of RMB as compared to USD. The exchange rate of RMB to USD changed from RMB8.28 to RMB8.11 in late July.

                       Forlink Software Corporation, Inc.

                   Notes to Consolidated Financial Statements

(Expressed in US Dollars)

Exchange rates between US$, HK$ and RMB had minimal fluctuations during the periods presented. The rates ruling of 2005 and 2004 are US$1: HK$7.75: RMB8.11 and US$1: HK$7.75: RMB8.28, respectively.

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES - Continued

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

The Company recognizes revenues in accordance with the provisions of Statements of Position, or SOP, No. 97-2, "Software Revenue Recognition", as amended by SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions", Staff Accounting Bulletin, or SAB, 104, "Revenue Recognition". SOP 97-2 and SAB 104 require among other matters, that there be a signed contract evidencing an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable.

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

Revenue Recognition - Continued

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

The Company considers the applicability of EITF 00-3, "Application of AICPA Statement of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware", to the hosting services arrangements on a contract-by-contract basis. If the Company determines that the customer has the contractual right to take possession of the Company's software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to hast the software, a software element covered by SOP 97-2 exists. When a software element exists in a hosting services arrangement, the Company recognizes the license, professional services and hosting services revenues pursuant to SOP 97-2, whereby the fair value of the hosting service is recognized as revenue ratably over the term of the hosting contract. If the Company determines that a software element covered by SOP 97-2 is not present a hosting services arrangement, the Company will then recognize revenue for the hosting services arrangement ratably over the term of the hosting contract pursuant to SAB 104.

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES - Continued

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

Major improvements of property, plant and equipment are capitalized, while expenditures for repair and maintenance and minor renewals and betterments are charged directly to the statements of operations as incurred. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the statement of operations.

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

Advertising costs

All advertising costs incurred in the promotion of the Company's products and services are expensed as incurred. Advertising expenses were $48,920 and $145,181 for 2005 and 2004 respectively.

Long term investments

The Company's long term investments consist of (1) Equity Investments which are accounted for in accordance with the equity method (the `Equity Method') and (2) Cost Investments which are accounted for under the Cost Method. Under the Equity Method each such investment is reported at cost plus the Company's proportionate share of the income or loss or other changes in stockholders' equity of each such investee since its acquisition. The consolidated results of operations include such proportionate share of income or loss. See Note 7.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes". Under SFAS No. 109, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Fair Values of Financial Instruments

The carrying amounts of certain financial instruments approximate their fair values as of December 31, 2005 and 2004 because of the relatively short-term maturity of these instruments.

Foreign Currency Risk

The RMB is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People's Bank of China, controls the conversion of RMB into foreign currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market.

The PRC subsidiaries conduct their business substantially in the PRC, and their financial performance and position are measured in terms of RMB. Any devaluation of the RMB against the USD would consequently have an adverse effect on the financial performance and asset values of the Company when measured in terms of USD. The PRC subsidiaries' products are primarily procured, sold and delivered in the PRC for RMB. Thus, their revenues and profits are predominantly denominated in RMB. Should the RMB devalue against USD, such devaluation could have a material adverse effect on the Company's profits and the foreign currency equivalent of such profits repatriated by the PRC entities to the Company.

Comprehensive Income

Accumulated other comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. During the years presented, the Company's comprehensive income (loss) comprised of foreign currency translation adjustments and is included in the consolidated statements of shareholders' equity.

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

Senior management reviews accounts receivable from time to time to determine if any receivables will potentially be uncollectible. The Company include any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, no allowance for doubtful accounts as of December 31, 2005 is required.

NOTE 4 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

                                                  December 31,      December 31,
                                                      2005              2004
                                                  ------------      ------------

Other receivables                                   $ 44,484          $127,038
Deposits                                             424,017           119,305
Prepayments                                           47,286           194,058
                                                    --------          --------

                                                    $515,787          $440,401
                                                    ========          ========

                       Forlink Software Corporation, Inc.

                   Notes to Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 5 - INVENTORIES

                                                  December 31,      December 31,
                                                      2005              2004
                                                  ------------      ------------

Computer hardware and software                      $264,839          $ 24,639
                                                    ========          ========

All the inventories were purchased for identified system integration contracts.

NOTE 6 - RELATED PARTY

The Company has had and expects to have transactions in the ordinary course of business with many of its stockholders, directors, senior officers and other affiliates (and their associates) on substantially the same terms as these prevailing for comparable transactions with others. Listed below is a summary of material relationship or transactions with the Company's stockholders, directors, senior officers and other affiliates:

Amounts due from/to stockholders

The Company, from time to time, received from or made repayment to two major stockholders who also are the management of the Company. The amounts due from/to stockholders do not bear any interest and do not have clearly defined term of repayment.

As of December 31, 2005 and December 31, 2004, amount due from stockholder represented travel advances to Mr. Yi He who is a director and stockholder of the Company.

As of December 31, 2005 and December 31, 2004, the amounts due to stockholders represented advances from stockholders.

Related Party Transactions

During the year, net sales derived from All China Logistics Online Co., Ltd., (See Note 8) was $815,493 (2004: $445,972). As of December 31, 2005 and 2004,
accounts receivable from the affiliate was $343,160 and $157,609, respectively.

                       Forlink Software Corporation, Inc.

                   Notes to Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET

                                                December 31,        December 31,
                                                    2005                2004
                                                ------------        ------------

Building                                        $   180,137         $   155,648
Computer and office equipment                     1,015,006             662,708
Motor vehicles                                      194,306             190,317
Construction in progress                                 --              24,152
                                                -----------         -----------

                                                  1,389,449           1,032,825
Less: Accumulated depreciation                     (505,341)           (334,304)
                                                -----------         -----------

                                                $   884,108         $   698,521
                                                ===========         ===========

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company. By a stockholders' resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. The building was pledged as collateral for the mortgage loan granted to Mr. Yi He. The related mortgage was in the name of Mr. Yi He, however, the Company agreed to pay Mr. Yi He amounts equal to the required mortgage payments. In 2005, the mortgage loan was fully repaid and the title to the building was transferred to the Company. As of December 31, 2004, the amount of mortgage loan was $44,584 and was included in "Amounts due to stockholders" on the balance sheet.

NOTE 8 - LONG TERM INVESTMENTS

The Company invested $760,870 in a privately held PRC company, All China Logistics Online Co., Ltd., for a 17.8% equity interest. The Company records the investment at cost because it does not have the ability to exercise significant influence over the investee.

In October 2004, the Company invested $36,232 in a privately held PRC company, Huntington Network Technologies (Beijing) Co., Ltd. ("HNTB"), for a 30% equity interest through BFHX. The investment in HNTB is accounted for under the equity method of accounting due to the Company's significant influence over the operational and financial policies of HNTB and accordingly, the share of HNTB's net loss and impairment of $37,516 (2004: profit of $899) during the year is included in investment loss in the accompanying statements of operations.

On October 24, 2005, the Company set up a corporate joint venture, named China Liquid Chemical Exchange Company Limited, a limited liability company in PRC, and shares the risk and rewards up to the equity interest of 17.5%. The consideration is made in form of the internally developed "For-online Electronic Trading System" without any cash outflow. Therefore, the Company recorded the contribution of software at the lower of its carrying amount or fair value, and accounted for under the equity method under SOP 78-9. Up to December 31, 2005, the share of loss was $14,478, which has not been recorded in the accompanying statements of operations as the carrying amount of investment cost is zero.

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

However, in the quarter ended June 30, 2002, the closing trading price of the Company's common stock had fallen to $0.05 per share, which indicated that there might be a potential impairment of goodwill since January 1, 2002. Therefore, the Company performed an additional impairment test as of June 30, 2002. As a result of the impairment test performed, which was based on the fair value of the Company as determined by the trading price of the Company's common stock, an impairment of $5,308,760 was recorded in the quarter ended June 30, 2002. Because the closing trading price of the Company's common stock as of December 31, 2002 had fallen to $0.04 per share, a total impairment of $6,966,546 was recorded for the year ended December 31, 2002.

As of December 31, 2003, 2004 and 2005, the Company completed the annual impairment test. Based on the result of the first step of the test, the Company believes that there was no further impairment of goodwill as of December 31, 2003, 2004 and 2005.

                       Forlink Software Corporation, Inc.

                   Notes to Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 10 - OTHER PAYABLES AND ACCRUED EXPENSES

                                                 December 31,       December 31,
                                                     2005               2004
                                                 ------------       ------------

Other payables                                     $ 58,907           $ 70,765
Accrued salaries & wages                            171,508             98,418
Other accrued expenses                               56,830             35,069
                                                   --------           --------

                                                   $287,245           $204,252
                                                   ========           ========

NOTE 11 - INCOME TAX

According to the relevant PRC tax rules and regulations, FTCL and BFHX, which are recognized as New Technology Enterprises operating within a New and High Technology Development Zone, are enterprises entitled to an Enterprise Income Tax ("EIT") rate of 15%.

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and State Tax Bureau respectively, FTCL, which is recognized as a New Technology Enterprise, was an enterprise eligible for full exemption from EIT for the fiscal years 1999, 2000, 2001 and 2002. The Company also became eligible to 50% EIT reduction at the rate of 7.5% for the fiscal years 2003, 2004 and 2005.

Pursuant to an approval document dated January 19,2004 issued by State Tax Bureau, BFHX, which is recognized as a New Technology Enterprise, is an enterprise eligible for full exemption from EIT for fiscal years 2004, 2005 and 2006.

Hong Kong profits tax is calculated at 17.5% on the estimate assessable profits of FTHK for the year.

The EIT rates for FTCD, BFKT, QJT and XKT range from 15% to 33%. No provision for EIT was made for BFKT, QJT and XKT as they had not commenced operations during the year.

Income tax represents current PRC income tax and Hong Kong profit tax which is calculated at the respective statutory income tax rates on the assessable income for the year ended December 31, 2005 and 2004.

                       Forlink Software Corporation, Inc.

                   Notes to Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 11 - INCOME TAX - Continued

Reconciliation between the provision for income taxes computed by applying the statutory tax rate in Mainland China to income before income taxes and the actual provision for income taxes is as follows:

                                                      Years Ended December 31,
                                                        2005            2004
                                                     ---------       ---------

Provision for income taxes at statutory tax
rate of 15%                                          $(213,774)      $  77,499
Tax holidays and concessions                            36,535         (57,538)
Effect of different tax rate of a subsidiary
operating in Hong Kong                                  (4,678)          4,507
Permanent difference                                    38,403          31,696
Increase in valuation allowances                        88,723           1,508
Others                                                  23,809          (9,063)
                                                     ---------       ---------

Effective tax                                        $ (30,982)      $  48,609
                                                     =========       =========

The components of deferred tax assets are as follows:

                                                    December 31,    December 31,
                                                        2005            2004
                                                    ------------    ------------
Net operating loss carried forwards                  $  90,231       $   1,508
Less: Valuation allowances                             (90,231)         (1,508)
                                                     ---------       ---------

                                                     $      --       $      --
                                                     =========       =========

The provision for income tax consisted of:

                                                      Years Ended December 31,
                                                        2005            2004
                                                     ---------       ---------

Current PRC corporate income tax                     $     772       $  16,855
Current Hong Kong profit tax                           (31,754)         31,754
Deferred tax                                                --              --
                                                     ---------       ---------

Income tax (recoverable)/payable                     $ (30,982)      $  48,609
                                                     =========       =========

                       Forlink Software Corporation, Inc.

                   Notes to Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 12 - OTHER TAXES RECOVERABLE / (PAYABLE)

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

As part of the PRC government's policy of encouraging software development in the PRC, companies that fulfill certain criteria set by the relevant authorities and which develop their own software products and have the software products registered with the relevant authorities in the PRC are entitled to a refund of VAT equivalent to the excess over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales). The excess portion of the VAT is refundable and is recorded by the Company on an accrual basis. The VAT rebate included in other income was $155,407 and $166,623 in 2005 and 2004, respectively.

NOTE 13 - SHORT TERM BORROWINGS

The short term bank loan is a 6-month loan that bears interest at a rate of 0.4875% per month, and the maturity date of the loan is March 29, 2006. The bank loan is guaranteed by an unrelated third party.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

During the years ended December 31, 2005 and 2004, the Company incurred lease expenses amounting to $547,974 and $367,626 respectively. As of December 31, 2005 and 2004, the Company had commitments under non-cancellable operating leases, requiring annual minimum rentals as follows:

                                                   December 31,     December 31,
                                                       2005             2004
                                                   ------------     ------------

January 1, 2005 to December 31, 2005                       --          203,748
January 1, 2006 to December 31, 2006                  451,181          172,925
January 1, 2007 to December 31, 2007                  109,628           41,221
January 1, 2008 to December 31, 2008                       --               --
                                                     --------         --------

                                                     $560,809         $417,894
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

                       Forlink Software Corporation, Inc.

                   Notes to Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 15 - STOCK PLAN - Continued

The following table summarizes the activity on stock options under the Plan:

                                                                Weighted average
                                              Number of shares   exercise price

Outstanding at December 31, 2002                  1,337,000          $1.00
Granted                                           1,968,000          $2.28
Exercised                                                 0              0
Forfeited or Cancelled                              631,000          $5.00
Outstanding at December 31, 2003, 2004, 2005      1,337,000          $1.00

All outstanding options at December 31, 2005 and December 31, 2004 are exercisable.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Forlink re-priced 337,000 stock options on September 21, 2000, and reduced the exercise price to $1 per share, the then-current market price of the stock. Under the Interpretation, the options are accounted for as variable from September 21, 2000 until the options are exercised, forfeited or expire unexercised. Since September 21, 2000, the market price of the Forlink's stock decreased to a level lower than the exercise price. Accordingly, there are no effects of adopting the Interpretation for the year ended December 31, 2005 and 2004.

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

The  following  table  summarizes  the activity on stock  options under the Plan
2002:

                                                                Weighted average
                                        Number of shares         exercise price

Granted on September 7, 2004               3,315,000                  $0.10
Vested                                       854,500                  $0.10
Exercised                                    (15,000)                 $0.10
Forfeited or Cancelled                             0                  $0.00
Outstanding at December 31, 2004           3,300,000                  $1.00
Exercised                                   (136,500)                 $0.10
Forfeited or Cancelled                      (132,500)                 $0.10
Outstanding at December 31, 2005           3,031,000                  $0.10

The weighted average fair value of the December 2006 Options, the June 2007 Options and the June 2009 Options granted on the date of grant, were $0.042, $0.046 and $0.058 per option, respectively.

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period.

                                   December 2006     June 2007     June 2009
                                      Options         Options        2005
                                   -------------     ---------     ---------

Risk-free interest rate                2.17%           2.28%         2.66%
Expected lives (in years)              1.167           1.417         2.417
Dividend yield                          0%               0%           0%
Expected volatility                    100%             100%         100%

                       Forlink Software Corporation, Inc.

                   Notes to Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 16 - CONCENTRATION OF A CUSTOMER

During the year, the following customers accounted for more than 10% of total net revenue:

                                         Percentage of          Percentage of
                                           net sales         accounts receivable
                                       2005        2004       2005        2004
                                       ----        ----       ----        ----

Customer A                               70%         89%        35%         40%
Customer B                               14%          *         40%          *

NOTE 17 - RESTATEMENT OF 2004 FINANCIAL STATEMENTS

The Company restated certain items of the consolidated statements of operations for the year ended December 31, 2004 for better presentation of the figures of net sales and other income. The Company removed, from its "Net Sales", the VAT rebate that the Company received in connection with software sales and presented the VAT rebate as part of the "Other Income" in the consolidated statement of operations for the fiscal year 2004. Such VAT rebate was previously included as part of the net sales in the consolidated statement of operations for the fiscal year 2004. As described in note 12, software sales in PRC are subject to a 17% VAT and the Company is responsible for billing, collecting, and submitting the tax to the Chinese tax authorities (i.e. the PRC Local and Federal Tax Authorities) for amounts attributable to both VAT related receivables and payables. However, to encourage local software development in China, the Chinese tax authorities provide a refund of a certain percentage of the VAT to companies who develop their own software products and have the software products registered with the relevant authorities in China. The Company is qualified to apply for such VAT rebate and thus if the net amount of the VAT payable exceeds 3% of software sales, the excess portion of the value added tax is refundable upon the Company's application to the tax authority for such VAT rebate.

These corrections in 2004 have no effect on the Company's consolidated balance sheet, consolidated statements of cash flows and stockholders' equity contained in the financial statements. Additionally, the restatements would not affect net income as reported in the Company's consolidated statements of operations. The following is a summary of the effects of these changes on the Company's consolidated statements of operations for the fiscal year 2004:

                                            Consolidated Statements of Operations

                                       As previously
For the Year Ended December 31, 2004      reported         Adjustments     As restated
                                       -------------                       -----------
Net sales                               $10,166,733         (166,623)      $10,000,110

Gross profit                              3,787,181         (166,623)        3,620,558

Operating (loss) / profit                   505,154         (166,623)          338,531

Other income, net                       $        --          166,623       $   166,623

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Based on their most recent evaluation, which was completed as of the end of the period covered by this annual report on Form 10-KSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 8B. Other Information.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

As of December 31, 2005 and as of the date of the filing of this report, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors (if applicable) were as follows:

Name                Age     Position                                      Director Since
----------------------------------------------------------------------------------------
Yi He               39      Chief Executive Officer, Chairman and          August 2001
                            Director

Hongkeung Lam       53      Chief Financial Officer, Chief Accounting      August 2001
                            Officer, Secretary and Director

Guoliang Tian       66      Director                                         May 2003

Yu Fang             60      Director                                         May 2003

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

Hongkeung Lam, has been a director of the Company since August 2001. From July 2000 to August 2001, Mr. Lam was the Chairman of Beijing Hi Sun In Soft
Information Technology Ltd. From June 1998 to June 2000, Mr. Lam was the Chairman and President of Beijing Jinshili Information Technology Ltd. From 1992 to February 1998, Mr. Lam was the Manager of Beijing office of Taiwan Acer Computer (Far East) Co.

Guoliang Tian has been a director of the Company since May 2003. Currently, Mr. Tian is a Professor with the Institute of Remote Sensing Applications at the Chinese Academy of Sciences, where he has been employed since 1986, and he is in charge of the study of natural disaster monitoring and assessment. His areas of experience and interest involve the use of remote sensing data to research and monitor geographic and atmospheric changes. He has published 105 papers and 4 books. In 1965, Mr. Tian received a degree in physics from Jilin University of China.

Yu Fang has been a director of the Company since May 2003. Currently Mr. Fang is a Professor at Peking University, where he has been employed since 1987. He has served as the Vice Director of the Institute of Remote Sensing and Geographic Information System at Peking University since 2001. From 1982 until 2000, he worked in the Department of Computer Science & Technology at Peking University, and served as Vice Chairman of the Department of Computer Science & Technology at Peking University from 1987 to 1999. His areas of experience and interest are software engineering, geographic information systems, management information systems, and parallel processing and distribution systems. He has written 68 articles and 5 books. In 1982, Mr. Fang received a Masters Degree in Computer Science at Peking University after graduating from the Department of Mathematics at Peking University in 1968.

Audit Committee and Audit Committee Financial Expert Disclosure

The Company does not have a separately designated standing audit committee at this time because it is not required to do so. Accordingly, the Company does not have an audit committee financial expert.

Code of Ethics

On August 3, 2004, the Board of Directors established a written code of ethics that applies to the Company's senior executive and financial officers. A copy of the code of ethics is posted on the Corporation's web-site at www.forlink.com.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that, during the year ended December 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders were in compliance with SEC regulations.

Item 10. Executive Compensation.

The following summary compensation table sets forth the aggregate compensation awarded to, earned by, or paid to the chief executive officer and the other executive officers at December 31, 2005, 2004 and 2003, whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 2005, 2004 and 2003:

                           Summary Compensation Table

                                                                       Annual Compensation
                                                           ---------------------------------------

                 (a)                         (b)             (c)           (d)            (e)
                Name                         Year                                        Other
                And                         Ended                                        Annual
             Principal                     December        Salary         Bonus       Compensation
             Position                         31             ($)           ($)            ($)
--------------------------------------------------------------------------------------------------
Yi He, Chief Executive Officer (n1)          2005          $37,285         -0-            -0-
                                             2004          $47,226         -0-            -0-
                                             2003          $21,739         -0-            -0-

                                                  Long Term Compensation
                                          ---------------------------------------
                                                    Awards                Payouts
                                          ---------------------------------------

          (a)                  (b)           (f)             (g)            (h)              (i)
          Name                Year        Restricted                                         All
          And                 Ended         Stock          Shares          LTIP             Other
       Principal            December       Award(s)      Underlying       Payouts       Compensation
        Position               31            ($)           Options          ($)              ($)
----------------------------------------------------------------------------------------------------
Yi He, Chief Executive        2005           -0-             -0-            -0-              -0-
Officer (n1)                  2004           -0-             -0-            -0-              -0-
                              2003           -0-             -0-            -0-              -0-

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

Compensation of Directors

The Company paid no compensation to its Directors for any services provided as a Director during the year ended December 31, 2005. There are no other formal or informal understandings or arrangements relating to compensation; however, the Directors may be reimbursed for all reasonable expenses incurred by them in conducting the Company's business. These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage.

Employee Benefit and Consulting Services Compensation Plans

As of December 31, 2005, the Company had two Employee Benefit and Consulting Services Compensation Plans in effect:

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of March 15, 2006, the stock ownership of each person known to the Company to be the beneficial owner of five percent (5%) or more of the Company's Common Stock, each executive officer and director individually and all executive and directors of the Company as a group.

      Name and Address of                             Amount and              Percent Owned
         Beneficial Owner                              Nature of            Beneficially and
                                                      Beneficial                of Record
                                                       Ownership                  (n2)
                                                         (n1)
      --------------------------------------------------------------------------------------
      Yi He *                                         25,800,000                  33.5%

      Hongkeung Lam *                                 10,500,000                  13.7%

      Guoliang Tian *                                     -0-                       --

      Yu Fang *                                           -0-                       --

      Jing Zeng                                        5,760,000                   7.5%
      9/F Fang Yuan Mansion
      No. 56 Zhongguancun South Rd Yi Haidian
      District, Beijing, China

      All officers and directors of the               36,300,000                  47.2%
      Company as a group (four persons)

* An officer and/or director of the Company. The address for each officer and director is in care of the Company at 9/F Fang Yuan Mansion, No. 56 Zhongguancun South Rd Yi Haidian District, Beijing, China.

      (n1) Unless otherwise indicated, all shares are directly owned and investing power is held by the persons named in the table.

      (n2) Based upon 76,924,707 shares of Common Stock outstanding as of March 15, 2006.

Equity Compensation Plan Information

      The following information concerning the Company's equity compensation plan is as of the end of the year ended December 31, 2005:

------------------------------------------------------------------------------------------------------------
                                Number of securities to       Weighted-average       Number of securities
                                be issued upon exercise      exercise price of       available for future
                                of outstanding options,    options, warrants and     issuance under equity
                                  warrants and rights              rights              compensation plans
                                                                                     (excluding securities
                                                                                    reflected in column (a))
       Plan category                      (a)                        (b)                       (c)
------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders                 N/A                       N/A                       N/A
------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders                                3,031,000                 $    0.10                 4,685,000
------------------------------------------------------------------------------------------------------------
Total                                  3,031,000                 $    0.10                 4,685,000
------------------------------------------------------------------------------------------------------------

As of December 31, 2005, the Company had two Employee Benefit and Consulting Services Compensation Plans in effect:

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

Item 12. Certain Relationships and Related Transactions.

During the last two fiscal years, the Company did not enter into any related transactions in which an officer, director, or beneficial owner of more than 5% of the Company's voting securities had a material interest.

Item 13. Exhibits.

Exhibit
Number      Description
------      -----------

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

31.2 Section 302 Certification by the Corporation's Chief Financial Officer. (Filed herewith.)

32.1 Section 906 Certification by the Corporation's Chief Executive Officer. (Filed herewith.)

32.2 Section 906 Certification by the Corporation's Chief Financial Officer. (Filed herewith.)

Item 14. Principal Accountant Fees and Services.

The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by BDO McCabe Lo Limited ("BDO"), as well as the fees charged by BDO for such services. In its review of non-audit service fees and its appointment of BDO as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining BDO's independence. All of the services provided and fees charged by BDO in 2005 and 2004 were pre-approved by the Board of Directors.

Audit Fees

The aggregate fees billed for professional services rendered by BDO for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for fiscal years 2005 and 2004 were $69,680 and $55,500, respectively.

Audit-Related Fees

There were no other fees billed by BDO during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

There were no aggregate fees billed for professional services rendered by BDO for tax compliance services in fiscal years 2005 and 2004.

All Other Fees

There were no other fees billed by BDO during the last two fiscal years for products and services provided by BDO.

                            [SIGNATURES PAGE FOLLOWS]

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FORLINK SOFTWARE CORPORATION, INC.
                                        (Registrant)


Date: March 31, 2006                    By: /s/ Yi He
                                            ------------------------------------
                                            Yi He
                                            Chief Executive Officer


Date: March 31, 2006                    By: /s/ Hongkeung Lam
                                            ------------------------------------
                                            Hongkeung Lam
                                            Chief Financial and Accounting
                                            Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        By: /s/ Yi He
                                            ------------------------------------
                                             Yi He, Director

                                        Date:  March 31, 2006


                                        By: /s/ Hongkeung Lam
                                            ------------------------------------
                                             Hongkeung Lam, Director

                                        Date:  March 31, 2006


                                        By: /s/ Guoliang Tian
                                            ------------------------------------
                                             Guoliang Tian, Director

                                        Date:  March 31, 2006


                                        By: /s/ Yu Fang
                                            ------------------------------------
                                             Yu Fang, Director

                                        Date:  March 31, 2006