Form 10KSB/A
period 2004-12-31
FORLINK SOFTWARE CORP INC
filed 2006-04-27
CIK 866458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-KSB

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State issuer's revenues for its most recent fiscal year: $10,166,733

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

      DOCUMENTS INCORPORATED BY REFERENCE: None.

      Transitional Small Business Disclosure Format (check one):

      Yes |_|; No |X|

                   EXPLANATORY NOTE REGARDING THIS AMENDMENT:

This Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 ("Form 10-KSB/A") is filed to: (i) add disclosures in
Item 1 regarding the specific nature of the operations of each of the Company's businesses, including that none of the entities were discontinued or dissolved during the reporting period, management's plan for the entities going forward, and information describing the principal activities of Forlink Technologies (Hong Kong) Limited ("FTHK"), and Beijing Forlink Hua Xin Technology Co. Ltd. ("BFHX"); (ii) add disclosures in Item 1 regarding Company's relationship with customers China Mobile and Beijing Mobile Communication Company ("Beijing Mobile") and their impact on the Company's operating history; (iii) add disclosures in Item 6 regarding the amount of product and services revenues recognized from Beijing Mobile during the periods presented, the types of services provided, the nature and length of the arrangement with Beijing Mobile, and other information regarding the importance of Beijing Mobile to the Company's operating performance; (iv) add disclosures in Item 6 and in Note 2 to the Company's financial statements (both under subheading "Revenue Recognition") regarding the Company's integration services for the Company's application solution products being accounted for under SOP 97-2 and explanations as to how the Company recognizes revenues and related costs under these types of contracts; (v) add disclosures in Item 6 and in Note 2 to the Company's financial statements (both under subheading "Revenue Recognition") regarding how vendor-specific objective evidence ("VSOE") is determined for the Company's multi-element contracts and how revenue related to services provided under those contracts are recognized; (vi) add a disclosure in Item 6 and Note 2 to the Company's financial statements (both under subheading "Revenue Recognition") discussing how the Company is accounting for Application Services Providers services (including how revenue is recognized) with reference to the applicability of EITF 00-3 (Application of AICPA Statement of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware); (vii) add a disclosure in Item 6 (under subheading "Liquidity and Capital Resources") explaining the inventory decrease between December 31, 2003 and December 31, 2004; (viii) add a disclosure in Item 6 (under subheading "Accounting for Goodwill") and in Note 9 to the Company's financial statements (under subheading "Goodwill") regarding the goodwill that resulted from the reverse acquisition transaction between Beijing Slait Science & Technology Development Limited Co. and the Company, including how the goodwill amount was recorded, how the amount recorded was determined, the goodwill impairments which have been recorded since the initial recording of the goodwill, a description as to how the Company tests for impairment, and the reasons why the Company believes that as of December 31, 2003 and 2004, there has been no further impairment in goodwill; and (ix) revise the Company's Consolidated Statement of Operations (the "Statement of Operations") to remove, from its net sales, the value added tax ("VAT") rebate that it receives in connection with software sales and, instead, to present the VAT rebate that it receives as part of "Other Income" in the Statement of Operations; (x) make revisions in Item 6 in the discussion under the subheading "REVENUES" regarding the revenue breakdown by business line to reflect the above-described revision of net sales in the Statement of Operations; (xi) make revisions in Item 6 in the discussion under the subheading "CONSOLIDATED RESULTS OF OPERATIONS" regarding net sales, gross profits, net profits, and also add a disclosure regarding "Other Income" that all correspond with the revisions made to the Company's Statement of Operations; and (xii) add Note 17 to the Company's financial statements explaining the restatement of certain items in the Statement of Operations in connection with the removal of the VAT rebate from net sales and inclusion of the VAT rebate instead as part of "Other Income." Except as required to reflect the changes noted above, this Form 10-KSB/A does not attempt to modify or update any other disclosures set forth in the original filing. Additionally, this Form 10-KSB/A does not purport to provide a general update or discussion of any other developments of the Registrant subsequent to the original filing. The filing of this Form 10-KSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

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

On June 18, 2003, Forlink Technologies (Hong Kong) Limited ("FTHK") was incorporated in Hong Kong as a limited liability company. In December 2003, FTHK became a wholly owned subsidiary of Forlink. FTHK is an investment holding company. Because of the favorable business environments in Hong Kong, we can simplify and speed up investment transactions through this subsidiary. Through FTHK, on December 18, 2003, we invested $760,870 in a privately held PRC company, All China Logistics Online Co., Ltd. ("All China"), a leading provider of logistic services in China, in exchange for 17.8% equity interests. Through this investment, we have become the second largest shareholder of All China and its sole software solution provider. On June 14, 2004, Forlink Technologies (Chengdu) Limited ("FTCD") was established as a limited liability company in Chengdu, PRC and subsequently it became a wholly owned subsidiary of FTHK in September 2004. FTCD is our software supporting office currently under initial development stage. Upon completion, it will be responsible for software outsourcing projects and software development. The registered capital of FTCD is $5,000,000 and the fully paid up capital was $750,000 as of December 31, 2004. FTCD has not commenced operations since the date of establishment.

FTHK is also responsible for importing hardware needed in the integration products from overseas companies directly, thus improve our hardware pass-through profit margin.

Except for FTCD, which is currently under development stage, all other major group companies, i.e. FTCL, FTHK and BFHX, are operating companies. During the reporting period, none of the group companies' operation were discontinued or dissolved.

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

Through BFHX, on September 28, 2004, we invested $36,232 in Huntington Network Technologies (Beijing) Co., Ltd., which is a privately held PRC company and operates the Gmgame.com, in exchange for 30% equity interests. Gmgame.com is a fast growing online game portal committed to providing Chinese players with the widest variety of online games available. This investment enables us to enter a fast growing market and utilize our IT expertise to further diversify our revenues.

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

o Twelve years of experience in industry applications with proven solutions and products. Forlink developed the core application software products such as ForOSS and ForRMS based on standardized application integration technologies. Recognized by our customers, partners and suppliers as a dependable provider of high quality services, solutions and products, our previous work has not only strengthened relationships but has continually provided new opportunities, as those who we deal with usually recommend us to those they deal with. Forlink is widely approbated by customers for its abundant application integration experience and proven solutions and products. For example, Forlink has been ranked as a Class A integration services provider by China Mobile (a global fortune 500 enterprise) for our OSS (Operation Support System), and top 5 leading billing solutions provider according to the regular performance review of the solutions by China Mobile.

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

o Strong and stable management team. The current management team includes pioneers of Application Integration Technologies in China. The backgrounds of the individuals in our management offer a depth and breadth of experience that is capable of covering all aspects related to the control and development of AIT systems. Beyond expertise in the field, their close working relationships with major long-term customers demonstrates a proven ability to sustain and cultivate a successful business. The current management team has remained consistent since the commencement of our business.

Strategic partners

Partner strategies are essential elements of our business model. At the stage, we have 4 layers of partners that contribute to a continued success of our business.

o Product partners - who provide products and solutions to be integrated in our solutions. We are authorized resellers of HP, Sun, EMC, Oracle and CISCO systems. We were awarded by HP for The Excellent sales achievement prize in 1999 and the Best Co-operation prize in 1999.

o Technology development partners - who provide technologies (through licensing or other arrangement) to our solutions or for joint developments; major partners include: HP, Oracle, BEA, IONA, Redhat, Turbolinux, Redflag-linux.

o Marketing & product partners - who provides products/technologies to be bundled with our solutions and products for marketing purposes; partners including HP, Intel, IBM, Sun, Compaq, Oracle, Informix, CA, Lenovo, Founder, Digital China.

o Distribution partners - who distributes our solutions and products to our customers; partners include Beijing Federal.

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

Although we are an important strategic IT partner of Beijing Mobile, we do not have long term contracts with the carrier. All of our agreements with the carrier are for short term projects or sales of third-party hardware. While we feel that our significant relationships with Beijing Mobile will likely provide additional sales agreements in the future, Beijing Mobile is not contractually bound to purchase any products or services from us. Loss of this customer could hurt our business by reducing our revenues and profitability.

During the fiscal years ended December 31, 2001, 2002, 2003 and 2004, sales to Beijing Mobile Communication Company were $4,097,560, $8,229,159, $8,999,662 and $9,002,191 respectively, accounting for 80%, 88%, 96% and 89%, of our revenue for these periods, respectively.

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

                                             Common Stock

Quarter Ended                         High Bid         Low Bid
-------------                         --------         -------

December 31, 2004                         $.45            $.33
September 30, 2004                        $.37            $.15
June 30, 2004                             $.20            $.10
March 31, 2004                            $.45            $.33

December 31, 2003                         $.45            $.23
September 30, 2003                        $.45            $.10
June 30, 2003                             $.40            $.06
March 31, 2003                            $.06            $.04

Holders

As of March 15, 2004, there were 76,900,707 shares of the Company's common stock outstanding held of record by approximately 584 persons (not including beneficial owners who hold shares at broker/dealers in "street name").

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

Although we are an important strategic IT partner of Beijing Mobile, we do not have long term contracts with the carrier. All of our agreements with the carrier are for short term projects or sales of third-party hardware. While we feel that our significant relationships with Beijing Mobile will likely provide additional sales agreements in the future, Beijing Mobile is not contractually bound to purchase any products or services from us. Loss of this customer could hurt our business by reducing our revenues and profitability.

During the fiscal years ended December 31, 2001, 2002, 2003 and 2004, sales to Beijing Mobile Communication Company were $4,097,560, $ 8,229,159, $8,999,662 and $9,002,191 respectively, accounting for 80%, 88%, 96% and 89%, of our revenue for these periods, respectively.

We believe that there are opportunities for us to expand into new business areas and to grow our business both internally and through acquisitions. On June 14, 2004, Forlink Technologies (Chengdu) Limited ("FTCD") was established as a limited liability company in Chengdu, PRC and subsequently it became a wholly owned subsidiary of FTHK in September 2004. FTCD is our software supporting office currently under initial development stage. Upon completion, it will be responsible for software outsourcing projects and software development. The registered capital of FTCD is $5,000,000 and the fully paid up capital was $750,000 as of December 31, 2004. FTCD has not commenced operations since the date of establishment. On September 28, 2004, we invested $36,232 in Huntington Network Technologies (Beijing) Co., Ltd., which is a privately held PRC company and operates the Gmgame.com, in exchange for 30% equity interests. Gmgame.com is a fast growing online game portal committed to providing Chinese players with the widest variety of online games available. This investment enables us to enter a fast growing market and utilize our IT expertise to further diversify our revenues.

REVENUES

Our business includes Forlink brand "For-series" software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and "For-series" related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

                                                      Year Ended December 31,
                                                    ---------------------------
                                                       2004             2003
                                                    ----------       ----------
Sales of For-series software                        $2,029,069       $2,223,348
  as a percentage of net sales                              20%              24%

For-series related system integration               $7,971,041       $7,167,849
  as a percentage of net sales                              80%              76%

As indicated in the foregoing table, sales of For-series software as a percentage of net sales decreased from 24% in 2003 to 20% in 2004. For-series related system integration as a percentage of net sales increased from 76% in 2003 to 80% in 2004. The change was mainly attributable to increased hardware pass-through required by total-solution projects in the fourth quarter of 2004.

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

Revenue Recognition

We generally provide services under multiple element arrangements, which include software license fees, hardware and software sales, provision of system integration services including consulting, implementation, and software maintenance. We evaluate revenue recognition on a contract-by-contract basis as the terms of each arrangement vary. The evaluation of the contractual arrangements often requires judgments and estimates that affect the timing of revenue recognized in the statements of operations. Specifically, we may be required to make judgments about:

o whether the fees associated with our products and services are fixed or determinable;
o     whether collection of our fees is reasonably assured;
o whether professional services are essential to the functionality of the related software product;
o whether we have the ability to make reasonably dependable estimates in the application of the percentage-of-completion method; and
o whether we have verifiable objective evidence of fair value for our products and services.

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

Remote hosting services, where VSOE is based upon consistent pricing charged to customers based on volumes and performance requirements on a stand-alone basis and substantive renewal terms, are recognized ratably over the contract term as the services are performed. The remote hosting arrangements generally require the Company to perform one-time set-up activities and include a one-time set-up fee. This one-time set-up fee is generally paid by the customer at contact execution. The Company determined that these set-up activities do not constitute a separate unit of accounting, and accordingly the related set-up fees are recognized ratably over the term of the contract.

We consider the applicability of EITF 00-3, "Application of AICPA Statement of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware", to the hosting services arrangements on a contract-by-contract basis. If we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to hast the software, a software element covered by SOP 97-2 exists. When a software element exists in a hosting services arrangement, we recognize the license, professional services and hosting services revenues pursuant to SOP 97-2, whereby the fair value of the hosting service is recognized as revenue ratably over the term of the hosting contract. If we determine that a software element covered by SOP 97-2 is not present in a hosting services arrangement, we recognize revenue for the hosting services arrangement, ratably over the term of the hosting contract pursuant to SAB 104.

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

Accounting Pronouncements Recently Adopted

o We have adopted FASB Interpretation No. 46R (revised December 2003) "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46R"). FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns.

o     FASB issued Statement of Financial Accounting Standards No. 123 (revised
      2004), Share-Based Payment, which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation". For public entities that file as small business issuers, this statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The statement will eliminate our ability to account for share-based compensation transactions using a fair-value based method. As a result of this accounting pronouncement, we anticipate that the adoption of this accounting standard will have a material impact on our financial statements. Prior to the adoption of SFAS(R), we will continue to utilize the accounting method prescribed by APB Opinion No. 25. "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Under APB No. 25, when the exercise price of employee stock options equals the market price for the underlying stock on the date of grant, no compensation expense is recognized.

CONSOLIDATED RESULTS OF OPERATIONS

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net sales.

Our net sales increased 6% to $10,000,110 in 2004, from $9,391,197 in 2003. The increase is mainly attributable to increased hardware pass-through required by total-solution projects. When customers contract us for total-solution, we provide hardware, software, and professional services needed in the projects. Hardware pass-through may vary significantly depends on the project requirements. Although it is our strategy to reduce hardware intensive projects, we generally do not turn down total-solution projects, especially when we believe these projects will lead to future projects, such as upgrade, expansion, and services contracts.

Cost of sales.

Our cost of sales increased 8% in 2004 to $6,379,552, from $5,912,655 in 2003. The increase is mainly due to increased hardware pass-through required by total-solution projects.

Gross profit.

Gross profit increased 4.1% to $3,620,558 in 2004, from $3,478,542 in 2003.
Gross profit margin decreased to 36% in 2004, as compared to 37% in 2003. The decrease in gross profit margin is primarily due to lower margins on hardware pass-through.

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

Operating profit (loss).

Our operating profits decreased 66% to $338,531 in 2004, from $993,818 in 2003. Operating profit margin in 2004 and 2003 were 3% and 11%, respectively. The decreases were largely the result of increased operating expenses associated with new business lines, as discussed above.

Other income

Our other income decreased 44% to $166,623 in 2004, from $298,045 in 2003. This decrease was mainly due to decreased software sales. Our other income comes from a value added tax refund associated with software sales. Software sales in China are subject to a 17% value added tax, however, companies that develop their own software and have the software registered are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software sales, the excess portion of the value added tax is refundable upon our application to tax authority. This policy is effective until 2010.

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

Our inventory position at the end of 2004 was $24,639, as compared to $1,145,098 at the beginning of the year. This is because at the end of 2003, we had a large software inventory item (in the amount of $1,039,939) in the process of delivery to Beijing Mobile for a large project. This caused 2003 inventory to be larger than usual.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2004, we have not entered into any off-balance sheet arrangements with any individuals or entities.

CONTRACTUAL OBLIGATIONS

As of December 31, 2004, we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

January 1, 2005 to December 31, 2005           $203,748
January 1, 2006 to December 31, 2006           $214,146

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

Notes to Consolidated Financial Statements                            F-6 - F-21

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

As described in Note 17, the accompanying consolidated financial statements as of December 31, 2004 and for the year then ended have been restated.

BDO McCabe Lo & Company

Hong Kong
March 2, 2005, except for Note 2, Note 9 and the effects of the restatement as discussed in Note 17, for which the date is April 21, 2006

                       Forlink Software Corporation, Inc.

                           Consolidated Balance Sheets

(Expressed in US Dollars)
                                                   December 31,    December 31,
                                                       2004            2003
                                                   ------------    ------------
ASSETS

Current assets
  Cash and cash equivalents                        $  2,298,831    $  2,837,997
  Accounts receivable (Note 3)                          638,398         586,819
  Other receivables, deposits and
    prepayments (Note 4)                                440,401         442,641
  Inventories (Note 5)                                   24,639       1,145,098
  Amount due from stockholder (Note 6)                   38,286          14,251
                                                   ------------    ------------

  Total current assets                                3,440,555       5,026,806

Property, plant and equipment (Note 7)                  698,521         466,788
Long term investments (Note 8)                          798,001         760,870
Goodwill (Note 9)                                     1,684,023       1,684,023
                                                   ------------    ------------

Total assets                                       $  6,621,100    $  7,938,487
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                 $    269,745    $  1,097,428
  Amounts due to stockholders (Note 6)                  624,989         251,294
  Customer deposits                                     425,368       1,777,772
  Other payables and accrued expenses (Note 10)         204,252         268,806
  Income tax payable (Note 11)                           31,754          14,700
  Other taxes payable (Note 12)                         196,864         129,911
                                                   ------------    ------------

  Total current liabilities                        $  1,752,972    $  3,539,911
                                                   ------------    ------------

Commitments and contingencies (Note 13)

Stockholders' equity
  Common stock, par value $0.001 per
    share; 100,000,000 shares authorized;
    85,088,207 and 85,073,207 shares issued
    and 76,788,207 and 76,773,207 shares
    outstanding, respectively                            85,088          85,073
  Treasury stock (Note 14)                             (215,800)       (215,800)
  Additional paid-in capital                          8,936,297       8,934,812
  Accumulated losses                                 (3,937,457)     (4,405,509)
                                                   ------------    ------------

  Total stockholders' equity                          4,868,128       4,398,576
                                                   ------------    ------------

Total liabilities and stockholders' equity         $  6,621,100    $  7,938,487
                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                       Forlink Software Corporation, Inc.

                      Consolidated Statements of Operations

(Expressed in US Dollars)

                                                  Year ended        Year ended
                                                 December 31,      December 31,
                                                     2004              2003
                                                 ------------      ------------

Net sales (Note 2)                               $ 10,000,110      $  9,391,197

Cost of sales                                      (6,379,552)       (5,912,655)
                                                 ------------      ------------

Gross profit                                        3,620,558         3,478,542

Selling expenses                                     (599,921)         (384,364)

Research and development expenses                  (1,105,348)         (888,305)

General and administrative expenses                (1,576,758)       (1,212,055)
                                                 ------------      ------------

Operating profit                                      338,531           993,818

Income from equity method investee                        899                --

Interest income                                        10,608             5,948

Other income, net                                     166,623           298,045
                                                 ------------      ------------

Profit before income tax                              516,661         1,297,811

Income tax (Note 11)                                  (48,609)          (86,363)
                                                 ------------      ------------

Net profit                                       $    468,052      $  1,211,448
                                                 ============      ============

Earnings per share - basic and diluted           $       0.01      $       0.02
                                                 ============      ============

Weighted average common shares
  outstanding - basic and diluted                  76,776,915        77,925,985
                                                 ============      ============

          See accompanying notes to consolidated financial statements.

                       Forlink Software Corporation, Inc.

                 Consolidated Statement of Stockholders' Equity

(Expressed in US Dollars)

                                                Common Stock
                            ---------------------------------------------------
                               Number     Number of      Number of
                              of Share      Share        Treasury
                               Issued    Outstanding      Stock        Amount
                            -----------  -----------   -----------  -----------
Balance, December 31, 2002   85,073,207   85,073,207            --  $    85,073

Purchase back of common
  Stock                              --   (8,300,000)    8,300,000           --

Net profit for the year              --           --            --           --
                            -----------  -----------   -----------  -----------

Balance, December 31, 2003   85,073,207   76,773,207     8,300,000  $    85,073

Shares issued under
  Plan 2002                      15,000       15,000            --           15

Net profit for the year              --           --            --           --
                            -----------  -----------   -----------  -----------

Balance, December 31, 2004   85,088,207   76,788,207     8,300,000  $    85,088
                            ===========  ===========   ===========  ===========


                                                        Retained
                                           Additional   Profits/        Total
                             Treasury       Paid-in   (Accumulated   Stockholders'
                               Stock        Capital      Losses)       Equity
                            -----------   -----------  -----------   -----------
Balance, December 31, 2002  $        --   $ 8,934,812  $(5,616,957)  $ 3,402,928

Purchase back of common
  Stock                        (215,800)           --           --      (215,800)

Net profit for the year              --            --    1,211,448     1,211,448
                            -----------   -----------  -----------   -----------

Balance, December 31, 2003  $  (215,800)  $ 8,934,812  $(4,405,509)  $ 4,398,576

Shares issued under
  Plan 2002                          --         1,485           --         1,500

Net profit for the year              --            --      468,052       468,052
                            -----------   -----------  -----------   -----------

Balance, December 31, 2004  $  (215,800)  $ 8,936,297  $(3,937,457)  $ 4,868,128
                            ===========   ===========  ===========   ===========

          See accompanying notes to consolidated financial statements.

                       Forlink Software Corporation, Inc.

                      Consolidated Statements of Cash Flows
                (Decrease)/Increase in Cash and Cash Equivalents

(Expressed in US Dollars)

                                                              Year Ended December 31,
                                                                2004           2003
                                                            ------------   ------------
Cash flows from operating activities
  Net income                                                $    468,052   $  1,211,448
    Adjustments to reconcile net income to
      net cash (used in)/provided by operating activities
    Depreciation of property, plant and equipment                111,361         83,193
    Loss on disposal of property, plant and equipment              3,190          8,258
    Income from equity method investee                              (899)            --

    Change in:
      Accounts receivable                                        (51,579)       452,371
      Other receivables, deposits and prepayments                  4,031       (285,901)
      Inventories                                              1,120,459       (690,967)
      Accounts payable                                          (827,683)     1,000,226
      Customer deposits                                       (1,352,404)     1,427,461
      Other payables and accrued expenses                        (64,554)        (3,612)
      Income tax payable                                          17,054         10,859
      Other taxes payable                                         66,953         90,747
                                                            ------------   ------------

  Net cash (used in)/provided by operating activities           (506,019)     3,304,083
                                                            ------------   ------------

  Cash flows from investing activities
    Acquisition of property, plant and equipment                (358,974)      (111,115)
    Proceeds from insurance compensation/sale of equipment        10,899         17,633
    Cash payment associated with long term investments           (36,232)      (760,870)
                                                            ------------   ------------

Net cash used in investing activities                           (384,307)      (854,352)
                                                            ------------   ------------

Cash flows from financing activities
  (Advances to)/Repayments from stockholder                      (24,035)        60,773
  Advances from stockholders                                     373,695          7,243
  Proceeds from issuances of common stock under Plan 2002          1,500             --
  Purchase back of common stock (Note 14)                             --       (215,800)
                                                            ------------   ------------

Net cash provided by/(used in) financing activities              351,160       (147,784)
                                                            ------------   ------------

Net (decrease)/increase in cash and cash equivalents            (539,166)     2,301,947

        Cash and cash equivalents at beginning of year         2,837,997        536,050
                                                            ------------   ------------

Cash and cash equivalents at end of year                    $  2,298,831   $  2,837,997
                                                            ============   ============

Supplemental disclosure of cash flow information
  Income tax paid                                                 31,803         75,504
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

                                                                     Year ended
                                                                    December 31,
                                                                        2004

Net profit, as reported                                           $     468,052
Deduct: Stock-based compensation expense
  determined under fair value based method                             (107,906)
                                                                   ------------

Proforma net profit                                                     340,146
                                                                   ============

Earnings per share:
  Basic - Reported                                                         0.01
        - Pro forma                                                        0.00
  Diluted - Reported                                                       0.01
          - Pro forma                                                      0.00

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

Revenue Recognition

The Company generally provides services under multiple element arrangements, which include software license fees, hardware and software sales, provision of system integration services including consulting, implementation, and software maintenance. The Company evaluates revenue recognition on a contract-by-contract basis as the terms of each arrangement vary. The evaluation of the contractual arrangements often requires judgments and estimates that affect the timing of revenue recognized in the statements of operations. Specifically, the Company may be required to make judgments about:

o whether the fees associated with our products and services are fixed or determinable;
o     whether collection of our fees is reasonably assured;
o whether professional services are essential to the functionality of the related software product;
o whether we have the ability to make reasonably dependable estimates in the application of the percentage-of-completion method; and
o whether we have verifiable objective evidence of fair value for our products and services.

The Company recognize revenues in accordance with the provisions of Statements of Position, or SOP, No. 97-2, "Software Revenue Recognition", as amended by SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions", Staff Accounting Bulletin, or SAB, 104, "Revenue Recognition". SOP 97-2 and SAB 104 require among other matters, that there be a signed contract evidencing an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable.

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

                       Forlink Software Corporation, Inc.

                   Notes to Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES - Continued

Remote hosting services, where VSOE is based upon consistent pricing charged to customers based on volumes and performance requirements on a stand-alone basis and substantive renewal terms, are recognized ratably over the contract term as the services are performed. The remote hosting arrangements generally require the Company to perform one-time set-up activities and include a one-time set-up fee. This one-time set-up fee is generally paid by the customer at contact execution. The Company determined that these set-up activities do not constitute a separate unit of accounting, and accordingly the related set-up fees are recognized ratably over the term of the contract.

The Company considers the applicability of EITF 00-3, "Application of AICPA Statement of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware", to the hosting services arrangements on a contract-by-contract basis. If the Company determines that the customer has the contractual right to take possession of the Company's software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to hast the software, a software element covered by SOP 97-2 exists. When a software element exists in a hosting services arrangement, the Company recognizes the license, professional services and hosting services revenues pursuant to SOP 97-2, whereby the fair value of the hosting service is recognized as revenue ratably over the term of the hosting contract. If the Company determines that a software element covered by SOP 97-2 is not present in a hosting services arrangement, the Company recognizes revenue for the hosting services arrangement, ratably over the term of the hosting contract pursuant to SAB 104.

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

NOTE 4 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

                                                    December 31,    December 31,
                                                        2004            2003
                                                    ------------    ------------

Other receivables                                   $    127,038    $     51,822
Deposits                                                 119,305         344,509
Prepayments                                              194,058          46,310
                                                    ------------    ------------

                                                    $    440,401    $    442,641
                                                    ============    ============

NOTE 5 - INVENTORIES
                                                    December 31,    December 31,
                                                        2004            2002
                                                    ------------    ------------

Computer hardware and software                      $     24,639    $  1,145,098
                                                    ============    ============

All the inventories were purchased for identified system integration contracts.

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

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET

                                                   December 31,    December 31,
                                                       2004            2003
                                                   ------------    ------------

Building                                           $    155,648    $    155,648
Computer and office equipment                           662,708         376,132
Motor vehicles                                          190,317         165,718
Construction in progress                                 24,152              --
                                                   ------------    ------------

                                                      1,032,825         697,498
Less: Accumulated depreciation                         (334,304)       (230,710)
                                                   ------------    ------------

                                                   $    698,521    $    466,788
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

NOTE 9 - GOODWILL

The Company accounted for the acquisition in accordance with SFAS No. 141 "Business Combinations", which resulted in the recognition of goodwill. Goodwill represents the excess of acquisition cost over the estimated fair value of net assets acquired as of August 27, 2001 as a result of acquisition of Slait. The acquisition cost is based upon a value of $0.34 per share, the closing price of Forlink's common stock on January 11, 2001 (date of the agreement of Plan of Reorganization), plus a value of $0.15 per option determined using a Black Scholes model on January 11, 2001.

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

NOTE 10 - OTHER PAYABLES AND ACCRUED EXPENSES

                                                     December 31,   December 31,
                                                         2004           2003
                                                     ------------   ------------

Other payables                                       $     70,765   $     46,055
Accrued salaries & wages                                   98,418        155,446
Other accrued expenses                                     35,069         67,305
                                                     ------------   ------------

                                                     $    204,252   $    268,806
                                                     ============   ============

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

Reconciliation between the provision for income taxes computed by applying the statutory tax rate in Mainland China to income before income taxes and the actual provision for income taxes is as follows:

                                                      Years Ended December 31,
                                                        2004           2003
                                                    ------------   ------------

Provision for income taxes at statutory tax
  rate of 15%                                       $     77,499   $    194,672
Tax holidays and concessions                             (57,538)      (111,956)
Effect of different tax rate of a subsidiary
  operating in Hong Kong                                   4,507           (535)
Permanent difference                                      31,696        (25,911)
Increase in valuation allowances                           1,508         34,101
Others                                                    (9,063)        (4,008)
                                                    ------------   ------------

Effective tax                                       $     48,609   $     86,363
                                                    ============   ============
The components of deferred tax assets are as follows:

                                                    December 31,   December 31,
                                                        2004           2003
                                                    ------------   ------------

Net operating loss carried forwards                 $      1,508   $     45,050
Less: Valuation allowances                                (1,508)       (45,050)
                                                    ------------   ------------

                                                    $         --   $         --
                                                    ============   ============

The provision for income tax consisted of:
                                                    December 31,   December 31,
                                                        2004           2003
                                                    ------------   ------------

Current PRC corporate income tax                    $     16,855   $     86,363
Current Hong Kong profit tax                              31,754             --
Deferred tax                                                  --             --
                                                    ------------   ------------

Provision for income tax                            $     48,609   $     86,363
                                                    ============   ============

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

(Expressed in US Dollars)

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

During the years ended December 31, 2004 and 2003, the Company incurred lease expenses amounting to $367,626 and $361,122 respectively. As of December 31, 2004 and 2003, the Company had commitments under non-cancellable operating leases, requiring annual minimum rentals as follows:
                                                      December 31,  December 31,
                                                          2004          2003
                                                      ------------  ------------

January 1, 2004 to December 31, 2004                            --        95,441
January 1, 2005 to December 31, 2005                       203,748        23,531
January 1, 2006 to December 31, 2007                       214,146            --

                                                      ------------  ------------
                                                      $    417,894  $    118,972
                                                      ============  ============

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

                       Forlink Software Corporation, Inc.

                   Notes to Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 16 - CONCENTRATION OF A CUSTOMER

During the year, Customer A accounted for more than 10% of total sales:

                                                       Year Ended December 31,
                                                        2004           2003
                                                    ------------   ------------

Net sales derived from Customer A                   $  9,002,191   $  8,999,662
                                                    ============   ============

% to total net sales                                          89%            96%
                                                    ============   ============

Account receivable from Customer A                       253,053        536,394
                                                    ============   ============

% to total accounts receivable                                40%            91%
                                                    ============   ============

NOTE 17 - RESTATEMENT

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2004, the Company restated certain items of the consolidated statements of operations for the year ended December 31, 2004 for better presentation of the figures of net sales and other income. The Company removed, from its "Net Sales", the VAT rebate that the Company received in connection with software sales and presented the VAT rebate as part of the "Other Income" in the consolidated statement of operations for the fiscal year 2004. Such VAT rebate was previously included as part of the net sales in the consolidated statement of operations for the fiscal year 2004. As described in Note 12, software sales in PRC are subject to a 17% VAT and the Company is responsible for billing, collecting, and submitting the tax to the Chinese tax authorities (i.e. the PRC Local and Federal Tax Authorities) for amounts attributable to both VAT related receivables and payables. However, to encourage local software development in China, the Chinese tax authorities provide a refund of a certain percentage of the VAT to companies who develop their own software products and have the software products registered with the relevant authorities in China. The Company is qualified to apply for such VAT rebate and thus if the net amount of the VAT payable exceeds 3% of software sales, the excess portion of the value added tax is refundable upon the Company's application to the tax authority for such VAT rebate.

These corrections have no effect on the Company's consolidated balance sheet, consolidated statements of cash flows and stockholders' equity contained in the financial statements. Additionally, the restatements would not affect net income as reported in the Company's consolidated statements of operations. The following is a summary of the effects of these changes on the Company's consolidated statements of operations for the fiscal year 2004:

                                        Consolidated Statements of Operations
                                            As
                                        previously
For the Year Ended December 31, 2004     reported     Adjustments    As restated
                                       ------------                 ------------

Net sales                              $ 10,166,733      (166,623)  $ 10,000,110

Gross profit                              3,787,181      (166,623)     3,620,558

Operating (loss) / profit                   505,154      (166,623)       338,531

Other income, net                      $         --       166,623   $    166,623

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

Name                          Age     Position                                           Director Since
------------------------------------------------------------------------------------------------------------

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

Name                          Age     Position                                           Director Since
------------------------------------------------------------------------------------------------------------

Yi He                         38      Chief Executive Officer, Chairman, President        August 2001
                                      and Director

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

                           Summary Compensation Table

                                                                   Annual Compensation
                                                       ----------------------------------------------
                  (a)                        (b)             (c)           (d)            (e)
                 Name                        Year                                        Other
                  And                       Ended                                        Annual
               Principal                   December        Salary         Bonus       Compensation
               Position                       31             ($)           ($)            ($)
---------------------------------------- ------------- ---------------- ----------- -----------------
Yi He, Chief Executive Officer (n1)          2004          $47,226         -0-            -0-
                                             2003          $21,739         -0-            -0-
                                             2002          $27,108         -0-            -0-

                                                    Long Term Compensation
                                         -------------------------------------------
                                                    Awards                Payouts
                                         ------------------------------ ------------
           (a)                  (b)          (f)            (g)             (h)            (i)
          Name                 Year      Restricted                                        All
           And                Ended         Stock          Shares          LTIP           Other
        Principal            December     Award(s)       Underlying       Payouts     Compensation
        Position                31           ($)          Options           ($)            ($)
-------------------------- ------------- ------------ ----------------- ------------ ----------------
Yi He, Chief Executive         2004          -0-            -0-             -0-            -0-
Officer (n1)                   2003          -0-            -0-             -0-            -0-
                               2002          -0-            -0-             -0-            -0-

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

                                                                  Percent Owned
                                         Amount and Nature of   Beneficially and
  Name and Address of                    Beneficial Ownership      of Record
   Beneficial Owner                             (n1)                  (n2)
--------------------------------------------------------------------------------

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

      (n2) Based upon 76,900,707 shares of Common Stock outstanding as of March 15, 2005.

Equity Compensation Plan Information

      The following information concerning the Company's equity compensation plan is as of the end of the year ended December 31, 2004:

                                                                                            Number of securities
                                                                                            available for future
                                Number of securities to be       Weighted-average           issuance under equity
                                  issued upon exercise of        exercise price of           compensation plans
                                   outstanding options,        options, warrants and        (excluding securities
                                    warrants and rights               rights              reflected in column (a))
        Plan category                       (a)                         (b)                          (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders    N/A                          N/A                        N/A
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders
                                3,285,000                    $.10                       4,700,000
----------------------------------------------------------------------------------------------------------------------
Total                           3,285,000                    $.10                       4,700,000
----------------------------------------------------------------------------------------------------------------------

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

                                             FORLINK SOFTWARE CORPORATION, INC.
Dated: April 27, 2006
                                             By: /s/ Yi He
                                                 -------------------------------
                                                  Yi He, Chief Executive Officer

Dated: April 27, 2006
                                             By: /s/ Hongkeung Lam
                                                 -------------------------------
                                                  Hongkeung Lam, Chief Financial
                                                  and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                             By: /s/ Yi He
                                                 -------------------------------
                                                  Yi He, Director

                                             Date:  April 27, 2006

                                             By: /s/ Hongkeung Lam
                                                 -------------------------------
                                                  Hongkeung Lam, Director

                                             Date:  April 27, 2006

                                             By: /s/ Guoliang Tian
                                                 -------------------------------
                                                  Guoliang Tian, Director

                                             Date:  April 27, 2006

                                             By: /s/ Yu Fang
                                                 -------------------------------
                                                  Yu Fang, Director

                                             Date:  April 27, 2006

                                  EXHIBIT INDEX

Exhibit Number and Brief Description.
-------------------------------------

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