Form 10QSB/A
period 2005-03-31
FORLINK SOFTWARE CORP INC
filed 2006-04-27
CIK 866458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         Amendment No. 1 to Form 10-QSB

(Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

      [_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
            For the transition period from   ________________  to ______________
            Commission file number: 0-18731

                       FORLINK SOFTWARE CORPORATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

             Nevada                                        87-0438458
-------------------------------------          ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


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

Transitional Small Business Disclosure Format (Check one):    Yes [ ]     No [X]

                   EXPLANATORY NOTE REGARDING THIS AMENDMENT:

This Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 ("Form 10-QSB/A") is filed to: (i) add disclosures in Item 2 regarding Company's relationship with customers China Mobile and Beijing Mobile Communication Company ("Beijing Mobile") and their impact on the Company's operating history; (ii) add disclosures in Item 2 under the subheading "OVERVIEW" regarding the amount of product and services revenues recognized from Beijing Mobile during the periods presented, the types of services provided, the nature and length of the arrangement with Beijing Mobile, and other information regarding the importance of Beijing Mobile to the Company's operating performance; (iii) add disclosures in Item 2 under the subheading "REVENUES" and revise the disclosure in Item 2 under the subheading "Net Sales" to explain why revenues decreased significantly during the first quarter of fiscal 2005; (iv) add disclosures in Item 2 and in Note 2 to the Company's financial statements (both under the subheading "Revenue Recognition") regarding the Company's integration services for the Company's application solution products being accounted for under SOP 97-2 and explanations as to how the Company recognizes revenues and related costs under these types of contracts; (v) add disclosures in Item 2 and in Note 2 to the Company's financial statements (both under the subheading "Revenue Recognition") regarding how vendor-specific objective evidence ("VSOE") is determined for the Company's multi-element contracts and how revenue related to services provided under those contracts are recognized;
(vi) add a disclosure in Item 2 and Note 2 to the Company's financial statements (both under the subheading "Revenue Recognition") discussing how the Company is accounting for Application Services Providers services (including how revenue is recognized) with reference to the applicability of EITF 00-3 (Application of AICPA Statement of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware); (vii) add a disclosure in Item 2 (under subheading "LIQUIDITY AND CAPITAL RESOURCES") explaining the inventory decrease between December 31, 2003 and December 31, 2004; (viii) add a disclosure in Item 2 (under subheading "Accounting for Goodwill") and in Note 8 (under subheading "Goodwill") regarding the goodwill that resulted from the reverse acquisition transaction between Beijing Slait Science & Technology Development Limited Co. and the Company, including how the goodwill amount was recorded, how the amount recorded was determined, the goodwill impairments which have been recorded since the initial recording of the goodwill, a description as to how the Company tests for impairment, and the reasons why the Company believes that as of December 31, 2003 and 2004, there has been no further impairment in goodwill; and (ix) revise the Company's Consolidated Statement of Operations (the "Statement of Operations") to remove, from its net sales, the value added tax ("VAT") rebate that it receives in connection with software sales and, instead, to present the VAT rebate that it receives as part of "Other Income" in the Statement of Operations; and (x) make revisions in Item 2 in the discussion (under subheading "REVENUES") regarding the revenue breakdown by business line to reflect the above-described revision of net sales in the Statement of Operations; and (xi) make revisions in Item 2 in the discussion (under subheading "CONSOLIDATED RESULTS OF OPERATIONS") regarding net sales, gross profits, net profits, and also add a disclosure regarding "Other Income" that all correspond with the revisions made to the Company's Statement of Operations. Except as required to reflect the changes noted above, this Form 10-QSB/A does not attempt to modify or update any other disclosures set forth in the original filing. Additionally, this Form 10-QSB/A does not purport to provide a general update or discussion of any other developments of the Registrant subsequent to the original filing. The filing of this Form 10-QSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

                                      INDEX



PART I - FINANCIAL INFORMATION                                                     Page
                                                                                   ----

Item 1.  Financial Statements.

         Forlink Software Corporation, Inc.
         Unaudited Consolidated Condensed Financial Statements
         As of and For the Three Months ended March 31, 2005 and 2004

                  Consolidated Balance Sheets                                       F-1

                  Consolidated Statements of Operations                             F-2

                  Consolidated Statements of Cash Flows                             F-3

                  Notes to Consolidated Financial Statements (unaudited)        F-4 - F-18


Item 2.  Management's Discussion and Analysis.                                       1

Item 3.  Controls and Procedures.                                                   10

PART II - OTHER INFORMATION                                                         12

Item 1.  Legal Proceedings.                                                         12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.               12

Item 3.  Defaults upon Senior Securities.                                           12

Item 4.  Submission of Matters to a Vote of Securities Holders.                     12

Item 5.  Other Information.                                                         12

Item 6.  Exhibits                                                                   12


SIGNATURES                                                                          13

                       Forlink Software Corporation, Inc.

                           Consolidated Balance Sheets
                                   (unaudited)

(Expressed in US Dollars)

                                                          March 31,     December 31,
                                                            2005            2004
                                                         -----------    -----------
ASSETS

Current assets
  Cash and cash equivalents                              $ 1,326,383    $ 2,298,831
  Accounts receivable                                        742,268        638,398
  Other receivables, deposits and prepayments (Note 3)       449,675        440,401
  Inventories (Note 4)                                       282,864         24,639
  Amount due from stockholder (Note 5)                        56,402         38,286

                                                         -----------    -----------

  Total current assets                                     2,857,592      3,440,555

Property, plant and equipment (Note 6)                       737,957        698,521
Investment in affiliate (Note 7)                             800,308        798,001
Goodwill (Note 8)                                          1,684,023      1,684,023
                                                         -----------    -----------

Total assets                                             $ 6,079,880    $ 6,621,100
                                                         -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                       $   446,460    $   269,745
  Amounts due to stockholders (Note 5)                       231,437        624,989
  Customer deposits                                          815,891        425,368
  Other payables and accrued expenses (Note 9)               240,652        204,252
  Income tax payable (Note 10)                                31,754         31,754
  Other taxes payable (Note 11)                               47,514        196,864
                                                         -----------    -----------

  Total current liabilities                              $ 1,813,708    $ 1,752,972
                                                         -----------    -----------


Commitments and contingencies

Minority interests in equity of subsidiary               $        11    $      --
                                                         -----------    -----------

Stockholders' equity
  Common stock, par value $0.001 per share;
    100,000,000 shares authorized; 85,200,707 and
    85,088,207 shares issued and 76,900,707 and          $    85,201    $    85,088
      76,788,207 shares outstanding, respectively
   Treasury stock                                           (215,800)      (215,800)
  Additional paid-in capital                               8,947,434      8,936,297
  Accumulated losses                                      (4,550,674)    (3,937,457)
                                                         -----------    -----------

  Total stockholders' equity                             $ 4,266,161    $ 4,868,128
                                                         -----------    -----------

Total liabilities and stockholders' equity               $ 6,079,880    $ 6,621,100
                                                         -----------    -----------


See accompanying notes to unaudited consolidated condensed financial statements.

                       Forlink Software Corporation, Inc.

                      Consolidated Statements of Operations
                                   (unaudited)

(Expressed in US Dollars)

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                            2005            2004
                                                        ------------    ------------
Net sales                                               $    651,138    $  5,528,909

Cost of sales                                               (424,197)     (4,065,487)
                                                        ------------    ------------

Gross profit                                                 226,941       1,463,422
                                                        ------------    ------------

Selling expenses                                            (205,141)       (228,754)

Research and development expenses                           (279,331)       (267,332)

General and administrative expenses                         (361,066)       (591,780)
                                                        ------------    ------------

Total operating expenses                                    (845,538)     (1,087,866)
                                                        ------------    ------------

Operating (loss)/profit                                     (618,597)        375,556

Income from equity method investee                             2,307            --

Interest income                                                1,597           5,465

Other income, net-                                             1,487           7,414
                                                        ------------    ------------

(Loss)/profit before income tax and minority interest       (613,206)        388,435

Income tax (Note 10)                                            --           (57,786)

Minority interests                                               (11)           --
                                                        ------------    ------------

Net (loss)/profit                                       $   (613,217)   $    330,649
                                                        ------------    ------------

(Loss)/earnings per share - basic and diluted           $      (0.01)   $       0.00
                                                        ============    ============

Weighted average common shares
 outstanding - basic and diluted                          76,827,557      76,773,207
                                                        ============    ============

See accompanying notes to unaudited consolidated condensed financial statements.

                       Forlink Software Corporation, Inc.

                      Consolidated Statements of Cash Flows
                      Decrease in Cash and Cash Equivalents
                                   (unaudited)

(Expressed in US Dollars)

                                                            Three Months Ended March 31,
                                                                 2005          2004
                                                             -----------    -----------
Cash flows from operating activities
  Net (loss)/profit                                          $  (613,217)   $   330,649
      Adjustments to reconcile net (loss)/profit to
        net cash used in operating activities
      Minority interests                                              11           --
      Depreciation of property, plant and equipment               41,673         13,789
      Income from equity method investee                          (2,307)          --

      Change in:
        Accounts receivable                                     (103,870)      (202,547)
        Other receivables, deposits and prepayments               (9,274)      (359,969)
        Inventories                                             (258,225)     1,063,990
        Accounts payable                                         176,715       (998,351)
        Customer deposits                                        390,523       (964,214)
        Other payables and accrued expenses                       36,400        (84,510)
        Income tax payable                                          --           43,334
        Other taxes payable/recoverable                         (149,350)       (99,410)
                                                             -----------    -----------

Net cash used in operating activities                           (490,921)    (1,257,239)
                                                             -----------    -----------

Cash flows from investing activities
   Acquisition of property, plant and equipment                  (81,109)       (43,624)
                                                             -----------    -----------

Net cash used in investing activities                            (81,109)       (43,624)
                                                             -----------    -----------

Cash flows from financing activities
   (Advances to)/Repayments from stockholders                    (18,116)        10,869
   Repayments to stockholders                                   (393,552)       (18,714)
   Proceeds from issuances of common stock under Plan 2002        11,250           --
                                                             -----------    -----------

Net cash used in financing activities                           (400,418)        (7,845)
                                                             -----------    -----------

Net decrease in cash and cash equivalents                       (972,448)    (1,308,708)

Cash and cash equivalents at beginning of period               2,298,831      2,837,997
                                                             -----------    -----------

Cash and cash equivalents at end of period                   $ 1,326,383    $ 1,529,289
                                                             ===========    ===========

Supplemental disclosure of cash flow information
   Income tax paid                                                  --            3,841
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

                                                         Three months
                                                       ended March 31,
                                                             2005
                                                       ----------------

          Net loss, as reported                        $       (613,217)
          Deduct: Stock-based compensation expense
             determined under fair value based method           (78,190)
                                                       ----------------

          Proforma net loss                            $       (691,407)
                                                       ----------------

          Loss per share:
             Basic - Reported                                (0.01)
                   - Pro forma                               (0.01)
             Diluted - Reported                              (0.01)
                   - Pro forma                               (0.01)

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

                       Forlink Software Corporation, Inc.

              Notes to Unaudited Consolidated Financial Statements

(Expressed in US Dollars)

The Company considers the applicability of EITF 00-3, "Application of AICPA Statement of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware", to the hosting services arrangements on a contract-by-contract basis. If the Company determines that the customer has the contractual right to take possession of the Company's software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to hast the software, a software element covered by SOP 97-2 exists. When a software element exists in a hosting services arrangement, the Company recognizes the license, professional services and hosting services revenues pursuant to SOP 97-2, whereby the fair value of the hosting service is recognized as revenue ratably over the term of the hosting contract. If the Company determines that a software element covered by SOP 97-2 is not present a hosting services arrangement, the Company recognizes revenue for the hosting services arrangement, ratably over the term of the hosting contract pursuant to SAB 104.


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

                       Forlink Software Corporation, Inc.

              Notes to Unaudited Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

                                                  March 31,         December 31,
                                                    2005               2004
                                                  --------           --------


Other receivables                                 $ 42,141           $127,038
Deposits                                           256,463            119,305
Prepayments                                        151,071            194,058
                                                  --------           --------

                                                  $449,675           $440,401
                                                  ========           ========

NOTE 4 - INVENTORIES
                                                  March 31,         December 31,
                                                    2005               2004
                                                  --------           --------


Computer hardware and software                    $282,864           $ 24,639
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

                       Forlink Software Corporation, Inc.

              Notes to Unaudited Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

                                                  March 31,         December 31,
                                                    2005               2004
                                                 -----------        -----------

Building                                         $   155,648        $   155,648
Computer and office equipment                        706,769            662,708
Motor vehicles                                       190,317            190,317
Construction in progress                              61,200             24,152
                                                 -----------        -----------
                                                   1,113,934          1,032,825
Less: Accumulated depreciation                      (375,977)          (334,304)
                                                 -----------        -----------
                                                 $   737,957        $   698,521
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

                       Forlink Software Corporation, Inc.

              Notes to Unaudited Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 9 - OTHER PAYABLES AND ACCRUED EXPENSES

                                                  March 31,         December 31,
                                                    2005               2004
                                                  --------           --------

Other payables                                    $ 37,152           $ 70,765
Accrued salaries & wages                           112,798             98,418
Other accrued expenses                              90,702             35,069
                                                  --------           --------

                                                  $240,652           $204,252
                                                  ========           ========


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

                       Forlink Software Corporation, Inc.

              Notes to Unaudited Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 10 - INCOME TAX - Continued

The provision for income tax consisted of:

                                                          Three Months Ended March 31,
                                                          ---------------------------
                                                              2005             2004
                                                          -----------       ---------
Current PRC corporate income tax and Hong Kong profit tax $      --         $  57,786

Deferred tax                                                     --              --
                                                          -----------       ---------

Provision for income tax                                  $      --         $  57,786
                                                          ===========       =========


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

                       Forlink Software Corporation, Inc.

              Notes to Unaudited Consolidated Financial Statements

(Expressed in US Dollars)

The following table summarizes the activity on stock options under the Plan:


                                                                 Weighted average exercise
                                             Number of options              price
Outstanding at December 31, 2002                 1,337,000                  $1.00
Granted                                          1,968,000                  $2.28
Exercised                                                0                   0
Forfeited or Cancelled                             631,000                  $5.00
Outstanding at December 31, 2004,
2003 and March 31, 2004 and 2003                 1,337,000                  $1.00

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

The  following  table  summarizes  the activity on stock  options under the Plan
2002:

                       Forlink Software Corporation, Inc.

              Notes to Unaudited Consolidated Financial Statements

(Expressed in US Dollars)

                                                               Weighted average
                                           Number of options    exercise price

Granted on September 7, 2004                    3,315,000            $0.10

Exercised                                         (15,000)           $0.10
Forfeited or Cancelled                                  0            $0.00
Outstanding at December 31, 2004                3,300,000            $1.00
Exercised                                        (112,500)           $0.10
Forfeited or Cancelled                                  0            $0.00
Outstanding at March 31, 2005                   3,187,500            $1.00


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

For Three months ended March 31, 2005

                                             The value of Options
                              December 2006       June 2007         June 2009
                                 Options           Options           Options
                              -------------  --------------------   ---------

Risk-free interest rate           2.17%             2.28%             2.66%
Expected lives (in years)         1.167             1.417             2.417
Dividend yield                       0%                0%                0%
Expected volatility                100%              100%              100%

                       Forlink Software Corporation, Inc.

              Notes to Unaudited Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 13 - CONCENTRATION OF A CUSTOMER

During the year, Customer A accounted for more than 10% of total sales:

                                                   Three Months Ended March 31,
                                                      2005              2004
                                                   ----------        ----------
Net sales derived from Customer A                  $  445,889        $5,322,990
                                                   ==========        ==========

% to total net sales                                       68%               96%
                                                   ==========        ==========

Account receivable from Customer A                    386,533           687,244
                                                   ==========        ==========

% to total accounts receivable                             52%               87%
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

For the three months ended March 31, 2004 and 2005, sales to Beijing Mobile Communication Company were $5,322,990 and $445,889, respectively, accounting for 96% and 68%, of our revenue for these periods, respectively.

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

REVENUES

Our business includes Forlink brand "For-series" software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and "For-series" related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:


                                        Three Months Ended March 31
                                            2005         2004
                                        ----------------------------

Sales of For-series software            $  564,449    $  230,577
as a percentage of net sales                    87%            4%

For-series related system integration   $   86,689    $5,298,332
as a percentage of net sales                    13%           96%

As indicated in the foregoing table, sales of For-series software increased 145% to $564,449 in the first quarter of 2005 from $230,577 in the first quarter of 2004. Software revenue as a percentage of net sales increased to 87% in the first quarter of 2005 from 4% in the first quarter of 2004. For-series related system integration decreased 98% to $86,689 in the first quarter of 2005 from $5,298,332 in the first quarter of 2004. The change was mainly attributable to the following factors: our continued focus on increasing software sales, and decreasing integration projects with low profit margin hardware pass-through. Because a significant percentage of our revenue comes from hardware pass-through, the change of strategy caused our revenue to fall; a long Chinese New Year Holiday caused a seasonal order fluctuation of our major customers; a large system integration project of 2003 was completed in the first quarter of 2004 and the corresponding revenue of $5,185,763 were recognized in that quarter, which caused the first quarter of 2004 system integration revenue to be larger than usual.

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


CONSOLIDATED RESULTS OF OPERATIONS

Net sales.

Our net sales decreased 88% to $651,138 in the first quarter of 2005, from $5,528,909 in the first quarter of 2004. Of which, software sales increased 145% to $564,449 in the first quarter of 2005 from $230,577 in the first quarter of 2004; Sales from system integration decreased 98% to $86,689 in the first quarter of 2005 from $5,298,332 in the first quarter of 2004. The change was mainly attributable to the following factors: our continued focus on increasing software sales, and decreasing integration projects with low profit margin hardware pass-through. Because a significant percentage of our revenue comes from hardware pass-through, the change of strategy caused our revenue to fall; a long Chinese New Year Holiday caused a seasonal order fluctuation of our major customers; a large system integration project of 2003 was completed in the first quarter of 2004 and the corresponding revenue of $5,185,763 was recognized in that quarter, which caused the first quarter of 2004 system integration revenue to be larger than usual.

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

Gross profit.

Gross profit decreased 84% to $226,941 in the first quarter of 2005, from $1,463,422 in the first quarter of 2004. Gross profit margin increased to 35% in the first quarter of 2005, as compared to 26% in the same period of 2004. The increase in gross profit margin is primarily due to increased software sales.

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

Operating profit (loss).

We recorded an operating loss of $618,597 in the first quarter of 2005, as compared to an operating profit of $375,556 in the same period of 2004. The decrease was mainly due to operating expenses associated with new business lines, For-Online and software outsourcing services.

Other  Income.

Our other income was $1,487 in the first quarter of 2005, as compared to $7,414 in the first quarter of 2004. Our other income comes from a value added tax refund associated with software sales. Software sales in China are subject to a 17% value added tax, however, companies that develop their own software and have the software registered are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software sales, the excess portion of the value added tax is refundable upon our application to tax authority. This policy is effective until 2010.

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

Our inventory position at the end of the quarter was $282,864, as compared to $24,639 at the end of 2004. The increase is because in the first quarter of 2005, some of our inventories were delivered to our customers and used in the relevant projects. However, because the delay in signing the receipt by our customers, the inventories remained on our books.


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


                                       FORLINK SOFTWARE CORPORATION, INC.


Date: April 27, 2006                   By: /s/ Yi He
                                          --------------------------------
                                          Yi He, Chief Executive Officer


Date: April 27, 2006                   By: /s/ Hongkeung Lam
                                          --------------------------------
                                          Hongkeung Lam, Chief Financial
                                          and Accounting Officer

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