Form 10QSB/A
period 2005-06-30
FORLINK SOFTWARE CORP INC
filed 2006-04-27
CIK 866458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         Amendment No. 1 to Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                  For the transition period from ________________ to ___________ Commission file number: 0-18731

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

                               011-8610 8802 6368
                      ------------------------------------
                           (issuer's telephone number)


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

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2005 the issuer had 76,924,707 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                   EXPLANATORY NOTE REGARDING THIS AMENDMENT:

This Amendment No. 1 to our Quarterly Report on Form 10-QSB for the period ended June 30, 2005 ("Form 10-QSB/A") is filed to: (i) revise the Company's Consolidated Statement of Operations (the "Statement of Operations") to remove, from the Company's "Net Sales", the value added tax ("VAT") rebate that it receives in connection with software sales and, instead, to present the VAT rebate that it receives as part of "Other Income" in the Statement of Operations; (ii) make revisions in Item 2 in the discussion (under subheading "REVENUES") regarding the revenue breakdown by business line to reflect the above-described revision of net sales in the Statement of Operations; and (iii) make revisions in Item 2 in the discussion (under subheading "CONSOLIDATED RESULTS OF OPERATIONS") regarding net sales, gross profits, and net profits that correspond with the revisions made to the Company's Statement of Operations. Except as required to reflect the changes noted above, this Form 10-QSB/A does not attempt to modify or update any other disclosures set forth in the original filing. Additionally, this Form 10-QSB/A does not purport to provide a general update or discussion of any other developments of the Registrant subsequent to the original filing. The filing of this Form 10-QSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

                                      INDEX



PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----

Item 1.  Financial Statements.

         Forlink Software Corporation, Inc.
         Unaudited Consolidated Condensed Financial Statements
         As of and For the Six Months ended June 30, 2005 and 2004

             Consolidated Balance Sheets                                  F-1

             Consolidated Statements of Operations                        F-2

             Consolidated Statements of Cash Flows                        F-3

             Notes to Consolidated Financial Statements (unaudited)   F-4 - F-17


Item 2.  Management's Discussion and Analysis.                             1

Item 3.  Controls and Procedures.                                         14

PART II - OTHER INFORMATION                                               15

Item 1.  Legal Proceedings.                                               15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.     15

Item 3.  Defaults upon Senior Securities.                                 15

Item 4.  Submission of Matters to a Vote of Securities Holders.           15

Item 5.  Other Information.                                               15

Item 6.  Exhibits                                                         15


SIGNATURES                                                                16

                       Forlink Software Corporation, Inc.

                           Consolidated Balance Sheets
                                   (unaudited)
(Expressed in US Dollars)

                                                                June 30,     December 31,
                                                                  2005           2004
                                                              ------------   ------------
ASSETS

Current assets
  Cash and cash equivalents                                   $    118,385   $  2,298,831
  Accounts receivable                                            1,534,696        638,398
  Other receivables, deposits and prepayments (Note 3)             365,386        440,401
  Inventories (Note 4)                                              23,451         24,639
  Amount due from stockholder (Note 5)                              29,225         38,286
                                                              ------------   ------------

  Total current assets                                           2,071,143      3,440,555

Property, plant and equipment (Note 6)                             865,840        698,521
Investment in affiliate (Note 7)                                   790,085        798,001
Goodwill (Note 8)                                                1,684,023      1,684,023
                                                              ------------   ------------

Total assets                                                  $  5,411,091   $  6,621,100
                                                              ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                            $     88,365   $    269,745
  Amounts due to stockholders (Note 5)                             202,993        624,989
  Customer deposits                                                416,335        425,368
  Other payables and accrued expenses (Note 9)                     216,659        204,252
  Income tax payable (Note 10)                                      31,754         31,754
  Other taxes payable (Note 11)                                     87,275        196,864
                                                              ------------   ------------

  Total current liabilities                                   $  1,043,381   $  1,752,972
                                                              ------------   ------------


Commitments and contingencies

Minority interests in equity of subsidiary                    $       (945)  $         --

Stockholders' equity
  Common stock, par value $0.001 per share;
    100,000,000 shares authorized;
    85,224,707 and 85,088,207 shares
    issued and 76,924,707 and 76,788,207
      shares outstanding, respectively                        $     85,225   $     85,088
   Treasury stock                                                 (215,800)      (215,800)
  Additional paid-in capital                                     8,949,810      8,936,297
  Accumulated losses                                            (4,450,580)    (3,937,457)
                                                              ------------   ------------

  Total stockholders' equity                                  $  4,367,710   $  4,868,128
                                                              ------------   ------------

Total liabilities and stockholders' equity                    $  5,411,091   $  6,621,100
                                                              ============   ============

See accompanying notes to unaudited consolidated condensed financial statements.

                       Forlink Software Corporation, Inc.

                      Consolidated Statements of Operations
                                   (unaudited)

(Expressed in US Dollars)

                                             Three Months Ended                   Six Months Ended
                                                  June 30,                            June 30,
                                     ---------------------------------   ---------------------------------
                                           2005              2004              2005              2004
                                     ---------------   ---------------   ---------------   ---------------

Net sales                            $     1,569,445   $       585,278   $     2,220,583   $     6,114,187

Cost of sales                               (703,462)         (359,728)       (1,127,659)       (4,425,215)
                                     ---------------   ---------------   ---------------   ---------------

Gross profit                                 865,983           225,550         1,092,924         1,688,972
                                     ---------------   ---------------   ---------------   ---------------

Selling expenses                            (116,468)         (102,212)         (321,609)         (330,966)

Research and development expenses           (316,841)         (252,163)         (596,172)         (519,495)

General and administrative expenses         (383,013)         (335,306)         (744,079)         (927,086)
                                     ---------------   ---------------   ---------------   ---------------

Total operating expenses                    (816,322)         (689,681)       (1,661,860)       (1,777,547)
                                     ---------------   ---------------   ---------------   ---------------

Operating profit/(loss)                       49,661          (464,131)         (568,936)          (88,575)

Loss from equity method investee             (10,223)               --            (7,916)               --

Interest income                                  778             1,953             2,375             7,418

Other income, net                             59,686             2,353            61,173             9,767
                                     ---------------   ---------------   ---------------   ---------------

Profit/(loss) before income tax
   and minority interest                      99,902          (459,825)         (513,304)          (71,390)

Income tax (Note 10)                            (764)            6,179              (764)          (51,607)

Minority interest                                956                --               945                --
                                     ---------------   ---------------   ---------------   ---------------

Net profit/(loss)                    $       100,094   $      (453,646)  $      (513,123)  $      (122,997)
                                     ===============   ===============   ===============   ===============

Earnings/(loss) per share
  - basic and diluted                $          0.00   $         (0.01)  $         (0.01)  $         (0.00)
                                     ===============   ===============   ===============   ===============

Weighted average common shares
   outstanding - basic and diluted        76,827,557        76,773,207        76,870,417        76,773,207
                                     ===============   ===============   ===============   ===============


See accompanying notes to unaudited consolidated condensed financial statements.

                       Forlink Software Corporation, Inc.

                      Consolidated Statements of Cash Flows
                      Decrease in Cash and Cash Equivalents
                                   (unaudited)

(Expressed in US Dollars)

                                                      Six Months Ended June 30,
                                                          2005          2004
                                                      -----------   -----------

Cash flows from operating activities
  Net loss                                            $  (513,123)  $  (122,997)
      Adjustments to reconcile net loss to
        net cash used in operating activities
      Minority interest                                      (945)           --
      Depreciation of property, plant and equipment        89,309        51,026
      Loss from equity method investee                      7,916            --

      Change in:
        Accounts receivable                              (896,298)     (215,741)
        Other receivables, deposits and prepayments        75,015      (217,953)
        Inventories                                         1,188     1,107,344
        Accounts payable                                 (181,380)   (1,032,089)
        Customer deposits                                  (9,033)   (1,199,019)
        Other payables and accrued expenses                12,407       (74,022)
        Income tax payable                                     --        20,053
        Other taxes payable                              (109,589)     (106,053)
                                                      -----------   -----------

Net cash used in operating activities                  (1,524,533)   (1,789,451)
                                                      -----------   -----------

Cash flows from investing activities
   Acquisition of property, plant and equipment          (256,628)     (219,677)
                                                      -----------   -----------

Net cash used in investing activities                    (256,628)     (219,677)
                                                      -----------   -----------

Cash flows from financing activities
   Repayments from/(advances to) stockholders               9,061        (7,247)
   (Repayments to)/advances from stockholders            (421,996)      330,678
   Proceeds from issuances of common stock
      under Plan 2002                                      13,650            --
                                                      -----------   -----------

Net cash (used in)/provided by financing activities      (399,285)      323,431
                                                      -----------   -----------

Net decrease in cash and cash equivalents              (2,180,446)   (1,685,697)

Cash and cash equivalents at beginning of period        2,298,831     2,837,997
                                                      -----------   -----------

Cash and cash equivalents at end of period            $   118,385   $ 1,152,300
                                                      ===========   ===========

Supplemental disclosure of cash flow information
   Income tax paid                                            764        31,555
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

                                                    Three Months     Six Months
                                                   Ended June 30,   Ended June 30,
                                                        2005            2005
                                                   --------------   --------------

    Net profit/(loss), as reported                        100,094         (513,123)
    Deduct: Stock-based compensation expense
       determined under fair value based method           (78,190)         (78,190)
                                                   --------------   --------------

    Pro forma net profit/(loss)                            21,904         (591,313)
                                                   ==============   ==============

    Loss per share:
       Basic - Reported                                 0.00            (0.01)
             - Pro forma                                0.00            (0.01)
       Diluted - Reported                               0.00            (0.01)
             - Pro forma                                0.00            (0.01)


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

                       Forlink Software Corporation, Inc.

              Notes to Unaudited Consolidated Financial Statements

(Expressed in US Dollars)


NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

                                                     June 30,      December 31,
                                                       2005           2004
                                                   -------------  -------------


Other receivables                                  $      44,350  $     127,038
Deposits                                                 203,741        119,305
Prepayments                                              117,295        194,058
                                                   -------------  -------------

                                                   $     365,386  $     440,401
                                                   =============  =============


NOTE 4 - INVENTORIES
                                                     June 30,      December 31,
                                                       2005           2004
                                                   -------------  -------------


Computer hardware and software                     $      23,451  $      24,639
                                                   =============  =============

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

                       Forlink Software Corporation, Inc.

              Notes to Unaudited Consolidated Financial Statements

(Expressed in US Dollars)


NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

                                  June 30,     December 31,
                                    2005           2004
                                ------------   ------------


Building                        $    202,859   $    155,648
Computer and office equipment        896,277        662,708
Motor vehicles                       190,317        190,317
Construction in progress                  --         24,152
                                ------------   ------------

                                   1,289,453      1,032,825
Less: Accumulated depreciation      (423,613)      (334,304)
                                ------------   ------------

                                $    865,840   $    698,521
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

In October 2004, the Company invested $36,232 in a privately held PRC company, Huntington Network Technologies (Beijing) Co., Ltd. ("HNTB"), for a 30% equity interest through BFHX. The investment in HNTB is accounted for under the equity method of accounting due to the Company's significant influence over the operational and financial policies of HNTB and accordingly, the share of HNTB's net losses of $10,223 and $7,916 for the three and six months ended June 30, 2005 are reflected as loss from equity method investee in the accompanying statements of operations.

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


NOTE 9 - OTHER PAYABLES AND ACCRUED EXPENSES

                             June 30,   December 31,
                               2005         2004
                          ------------  ------------

Other payables            $     37,926  $     70,765
Accrued salaries & wages       133,501        98,418
Other accrued expenses          45,232        35,069
                          ------------  ------------

                          $    216,659  $    204,252
                          ============  ============


NOTE 10 - INCOME TAX

According to the relevant PRC tax rules and regulations, FTCL and BFHX, are being recognized as New Technology Enterprises operating within a New and High Technology Development Zone and are entitled to an Enterprise Income Tax ("EIT") rate of 15%.

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

The provision for income tax consisted of:

                                        Three Months Ended                   Six Months Ended
                                             June 30,                            June 30,
                                  --------------------------------   --------------------------------
                                        2005             2004              2005             2004
                                  ---------------  ---------------   ---------------  ---------------

Current PRC corporate income tax
   and Hong Kong profit tax       $           764  $        (6,179)  $           764  $        51,607

Deferred tax                                   --               --                --               --
                                  ---------------  ---------------   ---------------  ---------------

Provision for income tax          $           764  $        (6,179)  $           764  $        51,607
                                  ===============  ===============   ===============  ===============

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


For six months ended June 30, 2005

                                                     The Value of Options
                                 December 2006            June 2007              June 2009
                                    Options                Options                Options
                              --------------------   --------------------   --------------------


Risk-free interest rate                       2.17%                  2.28%                  2.66%
Expected lives (in years)                    1.167                  1.417                  2.417
Dividend yield                                   0%                     0%                     0%
Expected volatility                            100%                   100%                   100%

                       Forlink Software Corporation, Inc.

              Notes to Unaudited Consolidated Financial Statements

(Expressed in US Dollars)


NOTE 13 - CONCENTRATION OF CUSTOMERS

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


REVENUES

Our business includes Forlink brand "For-series" software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and "For-series" related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

                                             Three Months Ended                    Six Months Ended
                                                   June 30                              June 30
                                             2005              2004              2005              2004
                                       ---------------   ---------------   ---------------   ---------------

Sales of For-series software           $       691,737   $       192,987   $     1,256,186   $       423,564

as a percentage of net sales                        44%               33%               57%                7%

For-series related system integration  $       877,708   $       392,291   $       964,397   $     5,690,623

as a percentage of net sales                        56%               67%               43%               93%

As indicated in the foregoing table, sales of For-series software increased 197% to $1,256,186 in the first half of 2005 from $423,564 in the first half of 2004. Software revenue as a percentage of net sales increased to 57% in the first half of 2005 from 7% in the first half of 2004. For-series related system integration decreased 83% to $964,397 in the first half of 2005 from $5,690,623 in the first half of 2004. System integration revenue as a percentage of net sales decreased to 43% in the first half of 2005 from 93% in the first half of 2004. The change was mainly attributable to (1) our continued focus on increasing software sales, and decreasing integration projects with low profit margin hardware pass-through; and (2) a large system integration project of 2003 was completed in the first half of 2004, which caused the first half of 2004 system integration revenue to be larger than usual.

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


TAXES

According to the relevant PRC tax rules and regulations, FTCL and BFHX, are recognized as New Technology Enterprises operating within a New and High Technology Development Zone and are entitled to an Enterprise Income Tax ("EIT") rate of 15%.

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

Foreign currency transactions during the year are translated into each company's denominated currency at the exchange rates prevailing at the transaction dates. Gain and loss resulting from foreign currency transactions are included in the consolidated statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into each company's denominated currency at year end exchange rates. All exchange differences are dealt with in the consolidated statements of operations.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 and SOP 97-2 "Software Revenue Recognition".

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

CONSOLIDATED RESULTS OF OPERATIONS

Net sales.

In the three-month period ended June 30, 2005, revenue was $1,569,445 representing an increase of 168% against comparable period in 2004 and an increase of 141% from the previous quarter. In the six-month period ended June 30, 2005, revenue was $2,220,583 representing a decrease of 64% against comparable period in 2004. The decrease was mainly caused by decreased system integration revenue. In the first half of 2005, sales from system integration decreased 83% to $964,397 from $5,690,623 in the first half of 2004; at the same time, software sales increased 197% to $1,256,186 from $423,564 in the first half of 2004. These change were mainly attributable to (1) our continued focus on increasing software sales, and decreasing integration projects with low profit margin hardware pass-through; and (2) a large system integration project that began in 2003 was completed in the first half of 2004, which caused the first half of 2004 system integration revenue to be larger than usual.

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

Gross profit.

In the three-month period ended June 30, 2005, gross profit was $865,983, representing an increase of 284% against comparable period in 2004 and an increase of 282% from the previous quarter. In the six-month period ended June 30, 2005, the gross profit was $ 1,092,924, representing a decrease of 35% against comparable periods in 2004. Gross profit margins increased to 55% and 49%, respectively, in the three-and six-month periods ended June 30, 2005, as compared to 39% and 28%, respectively, in the comparable periods of 2004 and 35% in the first quarter of 2005. The increase in the gross profit margin was primarily due to the increase in software sales which carry a higher profit margin.

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

General and administrative expenses were $383,013 and $744,079, respectively, in the three-and six-month periods ended June 30, 2005, representing an increase of 14% and a decrease of 20%, respectively, against comparable periods in 2004. The decrease in the first half year of 2005 was primarily due to the Company's cost control efforts.

Operating profit (loss).

We recorded an operating profit of $49,661 in the second quarter of 2005, compared to an operating loss of $464,131 in the same period of 2004. For the six-month period ended June 30, 2005, we recorded an operating loss of $568,936, compared to an operating loss of $88,575 in the same period of 2004. The increase in operating loss was mainly due to operating expenses associated with establishing and strengthening new business lines, For-Online and software outsourcing services.

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

Item 3.  Controls and Procedures

Based on their most recent evaluation, which was completed as of the end of the period covered by this periodic report on Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer have determined that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. During the fiscal quarter to which this report relates, there were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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


                            FORLINK SOFTWARE CORPORATION, INC.


Date: April 27, 2006        By: /s/ Yi He
                               -----------------------------------------
                                 Yi He, Chief Executive Officer


Date: April 27, 2006        By: /s/ Hongkeung Lam
                               -----------------------------------------
                                 Hongkeung Lam, Chief Financial and
                                    Accounting Officer

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