Form 10QSB/A
period 2005-09-30
FORLINK SOFTWARE CORP INC
filed 2006-04-27
CIK 866458

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

                         Commission file number: 0-18731

                       FORLINK SOFTWARE CORPORATION, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

              Nevada                                          87-0438458
--------------------------------------------------------------------------------
 (State or other jurisdiction of                   (IRS Employer Identification
  incorporation or organization)                                  No.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 11, 2005 the issuer had 76,924,707 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

The registrant is a shell company (Check one): Yes |_| No |X|

--------------------------------------------------------------------------------

                   EXPLANATORY NOTE REGARDING THIS AMENDMENT:

This Amendment No. 1 to our Quarterly Report on Form 10-QSB for the period ended September 30, 2005 ("Form 10-QSB/A") is filed to: (i) revise the Company's Consolidated Statement of Operations (the "Statement of Operations") to remove, from the Company's "Net Sales", the value added tax ("VAT") rebate that it receives in connection with software sales and, instead, to present the VAT rebate that it receives as part of "Other Income" in the Statement of Operations; (ii) make revisions in Item 2 in the discussion (under subheading "REVENUES") regarding the revenue breakdown by business line to reflect the above-described revision of net sales in the Statement of Operations; and (iii) make revisions in Item 2 in the discussion (under subheading "CONSOLIDATED RESULTS OF OPERATIONS") regarding net sales, gross profits, and net profits that correspond with the revisions made to the Company's Statement of Operations. Except as required to reflect the changes noted above, this Form 10-QSB/A does not attempt to modify or update any other disclosures set forth in the original filing. Additionally, this Form 10-QSB/A does not purport to provide a general update or discussion of any other developments of the Registrant subsequent to the original filing. The filing of this Form 10-QSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

                       FORLINK SOFTWARE CORPORATION, INC.

                                TABLE OF CONTENTS
                       TO QUARTERLY REPORT ON FORM 10-QSB
                       FOR PERIOD ENDED SEPTEMBER 30, 2005



PART I     FINANCIAL INFORMATION

                                                                                                    Page

Item 1.    Forlink Software Corporation, Inc. Unaudited Consolidated Condensed Financial
           Statements                                                                                 1
              Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004            F-1
              Consolidated Statements of Income and Other Comprehensive Income (Loss) for the
              Three and Nine Months Ended September 30, 2005 and 2004                               F-2
              Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
              2005 and 2004                                                                         F-3
              Condensed Notes to Consolidated Financial Statements                                  F-4

Item 2.    Management's Discussion and Analysis or Plan of Operation                                  2
Item 3.    Controls and Procedures                                                                   14

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                                         14
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                               14
Item 3.    Defaults Upon Senior Securities                                                           14
Item 4.    Submission of Matters to a Vote of Security Holders                                       14
Item 5.    Other Information                                                                         14
Item 6.    Exhibits and Reports on Form 8-K                                                          14

   Signatures Page                                                                                   16

Item 1.   Financial Statements

                                            Forlink Software Corporation, Inc.

                                                Consolidated Balance Sheets
                                                        (unaudited)

                                                 (Expressed in US Dollars)

                                                                             September 30,  December 31,
                                                                                 2005           2004
                                                                             -----------    -----------
ASSETS
                            Current assets
  Cash and cash equivalents                                                  $   945,367    $ 2,298,831
  Accounts receivable                                                          1,592,236        638,398
  Other receivables, deposits and prepayments (Note 3)                           380,923        440,401
  Inventories (Note 4)                                                            30,527         24,639
  Amount due from stockholder (Note 5)                                            33,537         38,286
                                                                             -----------    -----------

  Total current assets                                                         2,982,590      3,440,555

Property, plant and equipment (Note 6)                                           878,452        698,521

Investment in affiliate (Note 7)                                                 791,326        798,001
Goodwill (Note 8)                                                              1,684,023      1,684,023
                                                                             -----------    -----------

Total assets                                                                 $ 6,336,391    $ 6,621,100
                                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

                          Current liabilities
  Short term borrowings (Note 12)                                            $   246,609    $        --
  Accounts payable                                                               610,064        269,745
  Amounts due to stockholders (Note 5)                                           202,840        624,989
  Customer deposits                                                              415,485        425,368
  Other payables and accrued expenses (Note 9)                                   190,653        204,252
  Income tax payable (Note 10)                                                    27,381         31,754

  Other taxes payable (Note 11)                                                   51,232        196,864
                                                                             -----------    -----------

  Total current liabilities                                                  $ 1,744,264    $ 1,752,972
                                                                             -----------    -----------

Commitments and contingencies

Minority interests in equity of subsidiary                                   $    (2,375)   $        --
                                                                             -----------    -----------

Stockholders' equity
  Common stock, par value $0.001 per share; 100,000,000 shares authorized;
    85,224,707 and 85,088,207 shares issued and 76,924,707 and
      76,788,207 shares outstanding, respectively                            $    85,225    $    85,088
   Treasury stock                                                               (215,800)      (215,800)
  Additional paid-in capital                                                   8,949,810      8,936,297
  Accumulated losses                                                          (4,309,254)    (3,937,457)
  Translation reserve                                                             84,521             --
                                                                             -----------    -----------

  Total stockholders' equity                                                 $ 4,594,502    $ 4,868,128
                                                                             -----------    -----------

Total liabilities and stockholders' equity                                   $ 6,336,391    $ 6,621,100
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

                                            Forlink Software Corporation, Inc.

                                           Consolidated Statements of Operations
                                                        (unaudited)

(Expressed in US Dollars)

                                               Three Months Ended                  Nine Months Ended
                                                  September 30,                      September 30,
                                           ----------------------------    ----------------------------
                                              2005             2004             2005           2004
                                           ------------    ------------    ------------    ------------

Net sales                                  $  3,018,193    $  1,387,110    $  5,238,776    $  7,501,297

Cost of sales                                (2,055,869)       (441,142)     (3,183,528)     (4,866,357)
                                           ------------    ------------    ------------    ------------

Gross profit                                    962,324         945,968       2,055,248       2,634,940
                                           ------------    ------------    ------------    ------------

Selling expenses                               (168,556)        (99,961)       (490,165)       (430,927)

      Research and development expenses        (336,435)       (286,493)       (932,607)       (805,988)

     General and administrative expenses       (405,647)       (317,050)     (1,149,726)     (1,244,136)
                                           ------------    ------------    ------------    ------------

Total operating expenses                       (910,638)       (703,504)     (2,572,498)     (2,481,051)

                                           ------------    ------------    ------------    ------------

Operating profit/(loss)                          51,686         242,464        (517,250)        153,889

Loss from equity method investee                    621              --          (7,295)             --

Interest income                                     672           1,366           3,047           8,784

Other income, net                                87,671          72,871         148,844          82,638
                                           ------------    ------------    ------------    ------------

Profit/(loss) before income tax
   and minority interest                        140,650         316,701        (372,654)        245,311

Income tax (Note 10)                                 --          11,536            (764)        (40,071)

Minority interest                                   676              --           1,621              --
                                           ------------    ------------    ------------    ------------

Net profit/(loss)                          $    141,326    $    328,237        (371,797)   $    205,240
                                           ============    ============    ============    ============

Earnings/(loss) per share
  - basic and diluted                      $      0.002    $      0.004    $     (0.005)   $      0.003
                                           ============    ============    ============    ============

Weighted average common shares
   outstanding - basic and diluted           76,924,707      76,773,207      76,888,712      76,773,207
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

                                            Forlink Software Corporation, Inc.

                                           Consolidated Statements of Cash Flows
                                           Decrease in Cash and Cash Equivalents
                                                        (unaudited)

(Expressed in US Dollars)

                                                                  Nine Months Ended September 30,
                                                                         2005          2004
                                                                      ----------    ----------
Cash flows from operating activities
  Net (loss) / profit                                                   (371,797)      205,240
      Adjustments to reconcile net (loss) / profit to
        net cash used in operating activities
      Minority interest                                                   (1,621)           --
      Depreciation of property, plant and equipment                      108,617        79,026
      Loss from equity method investee                                     7,295         2,952

      Change in:
        Accounts receivable                                             (927,002)      116,855
        Other receivables, deposits and prepayments                       98,398      (173,348)
        Inventories                                                       (5,263)    1,107,528
        Accounts payable                                                 333,648    (1,013,086)
        Customer deposits                                                (18,413)   (1,090,074)
        Other payables and accrued expenses                              (17,319)      (81,196)
        Income tax payable                                                (4,283)        8,518
        Other taxes payable                                             (146,684)     (105,620)
                                                                      ----------    ----------

Net cash used in operating activities                                   (944,424)     (943,205)
                                                                      ----------    ----------

Effect of exchange rate changes on cash and cash equivalents              22,797            --
                                                                      ----------    ----------

Cash flows from investing activities
   Proceed from disposal of property, plant and equipment                     --        10,899
   Acquisition of property, plant and equipment                         (270,475)     (245,998)
                                                                      ----------    ----------

Net cash used in investing activities                                   (270,475)     (235,099)
                                                                      ----------    ----------

Cash flows from financing activities
   Repayments from/(advances to) stockholders                            241,546       (25,363)
   Proceeds from short term borrowings                                     5,438            --
   (Repayments to)/advances from stockholders                           (421,996)      327,811
   Proceeds from issuances of common stock
      under Plan 2002                                                     13,650            --
                                                                      ----------    ----------

Net cash (used in)/provided by financing activities                     (161,362)      302,448
                                                                      ----------    ----------

Net decrease in cash and cash equivalents                             (1,353,464)     (875,856)

            Cash and cash equivalents at beginning of period           2,298,831     2,837,997
                                                                      ----------    ----------

Cash and cash equivalents at end of period                               945,367     1,962,141
                                                                      ----------    ----------

Supplemental disclosure of cash flow information
   Income tax paid                                                           764        31,555
                                                                      ----------    ----------

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

On 24 October 2005, Forlink has entered into a definitive agreement to acquire 17.5% interest from China Liquid Chemical Exchange, a limited liability company in PRC. Under the terms of the agreement, Forlink will deploy the "For-online Electronic Trading System", a proprietary, integrated software solution, to support the Exchange's operations, including online trading, online billing and payment, user authentication, customer care, etc, in exchange for 17.5% interest. This investment will be recognized as other investment at cost under long term basis.

Forlink, its subsidiaries and the VIE are collectively referred to as "the Company" hereafter.

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

                                                      Three Months Ended          Nine Months Ended
                                                         September 30               September 30
                                                    ------------------------    ----------------------
                                                        2005        2004            2005       2004
                                                    ----------------------      ----------------------

Net profit/(loss), as reported                          141,326     328,237       (371,797)   205,240
Deduct: Stock-based compensation expense
   determined under fair value based method              58,253     (37,645)       (19,937)   (37,645)
                                                     ----------------------     ----------------------

Pro forma net loss                                      199,579     290,592       (391,734)   167,595
                                                     ----------------------    ----------------------

Loss per share:
   Basic - Reported                                       0.002       0.004         (0.005)     0.003
         - Pro forma                                      0.003       0.004         (0.005)     0.002
   Diluted - Reported                                     0.002       0.004         (0.005)     0.003
         - Pro forma                                      0.003       0.004         (0.005)     0.002

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

                               September 30,  December 31,
                                    2005         2004
                                  --------     --------

Other receivables                 $102,145     $127,038
Deposits                           210,207      119,305
Prepayments                         68,571      194,058
                                  --------     --------

                                  $380,923     $440,401
                                  ========     ========

NOTE 4 - INVENTORIES

                               September 30,  December 31,
                                    2005         2004
                                   -------     --------

Computer hardware and software     $30,527     $24,639
                                   =======     =======

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

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

                                   September 30,    December 31,
                                      2005             2004
                                   -----------      -----------

Building                           $   180,136      $   155,648
Computer and office equipment          955,895          662,708
Motor vehicles                         194,306          190,317
Construction in progress                    --           24,152
                                   -----------      -----------

                                     1,330,337        1,032,825
Less: Accumulated depreciation        (451,885)        (334,304)
                                   -----------      -----------
                                   $   878,452      $   698,521
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

In October 2004, the Company invested $36,232 in a privately held PRC company, Huntington Network Technologies (Beijing) Co., Ltd. ("HNTB"), for a 30% equity interest through BFHX. The investment in HNTB is accounted for under the equity method of accounting due to the Company's significant influence over the operational and financial policies of HNTB and accordingly, the share of HNTB's net profit of $621 and net loss of $7,295 for the three and nine months ended September 30, 2005 are reflected as loss from equity method investee in the accompanying statements of operations.

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

NOTE 9 - OTHER PAYABLES AND ACCRUED EXPENSES

                                          September 30,          December 31,
                                              2005                   2004
                                         --------------          --------------

Other payables                           $       26,305          $       70,765
Accrued salaries & wages                        129,359                  98,418
Other accrued expenses                           34,989                  35,069
                                         --------------          --------------
                                         $      190,653          $      204,252
                                         ==============          ==============

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

The provision for income tax consisted of:

                                         Three Months Ended          Nine Months Ended
                                           September 30,               September 30,
                                     -----------------------      ---------------------
                                        2005          2004          2005         2004
                                     ----------     --------      --------     --------
Current PRC corporate income tax
   and Hong Kong profit tax          $       --     $(11,536)     $    764     $ 40,071

Deferred tax                                 --           --            --           --
                                     ----------     --------      --------     --------

Provision for income tax             $       --     $(11,536)     $    764     $ 40,071
                                     ==========     ========      ========     ========

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

The following table summarizes the activity on stock options under the Plan:

                                                      Weighted
                                      Number of   average exercise
                                       options         price

Outstanding at December 31, 2002       1,337,000     $   1.00
Granted                                1,968,000     $   2.28
Exercised                                      0         0
Forfeited or Cancelled                   631,000     $   5.00
Outstanding at December 31, 2004
   and September 30, 2005 and 2004     1,337,000     $   1.00

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

            The Value of Options
                                        December 2006    June 2007     June 2009
                                           Options        Options      Options
                                         ----------   -------------  -----------

Risk-free interest rate                     2.17%          2.28%         2.66%
Expected lives (in years)                   1.167          1.417         2.417
Dividend yield                                0%             0%           0%
Expected volatility                          100%           100%         100%

NOTE 14 - CONCENTRATION OF CUSTOMERS

During the three months and nine months ended September 30, 2005 and 2004, the following customers accounted for more than 10% of total net revenue:

                          Percentage of           Percentage of
                            Net Sales               Net Sales               Percentage of
                           Three Months            Nine Months           Accounts Receivable
                       Ended September 30,      Ended September 30,      as at September 30,
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

REVENUES

Our business includes Forlink brand "For-series" software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and "For-series" related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

                                              Three Months Ended                   Nine Months Ended
                                                 September 30                         September 30
                                             2005               2004              2005              2004
                                      ----------------   ----------------   --------------   ----------------

Sales of For-series software                $2,055,108      $  515,195      $3,311,294      $1,545,376

as a percentage of net sales                        68%             37%             63%             21%

For-series related system integration $        963,085      $  871,915      $1,927,482      $5,955,921

as a percentage of net sales
                                                    32%             63%             37%             79%

As indicated in the foregoing table, sales of For-series software as a percentage of net sales increased to 63% in the first three quarters of 2005 from 21% in the first three quarters of 2004. For-series related system integration as a percentage of net sales decreased to 37% in the first three quarters of 2005 from 79% in the first three quarters of 2004. These changes were mainly attributable to our reduced hardware intensive projects and increased software sales.

Generally, we offer our products and services to our customers on a total-solutions basis. Most of the contracts we undertake for our customers include revenue from hardware and software sales and professional services. As consistent with previous years and the industry's practice, the revenues for the 2nd half of year are largely higher than that in the 1st half of the year.

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

FOREIGN EXCHANGE

The functional currency of Forlink is the U.S. Dollar ("US$"). Our financial records are maintained and our financial statements are prepared in U.S. Dollars. The functional currency of FTHK is the Hong Kong Dollar ("HK$"). FTHK's financial records are maintained and the financial statements are prepared in Hong Kong Dollars. The functional currency of Slait, FTCL, BFHX and FTCD is Renminbi ("RMB") and their financial records are maintained and their financial statements are prepared in RMB.

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

The exchange rates between US$, HK$ and RMB has a little fluctuation during the periods presented. The prevailing exchange rates as of September 30, 2005 are US$1.00: HK$7.75: RMB8.11, respectively and as of September, 2004 and December 31, 2004 are US$1.00: HK$7.75: RMB8.28 and US$1.00: HK$7.75: RMB8.28,
respectively.

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

o FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS No. 123(R)"), Share-Based Payment, which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation." For public entities that file as small business issuers, this statement is effective for fiscal years beginning after December 15, 2005. The statement will eliminate our ability to account for share-based compensation transactions using an intrinsic value method. As a result of this accounting pronouncement, we anticipate that the adoption of this accounting standard will have a material impact on our financial statements. Prior to the adoption of SFAS No. 123(R), we will continue to utilize the accounting method prescribed by APB Opinion No. 25. "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Under APB No. 25, when the exercise price of employee stock options equals the market price for the underlying stock on the date of grant, no compensation expense is recognized.

CONSOLIDATED RESULTS OF OPERATIONS

Net sales

In the three-month period ended September 30, 2005, revenue was $3,018,193, representing an increase of 118% from revenue for the comparable period in 2004 of $1,387,110 and an increase of 92% from the previous quarter. The increase is mainly attributable to our increased software sales. In the nine-month period ended September 30, 2005, revenue was $5,238,776, representing a decrease of 30% from revenue of $7,501,297 for the comparable period in 2004. The decrease was mainly due to decreased hardware pass-through, which is consistent with our strategy of reducing low profit margin hardware projects.

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

Gross profit

In the three-month period ended September 30, 2005, gross profit was $962,324, representing an increase of 2% from gross profit of $945,968 for the comparable period in 2004 and an increase of 11% from the previous quarter. In the nine-month period ended September 30, 2005, the gross profit was $2,055,248, representing a decrease of 22% from gross profit of $2,634,940 for the comparable period in 2004. Gross profit margins decreased to 32% and increased to 39%, respectively, in the three-and nine-month periods ended September 30, 2005, as compared to 68% and 35%, respectively, in the comparable periods of 2004 and 55% in the second quarter of 2005. The decrease of the third quarter gross profit margin was caused by increased purchases of third-party software for the projects. The overall increase in gross profit margin was attributable to our strategy of reducing hardware pass-through, which provides a relatively low gross margin.

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

Selling expenses increased 69% and 14%, respectively, to $168,556 and $490,165 in the three- and nine-month periods ended September 30, 2005, from $99,961 and $430,927, respectively, for the comparable three-month and nine month periods in 2004. This increase was primarily due to our increased advertising expenses and sales efforts to market our fast growing Application Service Provider ("ASP") services "For-online", IT outsourcing services, as well as our Enterprise Application Integration ("EAI") services.

Research and development ("R&D") expenses increased 17% and 16%, respectively, to $336,435 and $932,607, in the three-month and nine-month periods ended September 30, 2005, from $286,493 and $805,988, respectively, for the comparable three-month and nine month periods in 2004 due to our continued focus on developing new products and solutions to increase our competitive advantages.

General and administrative expenses increased 28% and decreased 8%, respectively, to $405,647 and $1,149,726 in the three- and nine-month periods ended September 30, 2005, from $317,050 and $1,244,136, respectively, for the comparable periods in 2004. The increase was primarily due to expenses associated with ASP services.

Operating profit (loss)

We recorded an operating profit of $51,686 in the third quarter of 2005, a decrease of 79% from $242,464 in the same period of 2004. For the nine-month period ended September 30, 2005, we recorded an operating loss of $517,250, compared to an operating profit of $153,889 in the same period of 2004. The decrease in operating profit and overall operating loss were mainly due to decreased profit margin and increased operating expenses associated with establishing and strengthening new business lines, For-Online and software outsourcing services.

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

PART II -- OTHER INFORMATION

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

                                    FORLINK SOFTWARE CORPORATION, INC.

Dated:  April 27, 2006
                                    By:   /s/ Yi He
                                          --------------------------------------
                                          Yi He
                                          Chief Executive Officer

Dated:  April 27, 2006
                                    By:   /s/ Hongkeung Lam
                                          --------------------------------------
                                          Hongkeung Lam
                                          Chief Financial and Accounting Officer