Form 10QSB
period 2006-03-31
FORLINK SOFTWARE CORP INC
filed 2006-05-15
CIK 866458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The registrant is a shell company (Check one): Yes [_] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2006, the issuer had 76,924,707 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                                      INDEX

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1. Financial Statements.

        Forlink Software Corporation, Inc.
        Unaudited Consolidated Condensed Financial Statements
        As of and For the Three Months ended March 31, 2005 and 2004

                 Consolidated Balance Sheets                                  3

                 Consolidated Statements of Operations                        4

                 Consolidated Statements of Cash Flows                        5

                 Notes to Consolidated Financial Statements (unaudited)       6

Item 2. Management's Discussion and Analysis.                                21

Item 3. Controls and Procedures.                                             33

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                   34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.         34

Item 3. Defaults upon Senior Securities.                                     34

Item 4. Submission of Matters to a Vote of Securities Holders.               34

Item 5. Other Information.                                                   34

Item 6. Exhibits                                                             34

SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       Forlink Software Corporation, Inc.

                           Consolidated Balance Sheets

(Expressed in US Dollars)

                                                                               March 31,      December 31,
                                                                                  2006            2005
                                                                              ------------    ------------
                                                                              (unaudited)

ASSETS

Current assets
  Cash and cash equivalents                                                   $    350,454    $    589,781
  Accounts receivable                                                            1,342,572         861,000
  Other receivables, deposits and prepayments (Note 3)                             641,644         515,787
  Other tax recoverable (Note 11)                                                   95,624          32,350
  Inventories (Note 4)                                                              39,632         264,839
                                                                              ------------    ------------

  Total current assets                                                           2,469,926       2,263,757

Property, plant and equipment (Note 6)                                             849,520         884,108
Investment in affiliate (Note 7)                                                   760,870         760,870
Goodwill (Note 8)                                                                1,684,023       1,684,023
                                                                              ------------    ------------

Total assets                                                                  $  5,764,339    $  5,592,758
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Short term borrowing(Note 12)                                               $         --    $    246,609
  Accounts payable                                                                 947,918         762,593
  Amounts due to stockholders (Note 5)                                             559,921         149,622
  Customer deposits                                                              1,068,011         580,482
  Other payables and accrued expenses (Note 9)                                     314,166         287,246
                                                                              ------------    ------------

  Total current liabilities                                                   $  2,890,016    $  2,026,552
                                                                              ------------    ------------

Commitments and contingencies

Stockholders' equity
  Common  stock, par value $0.001 per share; 100,000,000 shares authorized;
    85,224,707 and 85,224,707 shares issued and 76,924,707 and
    76,924,707 shares outstanding, respectively                               $     85,225    $     85,225
    Treasury stock                                                                (215,800)       (215,800)
  Additional paid-in capital                                                     8,949,810       8,949,810
  Accumulated losses                                                            (6,051,353)     (5,331,634)
  Accumulated other comprehensive income                                           106,441          78,605
                                                                              ------------    ------------

  Total stockholders' equity                                                  $  2,874,323    $  3,566,206
                                                                              ------------    ------------

Total liabilities and stockholders' equity                                    $  5,764,339    $  5,592,758
                                                                              ============    ============

See accompanying notes to unaudited consolidated condensed financial statements.

                       Forlink Software Corporation, Inc.

                      Consolidated Statements of Operations
                                   (unaudited)

(Expressed in US Dollars)

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     2006            2005
                                                 ------------    ------------
                                                                  (restated)

Net sales                                        $  1,053,470    $    651,138

Cost of sales                                        (910,286)       (424,197)
                                                 ------------    ------------

Gross profit                                          143,184         226,941
                                                 ------------    ------------

Selling expenses                                     (134,156)       (205,141)

Research and development expenses                    (389,457)       (279,331)

General and administrative expenses                  (399,874)       (361,066)
                                                 ------------    ------------

Total operating expenses                             (923,487)       (845,538)
                                                 ------------    ------------

Operating (loss)                                     (780,303)       (618,597)

Income from equity method investee                         --           2,307

Interest income                                           579           1,597

Interest expense                                           --              --

Other income, net-                                     60,005           1,487
                                                 ------------    ------------

(Loss) before income tax and minority interest       (719,719)       (613,206)

Income tax (Note 10)                                       --              --

Minority interests                                         --             (11)

                                                 ------------    ------------

Net (loss)                                       $   (719,719)   $   (613,217)
                                                 ============    ============

(Loss) per share - basic and diluted             $      (0.01)   $      (0.01)
                                                 ============    ============

Weighted average common shares
outstanding - basic and diluted                    76,924,707      76,827,557
                                                 ============    ============

See accompanying notes to unaudited consolidated condensed financial statements.

                       Forlink Software Corporation, Inc.

                      Consolidated Statements of Cash Flows
                      Decrease in Cash and Cash Equivalents
                                   (unaudited)

(Expressed in US Dollars)

                                                             Three Months Ended March 31,
                                                                 2006           2005
                                                             -----------    -----------

Cash flows from operating activities
  Net (loss)                                                 $  (719,719)   $  (613,217)
      Adjustments to reconcile net (loss) to
        net cash used in operating activities
      Minority interests                                              --             11
      Depreciation of property, plant and equipment               52,204         41,673
      Income from equity method investee                              --         (2,307)

      Change in:
        Accounts receivable                                     (471,214)      (103,870)
        Other receivables, deposits and prepayments             (162,818)        (9,274)
        Inventories                                              225,549       (258,225)
        Accounts payable                                         147,921        176,715
        Customer deposits                                        478,311        390,523
        Other payables and accrued expenses                       24,612         36,400
        Other taxes payable/recoverable                          (62,448)      (149,350)
                                                             -----------    -----------

Net cash used in operating activities                           (487,602)      (490,921)
                                                             -----------    -----------

Cash flows from investing activities
   Acquisition of property, plant and equipment                  (10,284)       (81,109)
                                                             -----------    -----------

Net cash used in investing activities                            (10,284)       (81,109)
                                                             -----------    -----------

Cash flows from financing activities
   Repayment to short term borrowings                           (246,609)            --
   (Advances to)/Repayments from stockholders                         --        (18,116)
   Advances from/(Repayments to) stockholders                    409,265       (393,552)
   Proceeds from issuances of common stock under Plan 2002            --         11,250
                                                             -----------    -----------

Net cash generated from / (used in) financing activities         162,656       (400,418)
                                                             ===========    ===========

Effect of exchange rate changes                                   95,903             --
                                                             -----------    -----------

Net decrease in cash and cash equivalents                       (239,327)      (972,448)

Cash and cash equivalents at beginning of period                 589,781      2,298,831
                                                             -----------    -----------

Cash and cash equivalents at end of period                   $   350,454    $ 1,326,383
                                                             ===========    ===========

Supplemental disclosure of cash flow information
   Income tax paid                                           $        --    $        --
                                                             ===========    ===========

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

On June 14, 2004, Forlink Technologies (Chengdu) Limited ("FTCD") was established as a limited liability company in Chengdu, PRC. In September 2004, FTHK invested $750,000 in FTCD, since then FTCD becomes a wholly owned subsidiary of FTHK. The registered capital of FTCD is $5,000,000 and the fully paid up capital was $750,000 as of March 31, 2006. FTCD has commenced operations in late 2005.

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

The accompanying financial data as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The balance sheet data as of December 31, 2005 has been derived from the audited financial statements in the 2005 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2005.

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005, have been made. The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

Stock Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards 123(R), Share-Based Payment (SFAS 123(R)), using the modified prospective application transition method. Before we adopted SFAS 123(R), we accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

SFAS 123(R) requires the Company to record the cost of stock options and other equity-based compensation in its income statement based upon the estimated fair value of those rewards. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and other equity-based compensation beginning in the first quarter of adoption. Accordingly, prior periods have not been restated to reflect stock based compensation. On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method, and the adoption of this standard did not have a material impact on the Company's consolidated financial statements because most of the Company's outstanding stock options were vested as of December 31, 2005 and the unvested portion of the stock options was considered immaterial.

SFAS 123(R) also requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing forfeitures as an expense reduction as they incur. The adjustment to apply estimated forfeitures to previously share-based compensation was considered immaterial by the Company and as such was not classified as a cumulative effect of a change in accounting principle. As of January 1, 2006, the Company had no unrecognized compensation cost remaining associated with existing stock option grants. Also, the Company made no modifications to outstanding stock option grants prior to the adoption of Statement No. 123(R), there were no changes in valuation methodologies or assumptions compared to those used by the Company prior to January 1, 2006.

In November 2005, the FASB issued final FSP No. 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." The FSP provides an alternative method of calculating excess tax benefits (the Additional Paid-in Capital "APIC" pool) from the method defined in FAS 123(R) for share-based payments. A one-time election to adopt the transition method in this FSP is available to those entities adopting FAS 123(R) using either the modified-retrospective or modified-prospective method. Up to one year from the initial adoption of FAS 123(R) or effective date of the FSP is provided to make this one-time election. However, until an entity makes it election, it must follow the guidance in FAS 123(R). The Company is currently evaluating the potential impact of calculating the APIC pool with this alternative method and have not yet determined which method the Company will adopt, or the expected impact on our financial position or results of operations.

In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event." This position amended SFAS 123(R) to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee's control does not meet certain conditions in SFAS 123(R) until it becomes probable that the event will occur. The guidance in this FASB Staff Position was required to be applied upon initial adoption of Statement No. 123(R). The Company does not have any option grants that allow for cash settlement.

The Company did not adopt any new share-based compensation plans during the period. No stock plans were exercised in the quarter ended March 31, 2006.

The Company applied the intrinsic-value method under APB Opinion 25 in accounting for options issued and fully vested prior to December 31, 2005, and has disclosed the effect on net loss and loss per share as the Company had applied the fair value recognition provisions of SFAS 123(R) to the Company's Plan 2002. The table below illustrates the effects on the Company's net loss and loss per share had compensation cost for the Company's Plan 2002 been determined based on the fair value at the grant dates, as prescribed by SFAS 123(R).

                                               Three months
                                              ended March 31,
                                                    2005
                                              ---------------

Net loss, as reported                         $      (613,217)
Deduct: Stock-based compensation expense
   determined under fair value based method           (78,190)
                                              ---------------

Proforma net loss                             $      (691,407)
                                              ===============

Loss per share:
   Basic - Reported                                     (0.01)
         - Pro forma                                    (0.01)
   Diluted - Reported                                   (0.01)
         - Pro forma                                    (0.01)

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

Exchange rates between US$, HK$ and RMB had minimal fluctuations during the periods presented. The rates ruling as of March 31, 2006, December 31, 2005 and March 31, 2005 are US$1: HK$7.75: RMB8.04, US$1: HK$7.75: RMB8.11, and US$1 :
HK$7.75 : RMB8.28 respectively. The weighted average rates ruling for the three months ended March 31, 2006 and 2005 are US$1: HK$7.75:RMB8.06 and US$1:HK$7.75:RMB8.2 respectively.

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

The Company consider the applicability of EITF 00-3, "Application of AICPA Statement of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware", to the hosting services arrangements on a contract-by-contract basis. If the Company determine that the customer has the contractual right to take possession of the Company's software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to hast the software, a software element covered by SOP 97-2 exists. When a software element exists in a hosting services arrangement, the Company recognizes the license, professional services and hosting services revenues pursuant to SOP 97-2, whereby the fair value of the hosting service is recognized as revenue ratably over the term of the hosting contract. If the Company determines that a software element covered by SOP 97-2 is not present a hosting services arrangement, the Company recognize revenue for the hosting services arrangement, ratably over the term of the hosting contract pursuant to SAB 104.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes". Under SFAS No. 109, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets not be realized.

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

NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

                                  March 31,     December 31,
                                     2006           2005
                                 ------------   ------------

Other receivables                $    140,196   $     44,484
Deposits                              453,552        424,017
Prepayments                            47,896         47,286
                                 ------------   ------------

                                 $    641,644   $    515,787
                                 ============   ============

NOTE 4 - INVENTORIES

                                  March 31,     December 31,
                                     2006           2005
                                 ------------   ------------

Computer hardware and software   $     39,632   $    264,839
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

Amounts due to stockholders

The Company, from time to time, received from or made repayment to one major stockholder who is also the management of the Company. The amounts due to stockholders do not bear any interest and do not have clearly defined terms of repayment.

As of March 31, 2006 and December 31, 2005, the amounts due to stockholders represented advances from stockholders.

Related Party Transactions

During the period, there was no sale derived from an affiliate (2005: $108,414).

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

                                  March 31,      December 31,
                                     2006            2005
                                 ------------    ------------

Building                         $    181,705    $    180,137
Computer and office equipment       1,034,217       1,015,006
Motor vehicles                        195,998         194,306
                                 ------------    ------------

                                    1,411,920       1,389,449
Less: Accumulated depreciation       (562,400)       (505,341)
                                 ------------    ------------
                                 $    849,520         884,108
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

NOTE 7 - LONG TERM INVESTMENTS

The Company invested $760,870 in a privately held PRC company, All China Logistics Online Co., Ltd., for a 17.8% equity interest. The Company records the investment at cost because it does not have the ability to exercise significant influence over the investee.

In October 2004, the Company invested $36,232 in a privately held PRC company, Huntington Network Technologies (Beijing) Co., Ltd. ("HNTB"), for a 30% equity interest through BFHX. The investment in HNTB is accounted for under the equity method of accounting due to the Company's significant influence over the operational and financial policies of HNTB. For the three months ended March 31, 2006, there is no share of HNTB's net results ($2,307 share of profit for three months end March 31, 2005) as the investment was impaired in full in 2005.

On October 24, 2005, the Company set up a corporate joint venture, named China Liquid Chemical Exchange Company Limited, a limited liability company in PRC, and shares the risk and rewards up to the equity interest of 17.5%. The consideration is made in form of the internally developed "For-online Electronic Trading System" without any cash outflow. Therefore, the Company recorded the contribution of software at the lower of its carrying amount or fair value, and accounted for under the equity method under SOP 78-9. Up to March 31, 2006, the share of loss was $ 27,734, which has not been recorded in the accompanying statements of operations as the carrying amount of investment cost is zero.

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

NOTE 9 - OTHER PAYABLES AND ACCRUED EXPENSES

                            March 31,     December 31,
                               2006           2005
                           ------------   ------------

Other payables             $     90,391   $     58,907
Accrued salaries & wages        154,604        171,508
Other accrued expenses           69,171         56,831
                           ------------   ------------

                           $    314,166   $    287,246
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

Hong Kong profits tax is calculated at 17.5% on the estimate assessable profits of FTHK for the period. No provision for EIT and Hong Kong profits tax were made for FTCL, BFHX, FTCD and FTHK as they have not gained taxable income for the periods.

The EIT rates for FTCD, BFKT, QJT and XKT range from 15% to 33%. No provision for EIT were made for BFKT, QJT and XKT as they have not commenced operations during the period.

Income tax payable represents provision for Hong Kong profits tax of FTHK for the year ended December 31, 2004, which has not been paid and finalized by the tax authority of Hong Kong as of March 31, 2005.

NOTE 11 - OTHER TAXES RECOVERABLE/(PAYABLE)

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

As part of the PRC government's policy of encouraging software development in the PRC, companies that fulfill certain criteria set by the relevant authorities and which develop their own software products and have the software products registered with the relevant authorities in the PRC are entitled to a refund of VAT equivalent to the excess over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales). The excess portion of the VAT is refundable and is recorded by the Company on an accrual basis. The VAT rebate included in other income was $59,918 and $1,212 for the three months ended March 31, 2006 and 2005, respectively.

NOTE 12 - SHORT TERM BORROWINGS

The short term bank loan was a 6-month loan that bears interest at a rate of 0.4875% per month, and the maturity date of the loan was March 29, 2006. It was fully repaid on 16 February, 2006.

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

The following table summarizes the activity on stock options under the Plan:

                                                                 Weighted average
                                             Number of options    exercise price
                                             -----------------   -----------------

Outstanding at December 31, 2002                     1,337,000               $1.00
Granted                                              1,968,000               $2.28
Exercised                                                    0                   0
Forfeited or Cancelled                                 631,000               $5.00
Outstanding at December 31, 2003, 2004 and
2005 and March 31, 2006                              1,337,000               $1.00


All outstanding options at March 31, 2006 and December 31, 2005 are exercisable.

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

The  following  table  summarizes  the activity on stock  options under the Plan
2002:

                                                        Weighted average
                                   Number of options     exercise price
                                   -----------------    -----------------

Granted on September 7, 2004               3,315,000                $0.10

Exercised                                    (15,000)               $0.10
Forfeited or Cancelled                             0                $0.00
Outstanding at December 31, 2004           3,300,000                $1.00
Exercised                                   (136,500)               $0.10
Forfeited or Cancelled                      (132,500)               $0.00
Outstanding at December 31, 2005           3,031,000                $1.00
Exercised                                          0                $0.00
Forfeited or Cancelled                       (35,000)               $0.10
Outstanding at March 31, 2006              2,996,000                $1.00


The weighted average fair value of the December 2006 Options, the June 2007 Options and the June 2009 Options granted on the date of grant, were $0.042, $0.046 and $0.058 per option, respectively.

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective options.

For Three months ended March 31, 2006

                                     The value of Options
                            December 2006    June 2007    June 2009
                               Options        Options      Options
                            -------------    ---------    ---------
Risk-free interest rate              2.17%        2.28%        2.66%
Expected lives (in years)           1.167        1.417        2.417
Dividend yield                          0%           0%           0%
Expected volatility                   100%         100%         100%

NOTE 14 - CONCENTRATION OF A CUSTOMER

During the period, Customer A accounted for more than 10% of total sales:

                                    Three Months Ended March 31,
                                        2006          2005
                                     ----------    ----------

Net sales derived from Customer A    $  807,722    $  445,889
                                     ==========    ==========

% to total net sales                         77%           68%
                                     ==========    ==========

Account receivable from Customer A      708,313       386,533
                                     ==========    ==========

% to total accounts receivable               53%           52%
                                     ==========    ==========


NOTE 15 - RESTATEMENT OF UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS FOR QUARTER ENDED MARCH 31, 2005

Subsequent to the issuance of the unaudited consolidated financial statements for the three months ended March 31, 2005 (the "2005 First Quarter"), the Company restated certain items of the consolidated statements of operations for the 2005 First Quarter for better presentation of the figures of net sales and other income. The Company removed, from its "Net Sales", the VAT rebate that the Company received in connection with software sales and presented the VAT rebate as part of the "Other Income" in the consolidated statement of operations for the 2005 First Quarter. Such VAT rebate was previously included as part of the net sales in the consolidated statement of operations for the 2005 First Quarter. As described in note 11, Software sales in PRC are subject to a 17% VAT and the Company is responsible for billing, collecting, and submitting the tax to the Chinese tax authorities (i.e. the PRC Local and Federal Tax Authorities) for amounts attributable to both VAT related receivables and payables. However, to encourage local software development in China, the Chinese tax authorities provide a refund of a certain percentage of the VAT to companies who develop their own software products and have the software products registered with the relevant authorities in China. The Company is qualified to apply for such VAT rebate and thus if the net amount of the VAT payable exceeds 3% of software sales, the excess portion of the value added tax is refundable upon the Company's application to the tax authority for such VAT rebate.

These corrections had no effect on the Company's consolidated balance sheet and consolidated statements of cash flows contained in the financial statements for the 2005 First Quarter. Additionally, the restatements did not affect net income as reported in the Company's consolidated statements of operations for the 2005 First Quarter. The following is a summary of the effects of these changes on the Company's consolidated statements of operations for the 2005 First Quarter:

                                                Consolidated Statements of Operations
                                            As previously
For the three months Ended March 31, 2005     reported       Adjustments    As restated
                                            -------------    -----------    -----------

Net sales                                   $     652,350         (1,212)   $   651,138

Gross profit                                      228,153         (1,212)       226,941

Operating (loss) / profit                        (617,385)        (1,212)      (618,597)

Other income, net                           $         275          1,212    $     1,487

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward looking statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here.

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

For the three months ended March 31, 2005 and 2006, sales to Beijing Mobile Communication Company were $445,889 and $807,722, respectively, accounting for 68% and 77% of our revenue for these periods, respectively.

REVENUES

Our business includes Forlink brand "For-series" software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and "For-series" related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

                                     Three Months Ended March 31
                                     ---------------------------
                                          2006        2005
                                        --------    --------

Sales of For-series software            $384,778    $564,449
as a percentage of net sales                  37%         87%

For-series related system integration   $668,692    $ 86,689
as a percentage of net sales                  63%         13%


As indicated in the foregoing table, software revenue, as a percentage of net sales, decreased to 37% in the first quarter of 2006 from 87% in the first quarter of 2005. For-series related system integration revenue, as a percentage of net sales, increased to 63% in the first quarter of 2006 from 13% in the first quarter of 2005. The change was mainly attributable to the following factors: a large system integration project completed in the first quarter of 2006 caused the system integration revenue to be larger than usual; and a seasonal order fluctuation by our major customers in the first quarter of 2005 caused net sales in that period to be smaller than usual.

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

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 that were issued by the Beijing Tax Bureau and the State Tax Bureau, respectively, FTCL, which is recognized as a New Technology Enterprise, was eligible for a full exemption from EIT for the fiscal years 1999, 2000, 2001 and 2002. FTCL also became eligible for a 50% EIT reduction at the rate of 7.5% for the fiscal years 2003, 2004 and 2005.

Pursuant to an approval document dated January 19, 2004 that issued by the State Tax Bureau, BFHX, which is recognized as a New Technology Enterprise, is eligible for a full exemption from EIT for the fiscal years 2004, 2005 and 2006.

Hong Kong profits tax is calculated at 17.5% on the estimated assessable profits of FTHK for the period.

The EIT rates for FTCD, BFKT, QJT and XKT range from 15% to 33%. No provision for EIT was made for BFKT, QJT and XKT because they have not commenced operations during the year.

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

FOREIGN EXCHANGE

Our functional currency is the U.S. Dollar ("US$") and our financial records are maintained and the financial statements prepared in US$. The functional currency of FTHK is the Hong Kong Dollar ("HK$") and the financial records are maintained and the financial statements prepared in HK$. The functional currency of Slait, FTCL, BFHX and FTCD is the Renminbi ("RMB") and their financial records are maintained and the financial statements are prepared in RMB.

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

The value of the RMB is subject to changes in China's central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Since 1994, the conversion of RMB into foreign currencies, including USD, has been based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate generally has been stable. In July 2005, the Chinese government announced that it would no longer peg its currency exclusively to US$ but would switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies yet to be named by the People's Bank of China. This switch will likely increase the volatility of RMB as compared to US$. The exchange rate of RMB to US$ changed from RMB8.28 to RMB8.11 in late July 2005.

Exchange rates between US$, HK$ and RMB had minimal fluctuations during the periods presented. The rates ruling for as of March 31, 2006, December 31, 2005 and March 31, 2005 are US$1 : HK$7.75 : RMB8.04, US$1 : HK$7.75 : RMB8.11 and
US$1 : HK$7.75 : RMB8.28, respectively. The weighted average rates ruling for the three months ended March 31, 2006 and 2005 are US$1: HK$7.75:RMB8.06 and US$1:HK$7.75:RMB8.2 respectively.

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

In the case of maintenance revenue, vendor-specific objective evidence, or VSOE, of fair value is based on substantive renewal prices, and such revenue is recognized ratably over the maintenance period.

In the case of consulting and implementation services revenue, VSOE is based on prices from stand-alone sale transactions, and such revenue is recognized as services are performed pursuant to paragraph 65 of SOP 97-2.

The sale of computer hardware is recognized as revenue on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed, pursuant to SAB 104.

Remote hosting services revenue, where VSOE is based upon consistent pricing charged to customers based on volumes and performance requirements on a stand-alone basis and substantive renewal terms, is recognized ratably over the contract term as the services are performed. The remote hosting arrangements generally require the Company to perform one-time set-up activities and include a one-time set-up fee. This one-time set-up fee is generally paid by the customer at contract execution. The Company determined that these set-up activities do not constitute a separate unit of accounting, and accordingly, the related set-up fees are recognized ratably over the term of the contract.

We consider the applicability of EITF 00-3, "Application of AICPA Statement of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware", to the hosting services arrangements on a contract-by-contract basis. If we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to hast the software, a software element covered by SOP 97-2 exists. When a software element exists in a hosting services arrangement, we recognize the licensed, professional services and hosting services revenues pursuant to SOP 97-2, whereby the fair value of the hosting service is recognized as revenue ratably over the term of the hosting contract. If we determine that a software element covered by SOP 97-2 is not present in a hosting services arrangement, we recognize revenue for the hosting services arrangement ratably over the term of the hosting contract pursuant to SAB 104.

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

This statement is effective for the beginning of the first annual reporting period that begins after June 15, 2005, therefore, we have adopted the standard in the quarter ended March 31, 2006 and used the modified prospective method.

The adoption of SFAS No. 123(R) did not have a material impact on our consolidated operating results, nor will there be any impact on our future consolidated cash flows.

In May 2005, the FASB issued FAS 154, Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement is effective for accounting changes and corrections of errors made after January 1, 2006. This statement applies to voluntary changes in accounting principle and requires retrospective application of the new accounting principle to prior period financial statements. The adoption of this standard did not have a material effect on the Company's financial statements.

In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP FAS 115-1"), which provides guidance for determining when investments in certain debt and equity securities are considered impaired, whether an impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company adopted FSP FAS 115-1 in the first quarter of 2006. Adoption of FSP FAS 115-1 did not have a material impact on the Company's consolidated results of operations or financial condition.

In February 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instruments (FAS155), an amendment of FAS 140 and FAS 133. FAS155 permits the Company to elect to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under FAS 133. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irreversible. The Statement will be effective for all instruments acquired, issued, or subject to a re-measurement event occurring after the beginning of the Company's fiscal year that begins after September 15, 2006, with earlier adoption permitted as of the beginning of the Company's 2006 fiscal year, provided that financial statements for any interim period of that fiscal year have not yet been issued. We do not expect the adoption of FAS155 to have a material impact on our financial position or results of operations.

In March 2006, the FASB issued FAS 156 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 156), an amendment to portions of FAS 133, FAS 140 and FTB 87-3. FAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Derivative instruments used to mitigate the risks inherent in servicing assets and servicing liabilities must be accounted for at fair value. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will be effect beginning the first fiscal year that begins after September 15, 2006. We do not expect the adoption of FAS 156 to have a material impact on our financial position or results of operations.

Restatement of Consolidated Statement of Operations for Quarter Ended March 31, 2005

Subsequent to the issuance of the consolidated financial statements for the quarter ended March 31, 2005 (the "First Quarter"), the Company restated certain items of the consolidated statements of operations for the First Quarter for better presentation of the figures of net sales and other income. The Company removed, from its "Net Sales", the VAT rebate that the Company received in connection with software sales and presented the VAT rebate as part of the "Other Income" in the consolidated statement of operations for the First Quarter in 2005. Such VAT rebate was previously included as part of the net sales in the consolidated statement of operations for the First Quarter in 2005. Software sales in PRC are subject to a 17% VAT and the Company is responsible for billing, collecting, and submitting the tax to the Chinese tax authorities (i.e. the PRC Local and Federal Tax Authorities) for amounts attributable to both VAT related receivables and payables. However, to encourage local software development in China, the Chinese tax authorities provide a refund of a certain percentage of the VAT to companies who develop their own software products and have the software products registered with the relevant authorities in China. The Company is qualified to apply for such VAT rebate and thus if the net amount of the VAT payable exceeds 3% of software sales, the excess portion of the value added tax is refundable upon the Company's application to the tax authority for such VAT rebate.

These corrections had no effect on the Company's consolidated balance sheet and consolidated statements of cash flows contained in the financial statements for the First Quarter in 2005. Additionally, the restatements did not affect net income as reported in the Company's consolidated statements of operations for the First Quarter in 2005. The March 31, 2005 amounts discussed below in this Form 10-QSB regarding "Net Sales", "Gross Profit", "Operating Profit (Loss)", and "Other Income" reflect the restated amounts.

CONSOLIDATED RESULTS OF OPERATIONS

Net sales.

Our net sales increased 62% to $1,053,470 in the first quarter of 2006, from $651,138 in the first quarter of 2005. Software sales decreased 32% to $384,778 in the first quarter of 2006 from $564,449 in the first quarter of 2005. Sales from system integration increased 671% to $668,692 in the first quarter of 2006 from $86,689 in the first quarter of 2005. The change was mainly attributable to the following factors: a large system integration project completed in the first quarter of 2006, which caused the system integration revenue to be larger than usual; and a seasonal order fluctuation by our major customers in the first quarter of 2005 caused net sales in that period to be smaller than usual.

Cost of sales.

Our cost of sales increased 115% to $910,286 in the first quarter of 2006 from $424,197 in the first quarter of 2005. The increase was mainly due to increased system integration projects.

Gross profit.

Gross profit decreased 37% to $143,184 in 2006, from $226,941 in 2005. Gross profit margin decreased to 14% in the first quarter of 2006 from 35% in the first quarter of 2005. These decreases were mainly due to increased system integration projects, which carries a lower gross profit margin compared to software sales.

Operating expenses.

Total operating expenses increased 9% to $923,487 in the first quarter of 2006, from $845,538 in the first quarter of 2005. The increase resulted largely from increased research and development expenses, which is partly offset by the decrease in selling expenses.

Selling expenses decreased 35% to $134,156 in the first quarter of 2006, from $205,141 in the first quarter of 2005. The decrease was mainly due to cut back on advertising expense.

Research and development expenses increased 39% to $389,457 in the first quarter of 2006, from $279,331 in the first quarter of 2005 due to increased of research and development staff salaries and our continued focus on developing new products and solutions to increase our competitive advantages.

General and administrative expenses increased 11% to $399,874 in the first quarter 2006, from $361,066 in the first quarter of 2005. The increase was primarily due to additional overhead and salaries expenses associated with ASP services.

Operating (loss).

We recorded an operating loss of $719,719 in the first quarter of 2006, as compared to an operating loss of $618,597 in the same period of 2005. The increase in operating loss was mainly due to operating expenses associated with new business lines, For-Online and software outsourcing services.

Other income

Our other income was $60,005 in the first quarter of 2006, as compared to $1,487 in the first quarter of 2005. Our other income is derived from a value added tax refund associated with software sales. Software sales in China are subject to a 17% value added tax. However, companies that develop their own software and have the software registered are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software sales, then the excess portion of the value added tax is refundable to us upon our application to tax authority. This policy is effective until 2010.

Net (loss).

We recorded a net loss of $719,719 in the first quarter of 2006, or basic and diluted loss of $0.01 per share, as compared to a net loss of $613,217 in the same period of 2005, or basic and diluted earnings of $0.01 per share.

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

Our accounts receivable balance at March 31, 2006 was $1,342,572, as compared to $861,000 at the end of 2005. The increase was mainly due to billed receivables from Beijing Mobile.

Our inventory position at the end of the first quarter was $39,632, as compared to $264,839 at the end of 2005. At the end of 2005, we had several inventory items in the process of delivery to Beijing Mobile. That caused the 2005 year-end inventory to be larger than usual.

We ended the period with a cash position of $350,454. We had negative operating cash flow of $487,602, which was primarily attributable to the increase in accounts receivable and customer deposits.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2006, we have not entered into any off-balance sheet arrangements with any individuals or entities.

CONTRACTUAL OBLIGATIONS

As of March 31, 2006, we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

April 1, 2006 to March 31, 2007                $442,562
April 1, 2007 to March 31, 2008                 $31,358

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

As of March 31, 2006 and December 31, 2005, the amounts due to stockholders represented advances from stockholders.

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

To comply with PRC laws and regulations, Forlink conducts its Internet value-added services in PRC via Beijing Forlink Hua Xin Technology Co. Ltd. ("BFHX"). BFHX was established in PRC on September 19, 2003 as a limited liability company. The registered capital of BFHX is $120,733 (RMB1,000,000) and the fully paid up capital was $37,313 (RMB300,000) as of March 31, 2006. In accordance with a directors' resolution of Forlink passed on September 15, 2003, Mr. Yi He and Mr. Xiaoxia Zhao were entrusted as nominee owners of BFHX to hold 70% and 30% of the fully paid up capital of BFHX, respectively, on behalf of Forlink and Forlink is the primary beneficiary. BFHX is considered a variable interest entity ("VIE") and because Forlink is the primary beneficiary, Forlink's consolidated financial statements include BFHX. Upon the request of Forlink, Mr. Yi He and Mr. Xiaoxia Zhao are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

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

CURRENCY EXCHANGE RATE RISK DUE TO FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN U.S. DOLLARS AND RENMINBI

The functional currency of our operations is Renminbi and our financial statements are expressed in U.S. dollars. As a result, we are subject to the effects of exchange rate fluctuations between these currencies. On January 1, 1994, a unitary exchange rate system was implemented in China and the official bank exchange rate for translation of Renminbi to U.S. dollars was set to US$1 to RMB8.28. However, in July 2005, the Chinese government announced that it would no longer peg its currency exclusively to US Dollar but instead would switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies determined by the People's Bank of China. The exchange rate of RMB to US$ changed from RMB8.28 to RMB8.11 in late July 2005. Any future devaluation of the Renminbi against the U.S. dollars may have an adverse effect on our reported net income. As our operations are conducted in the PRC, substantially all our revenues, expenses, assets and liabilities are denominated in Renminbi. In general, our exposure to foreign exchange risks should be limited. However, the value in our shares may be affected by the foreign exchange rate between the U.S. dollar and the Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, a decline in the value of Renminbi could reduce the U.S. dollar equivalent of the value of the earnings from, and our investment in, our subsidiaries in the PRC; while an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce risks.

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

Item 1. Legal Proceedings. None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Securities Holders. None.

Item 5. Other Information.

      (a)   None.

      (b) There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

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

                                      FORLINK SOFTWARE CORPORATION, INC.

Date: May 15, 2006                    By: /s/ Yi He
                                          -------------------------------------
                                          Yi He
                                          Chief Executive Officer

Date: May 15, 2006                    By: /s/ Hongkeung Lam
                                          -------------------------------------
                                          Hongkeung Lam
                                          Chief Financial and Accounting Officer