Form 10QSB
period 2006-06-30
FORLINK SOFTWARE CORP INC
filed 2006-08-14
CIK 866458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

The registrant is a shell company (Check one): Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 11, 2006, the issuer had 76,924,707 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

INDEX

PART I - FINANCIAL INFORMATION	Page

Item 1. Financial Statements.

Forlink Software Corporation, Inc.
Unaudited Consolidated Condensed Financial Statements
As of and For the Six Months ended June 30, 2006 and 2005

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3

Notes to Consolidated Financial Statements (unaudited)	F-4 - F-22

Item 2. Management’s Discussion and Analysis.	1

Item 3. Controls and Procedures.	14

PART II - OTHER INFORMATION	15

Item 1. Legal Proceedings.	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	15

Item 3. Defaults upon Senior Securities.	15

Item 4. Submission of Matters to a Vote of Securities Holders.	15

Item 5. Other Information.	15

Item 6. Exhibits	15

SIGNATURES

i

Forlink Software Corporation, Inc.

Consolidated Balance Sheets

(Expressed in US Dollars)
	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$778,090	$589,781
Accounts receivable	2,131,569	861,000
Other receivables, deposits and prepayments (Note 3)	436,136	515,787
Other tax recoverable	21,596	32,350
Inventories (Note 4)	42,262	264,839

Total current assets	3,409,653	2,263,757

Property, plant and equipment (Note 6)	810,319	884,108
Long term investments	760,870	760,870
Goodwill (Note 8)	1,684,023	1,684,023

Total assets	$6,664,865	$5,592,758

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short term borrowings	$-	$246,609
Accounts payable	1,879,683	762,593
Amounts due to stockholders (Note 5)	769,001	149,622
Customer deposits	1,055,516	580,482
Other payables and accrued expenses (Note 9)	303,837	287,246

Total current liabilities	$4,008,037	$2,026,552

Commitments and contingencies

Stockholders’ equity
Common stock, par value $0.001 per share;
100,000,000 shares authorized; 85,224,707 and
85,224,707 shares issued and 76,924,707 and 76,924,707 shares outstanding, respectively	$85,225	$85,225
Treasury stock	(215,800)	(215,800)
Additional paid-in capital	8,949,810	8,949,810
Accumulated losses	(6,278,128)	(5,331,634)
Accumulated other comprehensive income	115,721	78,605

Total stockholders’ equity	$2,656,828	$3,566,206

Total liabilities and stockholders’ equity	$6,664,865	$5,592,758

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.

Consolidated Statements of Operations
(unaudited)

(Expressed in US Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(restated)		(restated)

Net sales	$2,221,140	$1,569,445	$3,274,610	$2,220,583

Cost of sales	(1,508,291)	(703,462)	(2,418,577)	(1,127,659)

Gross profit	712,849	865,983	856,033	1,092,924

Selling expenses	(223,058)	(116,468)	(357,214)	(321,609)

Research and development expenses	(423,235)	(316,841)	(812,692)	(596,172)

General and administrative expenses	(298,311)	(383,013)	(698,185)	(744,079)

Total operating expenses	(944,604)	(816,322)	(1,868,091)	(1,661,860)

Operating (loss)/profit	(231,755)	49,661	(1,012,058)	(568,936)

Loss from equity method investee	-	(10,223)	-	(7,916)

Interest income	1,745	778	2,324	2,375

Interest expenses	-	-	-	-

Other income, net	3,235	59,686	63,240	61,173

(Loss)/profit before income tax and minority interest	(226,775)	99,902	(946,494)	(513,304)

Income tax (Note 10)	-	(764)	-	(764)

Minority interest	-	956	-	945

Net (loss)/profit	$(226,775)	$100,094	$(946,494)	$(513,123)

Earnings/(loss) per share - basic and diluted	$(0.00)	$0.00	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	76,924,707	76,827,557	76,924,707	76,870,417

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.

Consolidated Statements of Cash Flows
Increase/(Decrease) in Cash and Cash Equivalents
(unaudited)

(Expressed in US Dollars)
	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities
Net loss	$(946,494)	$(513,123)
Adjustments to reconcile net loss to
net cash used in operating activities
Minority interest	-	(945)
Depreciation of property, plant and equipment	103,852	89,309
Loss from equity method investee	-	7,916

Change in:
Accounts receivables	(1,246,044)	(896,298)
Other receivables, deposits and prepayments	22,177	75,015
Inventories	223,099	1,188
Accounts payable	1,063,914	(181,380)
Customer deposits	462,019	(9,033)
Other payables and accrued expenses	(4,478)	12,407
Income tax payable	-	-
Other taxes payable/recoverable	11,020	(109,589)

Net cash used in operating activities	(310,935)	(1,524,533)

Cash flows from investing activities
Acquisition of property, plant and equipment	(20,071)	(256,628)

Net cash used in investing activities	(20,071)	(256,628)

Cash flows from financing activities
Repayment to short term borrowings	(246,609)	-
Advances to/(repayments from) stockholders	650,614	(412,935)
Proceeds from issuances of common stock under Plan 2002	-	13,650

Net cash generated from/(used in) financing activities	404,005	(399,285)

Effect of exchange rate changes	115,310	-

Net increase/(decrease) in cash and cash equivalents	188,309	(2,180,446)

Cash and cash equivalents at beginning of period	589,781	2,298,831

Cash and cash equivalents at end of period	$778,090	$118,385

Supplemental disclosure of cash flow information
Income tax paid	-	764

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

On October 24, 2005, Forlink entered into a definitive agreement to acquire a 17.5% equity interest from China Liquid Chemical Exchange Company Limited (“CLCE”), a limited liability company in PRC. Under the terms of the agreement, Forlink deployed the “For-online Electronic Trading System”, a proprietary, integrated software solution, to support the Exchange’s operations, including, but not limited to, online trading, online billing and payment, user authentication, customer care., in exchange for the 17.5% equity interest. This investment has been recognized as corporate joint venture and is accounted for under the equity method of accounting, under SOP 78-9. CLCE has not commenced operation since its date of establishment. This investment will increase the Company return in this fast growing market.

Forlink, its subsidiaries, the VIE and corporate joint venture are collectively referred to as “the Company” hereafter.

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

The accompanying financial data as of June 30, 2006 and December 31, 2005 and for the three months and six months ended June 30, 2006 and 2005 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The balance sheet data as of December 31, 2005 has been derived from the audited financial statements in the 2005 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s audited annual financial statements for the year ended December 31, 2005.

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005, have been made. The results of operations for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

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

Forlink Software Corporation, Inc.

Notes to Unaudited Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Stock Based Compensation - Continued

SFAS 123(R) requires the Company to record the cost of stock options and other equity-based compensation in its income statement based upon the estimated fair value of those rewards. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and other equity-based compensation beginning in the first quarter of adoption. Accordingly, prior periods have not been restated to reflect stock based compensation. On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method, and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements because most of the Company’s outstanding stock options were vested as of December 31, 2005 and the unvested portion of the stock options was considered immaterial.

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

In November 2005, the FASB issued final FSP No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP provides an alternative method of calculating excess tax benefits (the Additional Paid-in Capital “APIC” pool) from the method defined in FAS 123(R) for share-based payments. A one-time election to adopt the transition method in this FSP is available to those entities adopting FAS 123(R) using either the modified-retrospective or modified-prospective method. Up to one year from the initial adoption of FAS 123(R) or effective date of the FSP is provided to make this one-time election. However, until an entity makes it election, it must follow the guidance in FAS 123(R). The Company is currently evaluating the potential impact of calculating the APIC pool with this alternative method and has not yet determined which method the Company will adopt, or the expected impact on our financial position or results of operations.

In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This position amended SFAS 123(R) to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in SFAS 123(R) until it becomes probable that the event will occur. The guidance in this FASB Staff Position was required to be applied upon initial adoption of Statement No. 123(R). The Company does not have any option grants that allow for cash settlement.

Forlink Software Corporation, Inc.

Notes to Unaudited Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Stock Based Compensation - Continued

The Company did not adopt any new share-based compensation plans during the period. No stock plans were exercised for the three and six months ended June 30, 2006.

The Company applied the intrinsic-value method under APB Opinion 25 in accounting for options issued and fully vested prior to December 31, 2005, and has disclosed the effect on net loss and loss per share as the Company had applied the fair value recognition provisions of SFAS 123(R) to the Company’s Plan 2002. The table below illustrates the effects on the Company’s net loss and loss per share had compensation cost for the Company’s Plan 2002 been determined based on the fair value at the grant dates, as prescribed by SFAS 123(R).

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net profit/(loss), as reported	$100,094	$(513,123)
Deduct: Stock-based compensation expense determined under fair value based method	(78,190)	(78,190)

Proforma net profit/(loss)	$21,904	$(591,313)

Loss per share:
Basic - Reported	0.00	(0.01)
- Pro forma	0.00	(0.01)
Diluted - Reported	0.00	(0.01)
- Pro forma	0.00	(0.01)

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

Forlink Software Corporation, Inc.

Notes to Unaudited Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Foreign Currency Translation and Transactions - Continued

The financial statements of the Company’s operations based outside of the United States have been translated into US$ in accordance with SFAS 52. Management has determined that the functional currency for each of the Company’s foreign operations is its applicable local currency. When translating functional currency financial statements into US$, year-end exchange rates are applied to the consolidated balance sheets, while average period rates are applied to consolidated statements of operations. Translation gains and losses are recorded in translation reserve as a component of stockholders’ equity.

The value of the RMB is subject to changes in China’s central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Since 1994, the conversion of RMB into foreign currencies, including USD, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate generally has been stable. In July 2005, the Chinese government announced that it will no longer peg its currency exclusively to USD but will switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies yet to be named by the People’s Bank of China, which will likely increase the volatility of RMB as compared to USD. The exchange rate of RMB to USD changed from RMB8.28 to RMB8.11 in late July 2005.

Exchange rates between US$, HK$ and RMB had minimal fluctuations during the periods presented. The rates ruling as of June 30, 2006, December 31, 2005 and June 30, 2005 are US$1: HK$7.75: RMB8.01, US$1: HK$7.75: RMB8.11, and US$1 : HK$7.75 : RMB8.28 respectively. The weighted average rates ruling for the three months ended June 30, 2006 and 2005 are US$1: HK$7.75:RMB8.02 and US$1:HK$7.75:RMB8.28 respectively.

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

Forlink Software Corporation, Inc.

Notes to Unaudited Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Revenue Recognition - Continued

The Company recognizes revenues in accordance with the provisions of Statements of Position, or SOP, No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions”, Staff Accounting Bulletin, or SAB, 104, “Revenue Recognition”. SOP 97-2 and SAB 104 require among other matters, that there be a signed contract evidencing an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable.

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

In the case of maintenance revenues, vendor-specific objective evidence, or VSOE, of fair value is based on substantive renewal prices, and the revenues are recognized rateably over the maintenance period.

In the case of consulting and implementation services revenues, where VSOE is based on prices from stand-alone sale transactions, and the revenues are recognized as services are performed pursuant to paragraph 65 of SOP 97-2.

For hardware transactions where software is incidental, we do not apply separate accounting guidance to the hardware and software elements. We apply the provisions of EITF 03-05, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” (EITF 03-05). Per EITF 03-05, if the software is considered not essential to the functionality of the hardware, then the hardware is not considered “software related” and is excluded from the scope of SOP 97-2. Such sale of computer hardware is recognized as revenue on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed, pursuant to SAB 104.

Remote hosting services, where VSOE is based upon consistent pricing charged to customers based on volumes and performance requirements on a stand-alone basis and substantive renewal terms, are recognized rateably over the contract term as the services are performed. The remote hosting arrangements generally require the Company to perform one-time set-up activities and include a one-time set-up fee. This one-time set-up fee is generally paid by the customer at contract execution. The Company determined that these set-up activities do not constitute a separate unit of accounting, and accordingly the related set-up fees are recognized rateably over the term of the contract.

Forlink Software Corporation, Inc.

Notes to Unaudited Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Revenue Recognition - Continued

The Company consider the applicability of EITF 00-3, “Application of AICPA Statement of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware”, to the hosting services arrangements on a contract-by-contract basis. If the Company determine that the customer has the contractual right to take possession of the Company’s software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to hast the software, a software element covered by SOP 97-2 exists. When a software element exists in a hosting services arrangement, the Company recognizes the license, professional services and hosting services revenues pursuant to SOP 97-2, whereby the fair value of the hosting service is recognized as revenue rateably over the term of the hosting contract. If the Company determines that a software element covered by SOP 97-2 is not present a hosting services arrangement, the Company recognize revenue for the hosting services arrangement, rateably over the term of the hosting contract pursuant to SAB 104.

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

Foreign Currency Risk

The RMB is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market.

The PRC subsidiaries conduct their business substantially in the PRC, and their financial performance and position are measured in terms of RMB. Any devaluation of the RMB against the USD would consequently have an adverse effect on the financial performance and asset values of the Company when measured in terms of USD. The PRC subsidiaries’ products are primarily procured, sold and delivered in the PRC for RMB. Thus, their revenues and profits are predominantly denominated in RMB. Should the RMB devalue against USD, such devaluation could have a material adverse effect on the Company’s profits and the foreign currency equivalent of such profits repatriated by the PRC entities to the Company.

Forlink Software Corporation, Inc.

Notes to Unaudited Consolidated Financial Statements

(Expressed in US Dollars)

Recent Accounting Pronouncements

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48).  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect that this Interpretation will have a material impact on our financial position, results of operations or cash flows.

In June 2006, the EITF reached consensus on and ratified EITF Issue 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF 06-03). The scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The Task Force concluded that the presentation of taxes within the scope of the Issue on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The consensus in this Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. We believe the adoption of EITF 06-03 will not have a material impact on our method for recording and reporting these type taxes in its consolidated financial statements, as the Company’s policy is to exclude all such taxes from revenue.

Forlink Software Corporation, Inc.

Notes to Unaudited Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	June 30,	December 31,
	2006	2005

Other receivables	$91,614	$44,484
Deposits	312,535	424,017
Prepayments	31,987	47,286

	$436,136	$515,787

NOTE 4 - INVENTORIES

	June 30,	December 31,
	2006	2005

Computer hardware and software	$42,262	$264,839

All the inventories were purchased for identified system integration contracts.

NOTE 5 - RELATED PARTY

The Company has had and expects to have transactions in the ordinary course of business with many of its stockholders, directors, senior officers and other affiliates (and their associates) on substantially the same terms as these prevailing for comparable transactions with others. Listed below is a summary of material relationship or transactions with the Company’s stockholders, directors, senior officers and other affiliates:

Amounts due to stockholders

The Company, from time to time, received from or made repayment to one major stockholder who is also the management of the Company. The amounts due to stockholders do not bear any interest and do not have clearly defined terms of repayment.

As of June 30, 2006 and December 31, 2005, the amounts due to stockholders represented advances from stockholders.

Related Party Transactions

During the three and six months ended June 30, 2006, there were no sale derived from an affiliate (2005: $604,441 and $712,855).

Forlink Software Corporation, Inc.

Notes to Unaudited Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

	June 30,	December 31,
	2006	2005

Building	$182,386	$180,137
Computer and office equipment	1,048,000	1,015,006
Motor vehicles	196,732	194,306

	1,427,118	1,389,449
Less: Accumulated depreciation	(616,799)	(505,341)

	$810,319	884,108

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

In October 2004, the Company invested $36,232 in a privately held PRC company, Huntington Network Technologies (Beijing) Co., Ltd. (“HNTB”), for a 30% equity interest through BFHX. The investment in HNTB is accounted for under the equity method of accounting due to the Company’s significant influence over the operational and financial policies of HNTB. For the three and six months ended June 30, 2006, there is no share of HNTB’s net results ($10,223 and $7,916 share of loss for three and six months ended June 30, 2005) as the investment was impaired in full in 2005.

On October 24, 2005, the Company set up a corporate joint venture, named China Liquid Chemical Exchange Company Limited, a limited liability company in PRC, and shares the risk and rewards up to the equity interest of 17.5%. The consideration is made in form of the internally developed “For-online Electronic Trading System” without any cash outflow. Therefore, the Company recorded the contribution of software at the lower of its carrying amount or fair value, and accounted for under the equity method under SOP 78-9. Up to June 30, 2006, the share of loss was $17,557, which has not been recorded in the accompanying statements of operations as the carrying amount of investment cost is zero.

Forlink Software Corporation, Inc.

Notes to Unaudited Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 8 - GOODWILL

The Company accounted for the acquisition in accordance with SFAS No. 141 “Business Combinations”, which resulted in the recognition of goodwill. Goodwill represents the excess of acquisition cost over the estimated fair value of net assets acquired as of August 27, 2001 as a result of acquisition of Slait. The acquisition cost is based upon a value of $0.34 per share, the closing price of Forlink’s common stock on January 11, 2001 (date of the agreement of Plan of Reorganization), plus a value of $0.15 per option determined using a Black Scholes model on January 11, 2001.

The purchase price, purchase-price allocation, and financing of the transaction are summarized as follows:

Consideration paid as:
Common stock of Forlink issued	$8,659,800
Options of Forlink issued	125,550

8,785,350
Allocated to historical book value/fair value of Forlink’s assets and liabilities	(134,781)

Excess purchase price over allocation to identifiable assets and liabilities (goodwill)	8,650,569

As the acquisition was completed after June 30, 2001, no amortization of goodwill was necessary in accordance with SFAS No. 142 “Goodwill and other Intangible Assets”.

During the quarter ended June 30, 2002, the Company completed the first step of the transitional goodwill impairment test (i.e. comparing the carrying amount of the net assets, including goodwill, with the fair value of the Company as of January 1, 2002). Based on the results of the first step of the test, the Company believes that there was no impairment of goodwill as of January 1, 2002.

However, in the quarter ended June 30, 2002, the closing trading price of the Company’s common stock had fallen to $0.05 per share, which indicated that there might be a potential impairment of goodwill since January 1, 2002. Therefore, the Company performed an additional impairment test as of June 30, 2002. As a result of the impairment test performed, which was based on the fair value of the Company as determined by the trading price of the Company’s common stock, an impairment of $5,308,760 was recorded in the quarter ended 30 June 2002. As the closing trading price of the Company’s common stock as of December 31, 2002 had fallen to $0.04 per share, a total impairment of $6,966,546 was recorded for the year ended December 31, 2002.

As of December 31, 2003, 2004 and 2005, the Company completed the annual impairment test. Based on the result of the first step of the test, the Company believes that there was no further impairment of goodwill as of December 31, 2003, 2004 and 2005.

Forlink Software Corporation, Inc.

Notes to Unaudited Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 9 - OTHER PAYABLES AND ACCRUED EXPENSES

	June 30,	December 31,
	2006	2005

Other payables	$87,240	$58,907
Accrued salaries & wages	163,111	171,508
Other accrued expenses	53,486	56,831

	$303,837	$287,246

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

The EIT rates for FTCD, BFKT, QJT and XKT range from 15% to 33%. No provision for EIT was made for BFKT, QJT and XKT as they have not commenced operations during the period.

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

As part of the PRC government’s policy of encouraging software development in the PRC, companies that fulfill certain criteria set by the relevant authorities and which develop their own software products and have the software products registered with the relevant authorities in the PRC are entitled to a refund of VAT equivalent to the excess over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales). The excess portion of the VAT is refundable and is recorded by the Company on an accrual basis. The VAT rebate included in other income was $3,235 and $63,153 for the three and six months ended June 30, 2006, respectively (2005: $59,686 and $60,898).

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

Forlink Software Corporation, Inc.

Notes to Unaudited Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 13 - STOCK PLAN - Continued

The following table summarizes the activity on stock options under the Plan:

	Number of options	Weighted average exercise price

Outstanding at December 31, 2002	1,337,000	$1.00
Granted	1,968,000	$2.28
Exercised	0	0.00
Forfeited or Cancelled	631,000	$5.00
Outstanding at December 31, 2003, 2004 and 2005 and June 30, 2006	1,337,000	$1.00

All outstanding options at June 30, 2006 and December 31, 2005 are exercisable.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Forlink re-priced 337,000 stock options on September 21, 2000, and reduced the exercise price to $1 per share, the then-current market price of the stock. Under the Interpretation, the options are accounted for as variable from September 21, 2000 until the options are exercised, forfeited or expire unexercised. Since September 21, 2000, the market price of the Forlink’s stock decreased to a level lower than the exercise price. Accordingly, there are no effects of adopting the Interpretation for the six months ended June 30, 2006 and 2005.

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

Forlink Software Corporation, Inc.

Notes to Unaudited Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 13 - STOCK PLAN - Continued

The following table summarizes the activity on stock options under the Plan 2002:

	Number of options	Weighted average exercise price

Granted on September 7, 2004	3,315,000	$0.10

Exercised	(15,000)	$0.10
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2004	3,300,000	$1.00
Exercised	(136,500)	$0.10
Forfeited or Cancelled	(132,500)	$0.00
Outstanding at December 31, 2005	3,031,000	$1.00
Exercised	0	$0.00
Forfeited or Cancelled	(35,000)	$0.10
Outstanding at March 31, 2006	2,996,000	$1.00
Exercised	0	$0.00
Forfeited or Cancelled	(17,500)	$0.00
Outstanding at June 30, 2006	2,978,500	$1.00

The weighted average fair value of the December 2006 Options, the June 2007 Options and the June 2009 Options granted on the date of grant, were $0.042, $0.046 and $0.058 per option, respectively.

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective options.

For six months ended June 30, 2006 and 2005

	The value of Options
	December 2006 Options	June 2007 Options	June 2009 Options

Risk-free interest rate	2.17%	2.28%	2.66%
Expected lives (in years)	1.167	1.417	2.417
Dividend yield	0%	0%	0%
Expected volatility	100%	100%	100%

Forlink Software Corporation, Inc.

Notes to Unaudited Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 14 - CONCENTRATION OF A CUSTOMER

During the three and six months ended June 30, 2006 and 2005, the following customers accounted for more than 10% of total sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net sales derived from - Customer A	2,077,684	693,224	2,885,406	1,139,113
- Customer B	*	604,441	*	712,855

% to total net sales - Customer A	94%	44%	88%	51%
-- Customer B	*	39%	*	32%

Account receivable from - Customer A			1,535,303	711,605
- Customer B			347,444	533,993

% to total accounts receivable - Customer A			72%	46%
-- Customer B			16%	35%
* less than 10%

NOTE 15 - RESTATEMENT OF UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS FOR THREE AND SIX MONTHS ENDED JUNE 30, 2005

Subsequent to the issuance of the unaudited consolidated financial statements for the three and six months ended June 30, 2005 (the “2005 Second Quarter”), the Company restated certain items of the consolidated statements of operations for the 2005 Second Quarter for better presentation of the figures of net sales and other income. The Company removed, from its “Net Sales”, the VAT rebate that the Company received in connection with software sales and presented the VAT rebate as part of the “Other Income” in the consolidated statement of operations for the 2005 Second Quarter. Such VAT rebate was previously included as part of the net sales in the consolidated statement of operations for the 2005 Second Quarter. As described in note 11, software sales in PRC are subject to a 17% VAT and the Company is responsible for billing, collecting, and submitting the tax to the Chinese tax authorities (i.e. the PRC Local and Federal Tax Authorities) for amounts attributable to both VAT related receivables and payables. However, to encourage local software development in China, the Chinese tax authorities provide a refund of a certain percentage of the VAT to companies who develop their own software products and have the software products registered with the relevant authorities in China. The Company is qualified to apply for such VAT rebate and thus if the net amount of the VAT payable exceeds 3% of software sales, the excess portion of the value added tax is refundable upon the Company’s application to the tax authority for such VAT rebate.

Forlink Software Corporation, Inc.

Notes to Unaudited Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 15 - RESTATEMENT OF UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS FOR THREE AND SIX MONTHS ENDED JUNE 30, 2005 - Continued

These corrections had no effect on the Company’s consolidated balance sheet and consolidated statements of cash flows contained in the financial statements for the 2005 Second Quarter. Additionally, the restatements did not affect net income as reported in the Company’s consolidated statements of operations for the 2005 Second Quarter. The following is a summary of the effects of these changes on the Company’s consolidated statements of operations for the 2005 Second Quarter:

	Consolidated Statements of Operations
For the three months Ended June 30, 2005	As previously reported	Adjustments	As restated

Net sales	$1,629,131	$(59,686)	$1,569,445

Gross profit	925,669	(59,686)	865,983

Operating profit	109,347	(59,686)	49,661

Other income, net	-	59,686	59,686

	Consolidated Statements of Operations
For the six months Ended June 30, 2005	As previously reported	Adjustments	As restated

Net sales	$2,281,481	$(60,898)	$2,220,583

Gross profit	1,153,822	(60,898)	1,092,924

Operating loss	(508,038)	(60,898)	(568,936)

Other income, net	275	60,898	61,173

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

For the three and six months ended June 30, 2006, sales to Beijing Mobile Communication Company were $2,077,684 and $2,885,406, respectively, accounting for 94% and 88% of our revenue for these periods, respectively.

REVENUES

Our business includes Forlink brand “For-series” software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and “For-series” related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Sales of For-series software	762,640	691,737	1,147,418	1,256,186
as a percentage of net sales	34%	44%	35%	57%

For-series related system integration	1,458,500	877,708	2,127,192	964,397
as a percentage of net sales	66%	56%	65%	43%

As indicated in the foregoing table, sales of For-series software decreased 9% to $1,147,418 in the first half of 2006 from $1,256,186 in the first half of 2005. Software revenue as a percentage of net sales decreased to 35% in the first half of 2006 from 57% in the first half of 2005. For-series related system integration increased 121% to $2,127,192 in the first half of 2006 from $964,397 in the first half of 2005. System integration revenue as a percentage of net sales increased to 65% in the first half of 2006 from 43% in the first half of 2005. The change was mainly attributable to revenue from system integration services we provided pursuant to a large system integration contract with Beijing Mobile in the second quarter of 2006.

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

Pursuant to an approval document dated January 19, 2004 that was issued by the State Tax Bureau, BFHX, which is recognized as a New Technology Enterprise, is eligible for a full exemption from EIT for the fiscal years 2004, 2005 and 2006.

Hong Kong profits tax is calculated at 17.5% on the estimated assessable profits of FTHK for the period.

The EIT rates for FTCD, BFKT, QJT and XKT range from 15% to 33%. No provision for EIT was made for BFKT, QJT and XKT because they have not commenced operations during the period.

Revenue from the sale of hardware procured in China together with the related system integration is subject to a 17% value added tax. Although sales of software in China are subject to a 17% value added tax as well, companies that develop their own software and have the software registered are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software sales, then the excess portion of the value added tax is refundable to us upon our application to the tax authority. This policy is effective until 2010. Changes in Chinese tax laws may adversely affect our future operations.

FOREIGN EXCHANGE

Our functional currency is the U.S. Dollar (“US$”) and our financial records are maintained and our financial statements are prepared in US$. The functional currency of FTHK is the Hong Kong Dollar (“HK$”) and the financial records are maintained and the financial statements prepared in HK$. The functional currency of Slait, FTCL, BFHX and FTCD is the Renminbi (“RMB”) and their financial records are maintained and their financial statements are prepared in RMB.

Foreign currency transactions during the year are translated into each company’s denominated currency at the exchange rates ruling at the transaction dates. Gains and losses resulting from foreign currency transactions are included in the consolidated statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into each company’s denominated currency at year-end exchange rates. All exchange differences are dealt with in the consolidated statements of operations.

The financial statements of our operations based outside of the United States have been translated into US$ in accordance with SFAS 52. We have determined that the functional currency for each of the Company’s foreign operations is its applicable local currency. When translating functional currency financial statements into US$, year-end exchange rates are applied to the consolidated balance sheets, while average period rates are applied to consolidated statements of operations. Translation gains and losses are recorded in translation reserve as a component of shareholders’ equity.

The value of the RMB is subject to changes in China’s central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Since 1994, the conversion of RMB into foreign currencies, including USD, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate generally has been stable. In July 2005, the Chinese government announced that it would no longer peg its currency exclusively to US$ but would switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies yet to be named by the People’s Bank of China. This switch will likely increase the volatility of RMB as compared to US$. The exchange rate of RMB to US$ changed from RMB8.28 to RMB8.11 in late July 2005.

Exchange rates between US$, HK$ and RMB had minimal fluctuations during the periods presented. The rates ruling as of June 30, 2006, December 31, 2005 and June 30, 2005 are US$1:HK$7.75:RMB8.01, US$1:HK$7.75:RMB8.11, and US$1:HK$7.75:RMB8.28, respectively. The weighted average rates ruling for the three months ended June 30, 2006 and 2005 are US$1:HK$7.75:RMB8.02 and US$1:HK$7.75:RMB8.28, respectively.

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

Revenue Recognition

We generally provide services under multiple element arrangements, which include software license fees, hardware and software sales, provision of system integration services including consulting, implementation, and software maintenance. We evaluate revenue recognition on a contract-by-contract basis as the terms of each arrangement vary. The evaluation of the contractual arrangements often requires judgments and estimates that affect the timing of revenue recognized in the statements of operations. Specifically, we may be required to make judgments about

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

We recognize revenues in accordance with the provisions of Statements of Position, or SOP, No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions”, Staff Accounting Bulletin, or SAB, 104, “Revenue Recognition”. SOP 97-2 and SAB 104 require, among other matters, that there be a signed contract evidencing an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable.

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

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customer’s credit worthiness or other matters affecting the collectibility of amounts due from such customers could have a material affect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

Recent Accounting Pronouncements

SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” issued in December 2004, is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

(1)
A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

(2)
A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

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

In May 2005, the FASB issued FAS 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement is effective for accounting changes and corrections of errors made after January 1, 2006. This statement applies to voluntary changes in accounting principle and requires retrospective application of the new accounting principle to prior period financial statements. The adoption of this standard did not have a material effect on the Company’s financial statements.

In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance for determining when investments in certain debt and equity securities are considered impaired, whether an impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company adopted FSP FAS 115-1 in the first quarter of 2006. Adoption of FSP FAS 115-1 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In February 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instruments (FAS155), an amendment of FAS 140 and FAS 133. FAS155 permits the Company to elect to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under FAS 133. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irreversible. The Statement will be effective for all instruments acquired, issued, or subject to a re-measurement event occurring after the beginning of the Company's fiscal year that begins after September 15, 2006, with earlier adoption permitted as of the beginning of the Company's 2006 fiscal year, provided that financial statements for any interim period of that fiscal year have not yet been issued. We do not expect the adoption of FAS155 will have a material impact on our financial position or results of operations.

In March 2006, the FASB issued FAS 156 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 156), an amendment to portions of FAS 133, FAS 140 and FTB 87-3. FAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Derivative instruments used to mitigate the risks inherent in servicing assets and servicing liabilities must be accounted for at fair value. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The statement will be in effect beginning the first fiscal year that begins after September 15, 2006. We do not expect the adoption of FAS 156 will have a material impact on our financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48).  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect that this interpretation will have a material impact on our financial position, results of operations or cash flows.

In June 2006, the EITF reached consensus on and ratified EITF Issue 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF 06-03). The scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The Task Force concluded that the presentation of taxes within the scope of the Issue on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The consensus in this Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. We believe the adoption of EITF 06-03 will not have a material impact on our method for recording and reporting these type taxes in its consolidated financial statements, as the Company’s policy is to exclude all such taxes from revenue.

Restatement of Consolidated Statement of Operations for Quarter Ended June 30, 2005

Subsequent to the issuance of the consolidated financial statements for the quarter ended June 30, 2005 (the “Second Quarter”), the Company restated certain items of the consolidated statements of operations for the Second Quarter for better presentation of the figures of net sales and other income. The Company removed, from its “Net Sales”, the VAT rebate that the Company received in connection with software sales and presented the VAT rebate as part of the “Other Income” in the consolidated statement of operations for the Second Quarter in 2005. Such VAT rebate was previously included as part of the net sales in the consolidated statement of operations for the Second Quarter in 2005. Software sales in PRC are subject to a 17% VAT and the Company is responsible for billing, collecting, and submitting the tax to the Chinese tax authorities (i.e. the PRC Local and Federal Tax Authorities) for amounts attributable to both VAT related receivables and payables. However, to encourage local software development in China, the Chinese tax authorities provide a refund of a certain percentage of the VAT to companies who develop their own software products and have the software products registered with the relevant authorities in China. The Company is qualified to apply for such VAT rebate and thus if the net amount of the VAT payable exceeds 3% of software sales, the excess portion of the value added tax is refundable upon the Company’s application to the tax authority for such VAT rebate.

These corrections had no effect on the Company’s consolidated balance sheet and consolidated statements of cash flows contained in the financial statements for the Second Quarter in 2005. Additionally, the restatements did not affect net income as reported in the Company’s consolidated statements of operations for the Second Quarter in 2005. The June 30, 2005 amounts discussed below in this Form 10-QSB regarding “Net Sales”, “Gross Profit”, “Operating Profit (Loss)”, and “Other Income” reflect the restated amounts.

CONSOLIDATED RESULTS OF OPERATIONS

Net sales

In the three-month period ended June 30, 2006, revenue was $2,221,140, representing an increase of 42% against the comparable period in 2005 and an increase of 111% from the previous quarter. In the six-month period ended June 30, 2006, revenue was $3,274,610, representing an increase of 47% against the comparable period in 2005. The increase was mainly caused by increased system integration revenue. In the first half of 2006, sales from system integration increased 121% to $2,127,192 from $964,397 in the first half of 2005, while software sales decreased 9% to $1,147,418 from $1,256,186 in the first half of 2005. These changes were mainly attributable to revenue from system integration services we provided pursuant to a large system integration contract with Beijing Mobile in the second quarter of 2006.

Cost of sales

Our cost of sales were $1,508,291 and $2,418,577, respectively, in the three-and six-month periods ended June 30, 2006, representing an increase of 114% and 114%, respectively, against comparable periods in 2005. The increase was attributable to increased hardware pass-through associated with a large system integration contract with Beijing Mobile in the second quarter of 2006.

Gross profit

In the three-month period ended June 30, 2006, gross profit was $712,849, representing a decrease of 18% against the comparable period in 2005 and an increase of 398% from the previous quarter. In the six-month period ended June 30, 2006, our gross profit was $856,033, representing a decrease of 22% against comparable periods in 2005. Gross profit margins decreased to 32% and 26%, respectively, in the three-and six-month periods ended June 30, 2006, as compared to 55% and 49%, respectively, in the comparable periods of 2005 and 14% in the first quarter of 2006. The decrease in the gross profit margin was primarily due to increased hardware pass-through, which has a lower profit margin.

Operating expenses

Total operating expenses were $944,604 and $1,868,091, respectively, in the three-and six-month periods ended June 30, 2006, representing an increase of 16% and 12%, respectively, against comparable periods in 2005, and an increase of 2% from the first quarter. The overall increase in operating expenses was attributable to increased selling expenses and R&D expenses.

Selling expenses were $233,058 and $357,214, respectively, in the three-and six-month periods ended June 30, 2006, representing an increase of 92% and 11%, respectively, against comparable periods in 2005. The increase in the first half of 2006 was mainly attributable to our increased sales efforts.

Research and development expenses were $423,235 and $812,692, respectively, in the three-and six-month periods ended June 30, 2006, representing an increase of 34% and 36%, respectively, against comparable periods in 2005. The increases were due to our continued focus on developing new products and solutions, especially on customized industry solutions that are delivered through our For-Online platform.

General and administrative expenses were $298,311 and $698,185, respectively, in the three-and six-month periods ended June 30, 2006, representing a decrease of 22% and 6%, respectively, against comparable periods in 2005. The decrease was primarily due to reduced rent expenses.

Operating loss

We recorded an operating loss of $231,755 in the second quarter of 2006, compared to an operating profit of $49,661 in the same period of 2005. For the six-month period ended June 30, 2006, we recorded an operating loss of $1,012,058, compared to an operating loss of $568,936 in the same period of 2005. The increase in operating loss was mainly due to decreased gross profit and increased operating expenses.

Other income

Our other income were $3,235 and $63,240, respectively, in the three- and six-month period ended June 30, 2006, as compared to $59,686 and $61,173 in the comparable periods in 2005. Our other income is mainly derived from a value added tax refund associated with software sales. Software sales in China are subject to a 17% value added tax. However, companies that develop their own software and have the software registered are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software sales, then the excess portion of the value added tax is refundable to us upon our application to tax authority. This policy is effective until 2010.

Net loss

In the three-month period ended June 30, 2006, we recorded a net loss of $226,775, or basic and diluted loss of $0.003 per share, compared to a net profit of $100,094, or basic and diluted profit of $0.001 per share in the same period of 2005. For the six-month period ended June 30, 2006, we recorded a net loss of $946,494, or basic and diluted loss of $0.01 per share, as compared to a net loss of $513,123 in the same period of 2005, or basic and diluted loss of $0.01 per share.

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

Our accounts receivable balance at June 30, 2006 was $2,131,569, as compared to $861,000 at the end of 2005. The increase was mainly attributable to account receivables that became due from Beijing Mobile during the six-months ended June 30, 2006.

Our inventory position at the end of the second quarter was $42,262, as compared to $264,839 at the end of 2005. At the end of 2005, we had several inventory items in the process of delivery to Beijing Mobile which caused the 2005 year-end inventory to be larger than usual.

We ended the period with a cash position of $778,090. We had negative operating cash flow of $310,935, which was primarily attributable to the increase in accounts receivable.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2006, we have not entered into any off-balance sheet arrangements with any individuals or entities.

CONTRACTUAL OBLIGATIONS

As of June 30, 2006, we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

July 1, 2006 to June 30, 2007	$385,881
July 1, 2007 to June 31, 2008	$26,200

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

As of June 30, 2006 and December 31, 2005, the amounts due to stockholders represented advances from stockholders.

Mr. Yi He, an officer and director of the Company, purchased the building located in Chengdu on behalf of the Company. By a stockholders' resolution passed on March 8, 1999, it was ratified that the title to the building belonged to SLAIT. The building had been pledged as collateral for the mortgage loan granted to Mr. Yi He. Although the related mortgage was in the name of Mr. Yi He, the Company agreed to pay Mr. Yi He amounts equal to the required mortgage payments. As of December 31, 2004, the amount of the mortgage loan was $44,584 ($53,010 as of December 31, 2003) and was included in “Amounts due to stockholders” on the balance sheet. In the last quarter of 2005, the mortgage loan was fully repaid and the title to the building was transferred to the Company.

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

In accordance with a registered capital transfer agreement dated February 16, 2004, and the owners’ resolutions of BFHX passed on February 16, 2004, Mr. Xiaoxia Zhao transferred the fully paid up capital of BFHX of $10,870 (RMB90,000) to Mr. Wei Li for $10,870. Mr. Yi He and Mr. Wei Li entered into agreements with Forlink on November 8, 2003 and March 18, 2004, respectively, under which agreements Mr. Yi He and Mr. Wei Li were entrusted as nominee owners of BFHX to hold 70% and 30%, respectively, of the fully paid up capital of BFHX on behalf of Forlink. Forlink is the primary beneficiary of such agreements. Upon the request of Forlink, Mr. Yi He and Mr. Wei Li are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

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

CURRENCY EXCHANGE RATE RISK DUE TO FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN U.S. DOLLARS AND RENMINBI

The functional currency of our operations is Renminbi and our financial statements are expressed in U.S. dollars. As a result, we are subject to the effects of exchange rate fluctuations between these currencies. On January 1, 1994, a unitary exchange rate system was implemented in China and the official bank exchange rate for translation of Renminbi to U.S. dollars was set to US$1 to RMB8.28. However, in July 2005, the Chinese government announced that it would no longer peg its currency exclusively to US Dollar but instead would switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies determined by the People’s Bank of China. The exchange rate of RMB to US$ changed from RMB8.28 to RMB8.11 in late July 2005. Any future devaluation of the Renminbi against the U.S. dollars may have an adverse effect on our reported net income. As our operations are conducted in the PRC, substantially all our revenues, expenses, assets and liabilities are denominated in Renminbi. In general, our exposure to foreign exchange risks should be limited. However, the value in our shares may be affected by the foreign exchange rate between the U.S. dollar and the Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, a decline in the value of Renminbi could reduce the U.S. dollar equivalent of the value of the earnings from, and our investment in, our subsidiaries in the PRC; while an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce risks.

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

Item 3. Controls and Procedures

Based on their most recent evaluation, which was completed as of the end of the period covered by this periodic report on Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer believe that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter to which this report relates, there were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

FORLINK SOFTWARE CORPORATION, INC.

Date: August 14, 2006	By:	/s/ Yi He
Yi He
Chief Executive Officer

Date: August 14, 2006	By:	/s/ Hongkeung Lam
Hongkeung Lam
Chief Financial and Accounting Officer