Form 10QSB
period 2006-09-30
FORLINK SOFTWARE CORP INC
filed 2006-11-14
CIK 866458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2006, the issuer had 76,924,707 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

INDEX

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Forlink Software Corporation, Inc. Unaudited Consolidated Condensed Financial Statements As of and For the Nine Months ended September 30, 2006 and 2005

Consolidated Balance Sheets	1

Consolidated Statements of Operations	2

Consolidated Statements of Cash Flows	3

Notes to Consolidated Financial Statements (unaudited)	4 - 22

Item 2. Management’s Discussion and Analysis.	23 - 39

Item 3. Controls and Procedures.	39

PART II - OTHER INFORMATION	40

Item 1. Legal Proceedings.	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	40

Item 3. Defaults upon Senior Securities.	40

Item 4. Submission of Matters to a Vote of Securities Holders.	40

Item 5. Other Information.	40

Item 6. Exhibits	40

SIGNATURES	41

i

Forlink Software Corporation, Inc.

Consolidated Balance Sheets

(Expressed in US Dollars)

	September 30, 2006 (unaudited)	December 31, 2005
ASSETS

Current assets
Cash and cash equivalents	$281,387	$589,781
Accounts receivable	2,143,367	861,000
Other receivables, deposits and prepayments (Note 3)	413,574	515,787
Other tax recoverable	—	32,350
Inventories (Note 4)	39,041	264,839

Total current assets	2,877,369	2,263,757

Property, plant and equipment (Note 6)	769,312	884,108
Long term investments	760,870	760,870
Goodwill (Note 8)	1,684,023	1,684,023
Total assets	$6,091,574	$5,592,758

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short term borrowings	$-	$246,609
Accounts payable	458,599	762,593
Amounts due to stockholders (Note 5)	893,929	149,622
Customer deposits	1,273,018	580,482
Other payables and accrued expenses (Note 9)	283,549	287,246
Income tax payable	47,499	—

Total current liabilities	$2,956,594	$2,026,552

Commitments and contingencies

Stockholders’ equity
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 85,224,707 and 85,224,707 shares issued and 76,924,707 and 76,924,707 shares outstanding, respectively	$85,225	$85,225
Treasury stock	(215,800)	(215,800)
Additional paid-in capital	8,949,810	8,949,810
Accumulated losses	(5,834,354)	(5,331,634)
Accumulated other comprehensive income	150,099	78,605

Total stockholders’ equity	$3,134,980	$3,566,206

Total liabilities and stockholders’ equity	$6,091,574	$5,592,758

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.

Consolidated Statements of Operations
(unaudited)

(Expressed in US Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(restated)		(restated)
Net sales	$1,659,768	$3,018,193	$4,934,378	$5,238,776

Cost of sales	(325,689)	(2,055,869)	(2,744,266)	(3,183,528)

Gross profit	1,334,079	962,324	2,190,112	2,055,248

Selling expenses	(165,782)	(168,556)	(522,996)	(490,165)

Research and development expenses	(461,557)	(336,435)	(1,274,249)	(932,607)

General and administrative expenses	(324,893)	(405,647)	(1,023,078)	(1,149,726)

Total operating expenses	(952,232)	(910,638)	(2,820,323)	(2,572,498)

Operating profit/(loss)	381,847	51,686	(630,211)	(517,250)

Loss from equity method investee	—	621	—	(7,295)

Interest income	767	672	3,091	3,047

Interest expenses	—	—	—	—

Other income, net	61,160	87,671	124,400	148,844

Profit/(loss) before income tax and minority interest	443,774	140,650	(502,720)	(372,654)

Income tax (Note 10)	—	—	—	(764)

Minority interest	—	676	—	1,621

Net profit/(loss)	$443,774	$141,326	$(520,720)	$(371,797)

Earnings/(loss) per share - basic and diluted	$0.01	$0.00	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic and diluted	76,924,707	76,924,707	76,924,707	76,888,712

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.

Consolidated Statements of Cash Flows
Increase/(Decrease) in Cash and Cash Equivalents
(unaudited)

(Expressed in US Dollars)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net loss	$(502,720)	$(371,797)
Adjustments to reconcile net loss to net cash used in operating activities
Minority interest	—	(1,621)
Depreciation of property, plant and equipment	154,918	108,617
Loss from property, plant and equipment written off	917	—
Loss from equity method investee	—	7,295

Change in:
Accounts receivables	(1,235,492)	(927,002)
Other receivables, deposits and prepayments	12,749	98,398
Inventories	226,713	(5,263)
Accounts payable	(343,154)	333,648
Customer deposits	662,712	(18,413)
Other payables and accrued expenses	(27,205)	(17,319)
Income tax payable	—	(4,283)
Other taxes payable/recoverable	78,737	(146,684)

Net cash used in operating activities	(971,825)	(944,424)

Cash flows from investing activities
Acquisition of property, plant and equipment	(23,017)	(270,475)

Net cash used in investing activities	(23,017)	(270,475)

Cash flows from financing activities
Repayment to short term borrowings	(246,609)	5,438
Advances to/(repayments from) stockholders	771,263	(180,450)
Proceeds from issuances of common stock under Plan 2002	—	13,650

Net cash generated from/(used in) financing activities	524,654	(161,362)

Effect of exchange rate changes	161,794	22,797

Net decrease in cash and cash equivalents	(308,394)	(1,353,464)

Cash and cash equivalents at beginning of period	589,781	2,298,831

Cash and cash equivalents at end of period	$281,387	$945,367
Supplemental disclosure of cash flow information
Income tax paid	—	764

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

On June 14, 2004, Forlink Technologies (Chengdu) Limited (“FTCD”) was established as a limited liability company in Chengdu, PRC. In September 2004, FTHK invested $750,000 in FTCD, since then FTCD becomes a wholly owned subsidiary of FTHK. In April 2006, FTHK further invested $130,000 in FTCD. The registered capital of FTCD is $5,000,000 and the fully paid up capital was $880,000 as of September 30, 2006. FTCD has commenced operations in late 2005.

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

The accompanying financial data as of September 30, 2006 and December 31, 2005 and for the three months and nine months ended September 30, 2006 and December 31, 2005 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The balance sheet data as of December 31, 2005 has been derived from the audited financial statements in the 2005 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s audited annual financial statements for the year ended December 31, 2005.

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005, have been made. The results of operations for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

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

The Company did not adopt any new share-based compensation plans during the period. No stock plans were exercised for the three and nine months ended September 30, 2006.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net profit/(loss), as reported	$141,326	$(371,797)
Deduct: Stock-based compensation expense determined under fair value based method	58,253	(19,937)

Proforma net profit/(loss)	$199,579	$(391,734)

Loss per share:
Basic - Reported	0.00	(0.01)
- Pro forma	0.00	(0.01)
Diluted - Reported	0.00	(0.01)
- Pro forma	0.00	(0.01)

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

Exchange rates between US$, HK$ and RMB had minimal fluctuations during the periods presented. The rates ruling as of September 30, 2006, December 31, 2005 and September 30, 2005 are US$1: HK$7.75: RMB7.92, US$1: HK$7.75: RMB8.11, and US$1 : HK$7.75 : RMB8.11 respectively. The weighted average rates ruling for the three months ended September 30, 2006 and 2005 are US$1: HK$7.75:RMB7.98 and US$1:HK$7.75:RMB8.22 respectively.

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

Recent Accounting Pronouncements - Continued

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on the Company’s financial statements.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements - Continued

In September 2006, the FASB issued FAS 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of FAS 157.

In September 2006, the FASB issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (FAS 158). FAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The requirement by FAS 158 to recognize the funded status of a benefit plan and the disclosure requirements of FAS 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of the provisions of FAS 158.

NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	September 30, 2006	December 31, 2005
Other receivables	$142,110	$44,484
Deposits	232,506	424,017
Prepayments	38,958	47,286
	$413,574	$515,787

NOTE 4 - INVENTORIES

	September 30, 2006	December 31, 2005
Computer hardware and software	$39,041	$264,839

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

NOTE 5 - RELATED PARTY - Continued

Amounts due to stockholders

The Company, from time to time, received from or made repayment to one major stockholder who is also the management of the Company. The amounts due to stockholders do not bear any interest and do not have clearly defined terms of repayment.

As of September 30, 2006 and December 31, 2005, the amounts due to stockholders represented advances from stockholders.

Related Party Transactions

During the three and nine months ended September 30, 2006, net sale derived from an affiliate (note 7) was $638,616 and $638,616, respectively. (2005: $42,360 and $755,215). As of September 30, 2006 and December 31, 2005, accounts receivable from the affiliate was $1,030,881 and $343,160, respectively.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

	September 30, 2006	December 31, 2005
Building	$184,458	$180,137
Computer and office equipment	1,031,540	1,015,006
Motor vehicles	198,968	194,306
	1,414,966	1,389,449
Less: Accumulated depreciation	(645,654)	(505,341)
	$769,312	884,108

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

NOTE 7 - LONG TERM INVESTMENTS - Continued

In October 2004, the Company invested $36,232 in a privately held PRC company, Huntington Network Technologies (Beijing) Co., Ltd. (“HNTB”), for a 30% equity interest through BFHX. The investment in HNTB is accounted for under the equity method of accounting due to the Company’s significant influence over the operational and financial policies of HNTB. For the three and nine months ended September 30, 2006, there is no share of HNTB’s net results (share of net profit of HK$621 and share of net loss of HK$7,295 for three and nine months ended September 30, 2005) as the investment was impaired in full in 2005.

On October 24, 2005, the Company set up a corporate joint venture, named China Liquid Chemical Exchange Company Limited, a limited liability company in PRC, and shares the risk and rewards up to the equity interest of 17.5%. The consideration is made in form of the internally developed “For-online Electronic Trading System” without any cash outflow. Therefore, the Company recorded the contribution of software at the lower of its carrying amount or fair value, and accounted for under the equity method under SOP 78-9. Up to September 30, 2006, the share of loss was $12,536, which has not been recorded in the accompanying statements of operations as the carrying amount of investment cost is zero.

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

NOTE 8 - GOODWILL - Continued

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

NOTE 9 - OTHER PAYABLES AND ACCRUED EXPENSES

	September 30, 2006	December 31, 2005
Other payables	$90,222	$58,907
Accrued salaries & wages	137,935	171,508
Other accrued expenses	55,392	56,831

	$283,549	$287,246

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

As part of the PRC government’s policy of encouraging software development in the PRC, companies that fulfill certain criteria set by the relevant authorities and which develop their own software products and have the software products registered with the relevant authorities in the PRC are entitled to a refund of VAT equivalent to the excess over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales). The excess portion of the VAT is refundable and is recorded by the Company on an accrual basis. The VAT rebate included in other income was $62,022 and $125,096 for the three and nine months ended September 30, 2006, respectively (2005: $87,671 and $148,569).

NOTE 12 - SHORT TERM BORROWINGS

The short term bank loan was a 6-month loan that bears interest at a rate of 0.4875% per month, and the maturity date of the loan was March 29, 2006. It was fully repaid on 16 February, 2006.

NOTE 13 - COMPREHENSIVE INCOME/(LOSS)

The components of comprehensive income/(loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net profit/(loss)	$443,774	$141,326	$(520,720)	$(371,797)
Foreign currency translation adjustment	34,378	84,521	71,494	84,521

Comprehensive income/(loss)	$478,152	$225,847	$(449,226)	$(287,276)

NOTE 14 - STOCK PLAN

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

NOTE 14 - STOCK PLAN - Continued

The following table summarizes the activity on stock options under the Plan:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2002	1,337,000	$1.00
Granted	1,968,000	$2.28
Exercised	0	0.00
Forfeited or Cancelled	631,000	$5.00
Outstanding at December 31, 2003, 2004 and 2005 and September 30, 2006	1,337,000	$1.00

All outstanding options at September 30, 2006 and December 31, 2005 are exercisable.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Forlink re-priced 337,000 stock options on September 21, 2000, and reduced the exercise price to $1 per share, the then-current market price of the stock. Under the Interpretation, the options are accounted for as variable from September 21, 2000 until the options are exercised, forfeited or expire unexercised. Since September 21, 2000, the market price of the Forlink’s stock decreased to a level lower than the exercise price. Accordingly, there are no effects of adopting the Interpretation for the nine months ended September 30, 2006 and 2005.

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

NOTE 14 - STOCK PLAN - Continued

The following table summarizes the activity on stock options under the Plan 2002:

	Number of options	Weighted average exercise price
Granted on September 7, 2004	3,315,000	$0.10

Exercised	(15,000)	$0.10
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2004	3,300,000	$1.00
Exercised	(136,500)	$0.10
Forfeited or Cancelled	(132,500)	$0.00
Outstanding at December 31, 2005	3,031,000	$1.00
Exercised	0	$0.00
Forfeited or Cancelled	(35,000)	$0.10
Outstanding at March 31, 2006	2,996,000	$1.00
Exercised	0	$0.00
Forfeited or Cancelled	(17,500)	$0.00
Outstanding at June 30, 2006	2,978,500	$1.00
Exercised	0	$0.00
Forfeited or Cancelled	(62,500)	$0.00
Outstanding at September 30, 2006	2,916,000	$1.00

The weighted average fair value of the December 2006 Options, the June 2007 Options and the June 2009 Options granted on the date of grant, were $0.042, $0.046 and $0.058 per option, respectively.

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective options.

For nine months ended September 30, 2006 and 2005	The value of Options
	December 2006 Options	June 2007 Options	June 2009 Options
Risk-free interest rate	2.17%	2.28%	2.66%
Expected lives (in years)	1.167	1.417	2.417
Dividend yield	0%	0%	0%
Expected volatility	100%	100%	100%

NOTE 15 - SUBSEQUENT EVENTS

On October 3, 2006, the Company entered into a Transfer of “Right to Invest” and Project Cooperation Agreement (the “Agreement”) with Statelink International Group, Ltd., a company incorporated in the British Virgin Islands (“Statelink”). Pursuant to the Agreement, Statelink agreed to: (a) transfer Statelink’s right to purchase a 22.73% equity ownership interest in GUANGXI CAEXPO INTERNATIONAL TRADE & LOGISTICS CO., LTD. (“Guangxi”) for 20,000,000 RMB to the Corporation; and (b) provide assistance to the Corporation in obtaining a contract to build an “Electronic Trade and Logistics Information Platform and Call Center” (“ET and LI Platform and Call Center”) for Guangxi. In exchange, the Company agreed: (a) to issue 13,000,000 shares of the Corporation’s restricted common stock (the “Shares”) to Statelink in accordance with the terms and subject to the conditions set forth in the Agreement; and (b) in the event that the Corporation wins the contract to build the ET and LI Platform and Call Center, a person to be designated by Statelink shall be added to the Corporation’s board of directors.

There are no material relationships between the Company or its affiliates and any of the parties of the Agreement. The contract has not been signed.

On October 12, 2006, the Company entered into a definitive agreement to acquire 12.5% interest from Wuxi Stainless Steel Exchange, a limited liability company in China. In exchange for 12.5% interest, Forlink will deploy a proprietary, integrated software solution, estimated at 1,000,000 RMB, to support the Exchange’s operations, plus 250,000 RMB cash payment to Wuxi Stainless Steel Exchange.

NOTE 16 - CONCENTRATION OF CUSTOMERS

During the three and nine months ended September 30, 2006 and 2005, the following customers accounted for more than 10% of total sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales derived from - Customer A	800,732	1,219,577	3,686,138	2,359,961

- Customer B	638,616	42,412	638,616	755,266

% to total net sales - Customer A	48%	40%	75%	45%

- Customer B	38%	*	13%	14%

Account receivable from - Customer A			988,119	848,531

- Customer B			1,030,881	346,445

% to total accounts receivable - Customer A			46%	49%

- Customer B			48%	20%

* less than 10%

NOTE 17 - RESTATEMENT OF UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

Subsequent to the issuance of the unaudited consolidated financial statements for the three and six months ended September 30, 2005 (the “2005 Third Quarter”), the Company restated certain items of the consolidated statements of operations for the 2005 Third Quarter for better presentation of the figures of net sales and other income. The Company removed, from its “Net Sales”, the VAT rebate that the Company received in connection with software sales and presented the VAT rebate as part of the “Other Income” in the consolidated statement of operations for the 2005 Third Quarter. Such VAT rebate was previously included as part of the net sales in the consolidated statement of operations for the 2005 Third Quarter. As described in note 11, software sales in PRC are subject to a 17% VAT and the Company is responsible for billing, collecting, and submitting the tax to the Chinese tax authorities (i.e. the PRC Local and Federal Tax Authorities) for amounts attributable to both VAT related receivables and payables. However, to encourage local software development in China, the Chinese tax authorities provide a refund of a certain percentage of the VAT to companies who develop their own software products and have the software products registered with the relevant authorities in China. The Company is qualified to apply for such VAT rebate and thus if the net amount of the VAT payable exceeds 3% of software sales, the excess portion of the value added tax is refundable upon the Company’s application to the tax authority for such VAT rebate.

These corrections had no effect on the Company’s consolidated balance sheet and consolidated statements of cash flows contained in the financial statements for the 2005 Third Quarter. Additionally, the restatements did not affect net income as reported in the Company’s consolidated statements of operations for the 2005 Third Quarter. The following is a summary of the effects of these changes on the Company’s consolidated statements of operations for the 2005 Third Quarter:

	Consolidated Statements of Operations
For the three months Ended September 30, 2005	As previously reported	Adjustments	As restated

Net sales	$3,105,864	$(87,671)	$3,018,193

Gross profit	1,049,995	(87,671)	962,324

Operating profit	139,357	(87,671)	51,686

Other income, net	—	87,671	87,671

	Consolidated Statements of Operations
For the nine months Ended September 30, 2005	As previously reported	Adjustments	As restated

Net sales	$5,387,345	$(148,569)	$5,238,776

Gross profit	2,203,817	(148,569)	2,055,248

Operating loss	(368,681)	(148,569)	(517,250)

Other income, net	275	148,569	148,844

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

For the three and nine months ended September 30, 2006, sales to Beijing Mobile Communication Company were $800,732 and $3,686,138, respectively, accounting for 48% and 75% of our revenue for these periods, respectively.

REVENUES

Our business includes Forlink brand “For-series” software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and “For-series” related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Sales of For-series software	$1,375,186	$2,055,108	$2,522,604	$3,311,294
as a percentage of net sales	83%	68%	51%	63%

For-series related system integration	$284,582	$963,085	$2,411,774	$1,927,482
as a percentage of net sales	17%	32%	49%	37%

As indicated in the foregoing table, sales of For-series software as a percentage of net sales increased to 83% in the third quarter of 2006 from 68% in the third quarter of 2005. For-series related system integration as a percentage of net sales decreased to 17% in the third quarter of 2006 from 32% in the third quarter of 2005. The change was mainly caused by reduced hardware intensive projects in the quarter.

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

FOREIGN EXCHANGE

Our functional currency is the U.S. Dollar (“US$”) and our financial records are maintained and the financial statements prepared in US$. The functional currency of FTHK is the Hong Kong Dollar (“HK$”) and the financial records are maintained and the financial statements prepared in HK$. The functional currency of Slait, FTCL, BFHX and FTCD is the Renminbi (“RMB”) and their financial records are maintained and the financial statements are prepared in RMB.

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

Exchange rates between US$, HK$ and RMB had minimal fluctuations during the periods presented. The rates ruling as of September 30, 2006, December 31, 2005 and September 30, 2005 are US$1.00: HK$7.75: RMB7.92, US$1.00: HK$7.75: RMB8.11, and US$1.00: HK$7.75 : RMB8.11, respectively. The weighted average rates ruling for the three months ended September 30, 2006 and 2005 are US$1.00: HK$7.75: RMB7.98 and US$1.00: HK$7.75: RMB8.22, respectively.

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

Revenue from the provision of system integration services and other related services is recognized when the services that are rendered in stages as separate identifiable phases of a project are completed and accepted by customers.

Revenue from software sales is recognized when the related products are delivered and installed, collection of sales proceeds is deemed probable and there is persuasive evidence that an arrangement exists.

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

In March 2006, the FASB issued FAS 156 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 156), an amendment to portions of FAS 133, FAS 140 and FTB 87-3. FAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Derivative instruments used to mitigate the risks inherent in servicing assets and servicing liabilities must be accounted for at fair value. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. This Statement will be effective beginning the first fiscal year that begins after September 15, 2006. We do not expect the adoption of FAS 156 will have a material impact on our financial position or results of operations.

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

In June 2006, the EITF reached consensus on and ratified EITF Issue 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF 06-03). The scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The Task Force concluded that the presentation of taxes within the scope of the Issue on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The consensus in this Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. We believe the adoption of EITF 06-03 will not have a material impact on our method for recording and reporting these types of taxes in our consolidated financial statements, as the Company’s policy is to exclude all such taxes from revenue.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on our financial statements.

In September 2006, the FASB issued FAS 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning after November 15, 2007. We are currently evaluating the impact of the provisions of FAS 157.

In September 2006, the FASB issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (FAS 158). FAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The requirement set forth in FAS 158 that we recognize the funded status of a benefit plan, and the disclosure requirements of FAS 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact of the provisions of FAS 158.

Restatement of Consolidated Statement of Operations for Quarter Ended September 30, 2005

Subsequent to the issuance of the consolidated financial statements for the quarter ended September 30, 2005 (the “Third Quarter”), the Company restated certain items of the consolidated statements of operations for the Third Quarter of 2005 for better presentation of the figures of net sales and other income. The Company removed, from its “Net Sales”, the VAT rebate that the Company received in connection with software sales and presented the VAT rebate as part of the “Other Income” in the consolidated statement of operations for the Third Quarter in 2005. Such VAT rebate was previously included as part of the net sales in the consolidated statement of operations for the Third Quarter in 2005. Software sales in PRC are subject to a 17% VAT and the Company is responsible for billing, collecting, and submitting the tax to the Chinese tax authorities (i.e. the PRC Local and Federal Tax Authorities) for amounts attributable to both VAT related receivables and payables. However, to encourage local software development in China, the Chinese tax authorities provide a refund of a certain percentage of the VAT to companies who develop their own software products and have the software products registered with the relevant authorities in China. The Company is qualified to apply for such VAT rebate and thus if the net amount of the VAT payable exceeds 3% of software sales, the excess portion of the value added tax is refundable upon the Company’s application to the tax authority for such VAT rebate.

These corrections had no effect on the Company’s consolidated balance sheet and consolidated statements of cash flows contained in the financial statements for the Third Quarter in 2005. Additionally, the restatements did not affect net income as reported in the Company’s consolidated statements of operations for the Third Quarter in 2005. The September 30, 2005 amounts discussed below in this Form 10-QSB regarding “Net Sales”, “Gross Profit”, “Operating Profit (Loss)”, and “Other Income” reflect the restated amounts.

CONSOLIDATED RESULTS OF OPERATIONS

Net sales.

In the three-month period ended September 30, 2006, revenue was $1,659,768, representing a decrease of 45% against comparable period in 2005 and a decrease of 25% from the previous quarter. In the nine-month period ended September 30, 2006, revenue was $4,934,378, representing a decrease of 6% against comparable period in 2005. The decrease was mainly caused by a seasonal order fluctuation for our software and third-party hardware products.

Cost of sales.

Our cost of sales were $325,689 and $2,744,266, respectively, in the three- and nine-month periods ended September 30, 2006, representing a decrease of 84% and a decrease of 14%, respectively, against comparable periods in 2005. The changes were mainly caused by decreased hardware pass-through and decreased third-party software as a component of software sales, which resulted in overall lower cost of sales.

Gross profit.

In the three-month period ended September 30, 2006, gross profit was $1,334,079, representing an increase of 39% against the comparable period in 2005, and an increase of 87% from the previous quarter. In the nine-month period ended September 30, 2006, the gross profit was $2,190,112, representing an increase of 7% against the comparable period in 2005. Gross profit margins increased to 80% and 44%, respectively, in the three- and nine-month periods ended September 30, 2006, as compared to 32% and 39%, respectively, in the comparable periods of 2005 and 32% in the second quarter of 2006. The increases in the gross profit margin were primarily attributable to the increased software sales as a percentage of net sales and decreased use of third-party software as a component of software sales in the third quarter. Our software sales carry a higher profit margin than hardware pass-through.

Operating expenses.

Total operating expenses were $952,232 and $2,820,323, respectively, in the three- and nine-month periods ended September 30, 2006, representing an increase of 5% and an increase of 10%, respectively, against comparable periods in 2005, and an increase of 1% from the second quarter. The overall increase in operating expenses was attributable to increased research and development expenses.

Selling expenses were $165,782 and $522,996, respectively, in the three- and nine-month periods ended September 30, 2006, representing a decrease of 2% and an increase of 7%, respectively, against comparable periods in 2005. The decrease in the third quarter was mainly attributable to decreased advertising expenses.

Research and development expenses were $461,557 and $1,274,249, respectively, in the three- and nine-month periods ended September 30, 2006, both representing an increase of 37% against comparable periods in 2005. The increases were due to our continued focus on developing new products and solutions, especially on customized industry solutions that are delivered through our For-Online platform.

General and administrative expenses were $324,893 and $1,023,078, respectively, in the three- and nine-month periods ended September 30, 2006, representing a decrease of 20% and a decrease of 11%, respectively, against comparable periods in 2005. The decrease was primarily due to reduced rent expenses.

Operating profit (loss)

Our operating profit in the third quarter increased 639% to $381,847, from $51,686 in the same period of 2005. Our operating margin in the third quarter was 23% as compared to 2% in the same period of 2005. For the nine-month period ended September 30, 2006, we recorded an operating loss of $630,211, compared to an operating loss of $517,250 in the same period of 2005. The operating profit in the third quarter was mainly attributable to an increase in our gross profit margin.

Other income

Our other income were $61,160 and $124,400, respectively, in the three- and nine-month period ended September 30, 2006, as compared to $87,671 and $148,844 in the comparable periods in 2005. Our other income is mainly derived from a value added tax refund associated with software sales. Software sales in China are subject to a 17% value added tax. However, companies that develop their own software and have the software registered are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software sales, then the excess portion of the value added tax is refundable to us upon our application to tax authority. This policy is effective until 2010.

Net profit (loss)

In the three-month period ended September 30, 2006, we recorded a net profit of $443,774, or a basic and diluted profit of $0.01 per share, compared to a net profit of $141,326, or a basic and diluted profit of $0.00 per share in the same period of 2005. For the nine-month period ended September 30, 2006, we recorded a net loss of $520,720, or a basic and diluted loss of $0.01 per share, as compared to a net loss of $371,797 in the same period of 2005, or a basic and diluted loss of $0.00 per share.

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

Our accounts receivable balance at September 30, 2006 was $2,143,367, as compared to $861,000 at the end of 2005. The increase was mainly attributable to accounts receivable from Beijing Mobile and All China Logistics Online Co., Ltd.

Our inventory position at the end of the third quarter was $39,041, as compared to $264,839 at the end of 2005. At the end of 2005, we had several inventory items in the process of delivery to Beijing Mobile, which caused the 2005 year-end inventory to be larger than usual.

As of September 30, 2006, the amount due to stockholders was $893,929, as compared to $149,622 at the end of 2005. The amounts due to stockholders represented advances from stockholders. The Company, from time to time, received from or made repayments to major stockholders who are also the management of the Company. The amounts due to stockholders do not bear any interest and do not have clearly defined terms of repayment.

We ended the period with a cash position of $281,387. We had a negative operating cash flow of $971,825, which was primarily attributable to the increase in accounts receivable.

Although our revenues and operating results for any period are not necessarily indicative of future periods, we anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through 2006. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict. If we need to raise additional funds, we expect to raise those funds through new issuances of shares of our equity securities in one or more public offerings or private placements, or through credit facilities extended by lending institutions.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2006, we have not entered into any off-balance sheet arrangements with any individuals or entities.

CONTRACTUAL OBLIGATIONS

As of September 30, 2006, we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

October 1, 2006 to September 30, 2007	$286,283
October 1, 2007 to September 30, 2008	$7,667

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

As of September 30, 2006 and December 31, 2005, the amounts due to stockholders represented advances from stockholders.

Mr. Yi He, an officer and director of the Company, purchased the building located in Chengdu on behalf of the Company. By a stockholders' resolution passed on March 8, 1999, it was ratified that the title to the building belonged to SLAIT. The building has been pledged as collateral for the mortgage loan granted to Mr. Yi He. The related mortgage was in the name of Mr. Yi He. However the Company had agreed to pay Mr. Yi He amounts equal to the required mortgage payments. As of December 31, 2004, the amount of the mortgage loan were $44,584 ($53,010 as of December 31, 2003) and were included in “Amounts due to stockholders” on the balance sheet. In the last quarter of 2005, the mortgage loan was fully repaid and the title to the building was transferred to the Company.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Securities Holders. None.

Item 5. Other Information.

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit No. 3.1 of the Form 10-QSB for the quarter ended March 31, 2000, and filed on May 13, 2000.)

3.2	Bylaws dated May 11, 2000. (Incorporated by reference to Exhibit No. 3.2 of the Form 10-QSB for the quarter ended March 31, 2000, and filed on May 13, 2000.)

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

FORLINK SOFTWARE CORPORATION, INC.

Date: November 14, 2006	By:	/s/Yi He
Yi He
Chief Executive Officer

Date: November 14, 2006	By:	/s/Hongkeung Lam
Hongkeung Lam
Chief Financial and Accounting Officer