Form 10KSB
period 2006-12-31
FORLINK SOFTWARE CORP INC
filed 2007-04-02
CIK 866458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2006

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

011-8610 8802 6368
(issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer's revenues for the fiscal year ended December 31, 2006: $6,917,640.

As of March 14, 2007, the aggregate market value of the Common Stock held by non-affiliates, approximately 40,790,332 shares of Common Stock, was approximately $4,486,936 based on an average of the bid and ask prices of approximately $0.11 per share of Common Stock on such date.

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of March 14, 2007 was 89,924,707 shares.

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-KSB
FOR YEAR ENDED DECEMBER 31, 2006

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

PART I

Item 1.  Description of Business.

Company History and Recent Developments

Forlink Software Corporation, Inc. (the "Company" or the "Registrant" or "Forlink"), is a Nevada corporation which was originally incorporated on January 7, 1986 as Why Not?, Inc. under the laws of the State of Utah and subsequently reorganized under the laws of Nevada on December 30, 1993. From 1996 until 1999, the Company continued as an unfunded venture in search of a suitable business acquisition or business combination.

On November 3, 1999, the Company entered into a Plan of Reorganization with Beijing Forlink Software Technology Co., Ltd., (hereinafter "BFSTC"), under the terms of which BFSTC gained control of the Company. Pursuant to the Plan of Reorganization, the Company acquired 100% of the registered and fully paid-up capital of BFSTC in exchange for 20,000,000 shares of the Company's authorized, but unissued, common stock. BFSTC is engaged in the provision of computer software consultancy and engineering services and the development and sale of computer software in the People’s Republic of China (“PRC”). As a part of its computer consultancy and engineering services, BFSTC is also engaged in the sale of computer hardware. In June 2001, BFSTC changed its name to Forlink Technologies Co. Ltd. (“FTCL”).

In August 2001, the Company acquired Beijing Slait Science & Technology Development Limited Co. (“SLAIT”) pursuant to a Plan of Reorganization dated January 11, 2001. The Company issued 59,430,000 shares of its common stock to SLAIT’s original beneficial owners in exchange for 100% of the outstanding equity of SLAIT. As a result of the share exchange, the former beneficial owners of SLAIT own approximately 70% of the issued and outstanding shares of the Company. By virtue of the share exchange, SLAIT became a wholly-owned subsidiary of the Company. The Company also agreed to transfer RMB1,085,000 (approximately US$131,039) to the former owners of SLAIT. A change in control occurred in which all but one of the officers and directors of the Company resigned and two former directors (also former owners) of SLAIT became officers and directors of the Company. SLAIT provides application system integration technology and specializes in large volume transaction processing software for networks such as mobile phone billing and band operation. Subsequent to the acquisition, the principal activities of SLAIT have been gradually shifted to Forlink Technologies Co., Ltd. (“FTCL”). On February 13, 2004, SLAIT was officially dissolved in accordance with relevant PRC regulations. FTCL is the major operating company of Forlink in Beijing.

On June 18, 2003, Forlink Technologies (Hong Kong) Limited (“FTHK”) was incorporated in Hong Kong as a limited liability company. In December 2003, FTHK became a wholly owned subsidiary of Forlink. FTHK is an investment holding company. Because of the favorable business environment in Hong Kong, we can simplify and speed up investment transactions through this subsidiary. Through FTHK, on December 18, 2003, we invested $760,870 in a privately held PRC company, All China Logistics Online Co., Ltd. ("All China"), a leading provider of logistic services in China, in exchange for a 17.8% equity interest. Through this investment, we have become the second largest shareholder of All China and its sole software solution provider. FTHK is also responsible for directly importing hardware needed in the integration products from overseas companies, and which allows us to improve our hardware pass-through profit margin.

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

In compliance with PRC’s foreign investment restrictions on Telecom value-added services and other laws and regulations, we conduct our Telecom value-added services and application integration services for government organizations in China via Beijing Forlink Hua Xin Technology Co. Ltd. ("BFHX"). BFHX was established in the PRC on September 19, 2003 as a limited liability company. The registered capital of BFHX is $120,733 (RMB1,000,000) and has been fully paid up by March 31, 2005. Mr. Yi He and Mr. Wei Li were entrusted as nominee owners of BFHX to hold 70% and 30%, respectively, of the fully paid up capital of BFHX on behalf of Forlink, and Forlink is the primary beneficiary. BFHX is considered a Variable Interest Entity ("VIE") and because Forlink is the primary beneficiary, Forlink's consolidated financial statements include BFHX. Upon the request of Forlink, Mr. Yi He and Mr. Wei Li are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX. Mr. Yi He is the Chief Executive Officer, a director and a major stockholder of Forlink. Mr. Wei Li is the administration manager of FTCL.

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

On March 20, 2005, Beijing Forlink Kuanshi Technologies Limited (“BFKT”) was established as a limited liability company by BFHX and two individuals, Mr. Jianqiu Fang and Mr. Bizhao Zhong. BFHX, Mr. Fang and Mr. Zhong hold 70%, 10% and 20% of the fully paid up capital of BFKT, respectively. It is planned for BFKT to provide software and operation support to IPTV (Internet Protocol Television) operators.

On March 28, 2005, BFKT acquired 90% and 95% of shares of Qingdao Jiashi Technologies Limited (“QJT”) and Xiamen Kuanshi Technologies Limited (“XKT”), respectively. Both QJT and XKT were originally established by Mr. Yi He and Mr. Wei Li on March 4, 2005 and March 7, 2005 respectively. Pursuant to the agreement reached between BFHX and Mr. Wei Li, Mr. Wei Li was entrusted as nominee owner of QJT and XKT to hold 10% and 5%, respectively, of the fully paid up capital of QCT and XKT on behalf of BFHX and BFHX is the primary beneficiary. QCT and XKT did not commence operations since their respective dates of establishment, and both companies were deregistered in late 2006. A loss on disposal of XKT and QJT of $1,195 was incurred.

On October 24, 2005, Forlink entered on a definitive agreement to acquire a 17.5% equity interest from China Liquid Chemical Exchange Company Limited (“CLCE”), a limited liability company in PRC. Under the terms of the agreement, Forlink deployed the “For-online Electronic Trading System”, a proprietary, integrated software solution, to support the Exchange’s operations, including, but not limited to, online trading, online billing and payment, user authentication, customer care, in exchange for the 17.5% equity interest. This investment is expected to increase our return in this fast growing market.

On October 3, 2006, we entered into a Transfer of Right to Invest and Project Cooperation Agreement (“Statelink Agreement”) with, and acquired 22.73% registered capital in Guangxi Caexpo International Trade and Logistics Co., Ltd. (“Guangxi Caexpo”), a limited liability company incorporated in Guangxi, PRC, from, Statelink International Group, Ltd., a company incorporated in the British Virgin Islands (“Statelink”) for cash payment of $2,557,545 (RMB 20,000,000) by BFHX and issuance of 13,000,000 shares of our restricted common stock to Statelink. Thereafter, we also won the contract from Guangxi Caexpo (the “Guangxi Contract”) to build an “Electronic Trade and Logistics Information Platform and Call Center” (the “ETLI Platform/Call Center”).

On October 12, 2006, we invested $31,969 (RMB 250,000) in Wuxi Stainless Steel Exchange Co., Ltd. (“Wuxi”), a limited liability company in Wuxi, PRC, for a 12.5% equity interest. In addition, we have agreed to deploy a proprietary, integrated software solution (the “Software”), estimated at RMB 1,000,000 to support Wuxi’s operations.As of December 31, 2006, the Software has not yet been deployed.

On October 26, 2006, BFHX established a wholly owned subsidiary, Forlink Technologies (Guangxi) Limited (“FTGX”), as a limited liability company in Guangxi, PRC to perform the Guangxi Contract and build the ETLI Platform/Call Center. At the time of incorporation, BFHX injected RMB 20,000,000 (approximately US$2,557,545) as registered capital to FTGX.

Except for FTCD, which is currently under development stage, all of our major group companies, i.e. FTCL, FTHK, BFHX and FTGX are operating companies. During the reporting period, none of the group companies’ operations were discontinued or dissolved. Set forth below is a diagram illustrating our corporate structure as of December 31, 2006:

Subsequent Events

On January 14, 2007, the Company entered into a Share Transfer Agreement with a major shareholder of Wuxi for transfer of 2.5% of the Company’s interest in Wuxi to the major shareholder for cash payment of RMB 500,000. After the transfer, the Company retains 10% equity interest in Wuxi.

Overview of Our Business

The principal activities of the Company are the development and sale of network software systems and the provision of enterprise application system integration services in the PRC. The Company is also engaged in the sale of computer hardware.

We have four wholly owned subsidiaries, FTCL, FTHK, BFHX and FTGX. Through our subsidiaries, we are developing innovative products, solutions, project management skills, and the industry expertise necessary for the design and implementation of large-scale, specifications-intensive integrated application systems, software and Information Technology (“IT”) outsourcing services typically required by leading companies in telecom, logistic, finance, government, and other industry verticals.

Our head office is located in Beijing, with individual branch offices in Chengdu, Shenyang, Shanghai and Guangzhou. We also have a research and development (“R&D”) center located in Chengdu.

Employees

As of December 31, 2006, we have 278 employees, of which 270 are full-time. Approximately 244 of our full-time employees are software and information technology specialists engaged in research and development, maintenance and support activities. The remaining employees are sales, marketing and administrative personnel. As an incentive, we have created employee stock option plans that includes vesting provisions designed to encourage long-term employment.

Products and Solutions

Our application solutions are developed on Enterprise Application Integration (EAI) platforms. Some of our major product offerings include:

•
ForOSS: Our solution for Business & Operation Support Systems (BSS/OSS) for telecom carriers, particularly China Mobile. It consists of software products designed to support existing and expanding business operations of communications companies. ForOSS supports billing, customer care, customer relation management, accounting, decision support and other internal functionalities.

•	ForRMS: Forlink Resources Management System is an integrated platform designed to improve enterprises and organizations’ resources management systems.

•
For-Online: For-Online is an Enterprise Application Integration platform designed to deliver ASP (Application Service Provider) services over the internet. The applications that can be delivered over the internet include many of Forlink’s flagship products, such as ForRMS (Resources Management System), For-Mail (E-mail system), For-ISMG (Internet Short Message Gateway), For-Online Electronic Trading System, and other Web-related applications.

Distribution Methods of the Products and Services

We mainly sell our products and services directly to our customers. We also utilize distribution partners to sell our products and services.

Research and Development

We are committed to continuously researching, designing and developing information technology solutions and software products that meet the needs of our customers. Our R&D expenses in 2006 and 2005 were $1,730,760 and $1,315,654, respectively.

Status of New Product or Service

In May 2004, we launched version 1.0 of “For-online”, which delivers enterprise applications and services over the Internet to Small and Medium-sized Enterprises (SMEs) in China. Since then, we have been continuously upgrading For-online to enhance its performance and to provide added features and functions. The current For-online version is 3.1, which was launched in September of 2006.

Market Opportunities

Based on our extensive market research and industry insights, we believe that the major market opportunities for our business include the following: EAI (Enterprise Application Integration), ASP (Application Services Provider), Software and IT outsourcing.

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

Expand our software outsourcing and ASP (Application Services Provider) services to enhance our value chains. Currently, we are working with University of Sichuan, a prestigious university in Southern China, to establish and improve our software factory’s outsourcing services and ASP services. We are also increasing our investments in these areas. As an important milestone, we have achieved Level 2 (Managed Level of Software Process Maturity) of Capability Maturity Model® Integration (CMMI). The CMMI project is a key technical initiative at the Software Engineering Institute (SEI). Based on the internationally recognized Capability Maturity Model (CMM®) framework for software process improvement, CMMI provides an integrated approach to process improvement. It is a new and more demanding model for assessing a company's software engineering capability and the maturity of an organization's processes. As an internationally recognized CMMI Level 2 company, our software factory can provide trusted software outsourcing services at a lower price for overseas companies. At the same time, our research and development capabilities will enhance our value chains by serving as a shared support platform for our other services, including our EAI and ASP services. We believe our investments in the above-described areas will enhance our value chains and further consolidate our leading position as a professional software and IT services provider.

Improve corporate governance and financial standing. To maximize our shareholders’ value, we are continuously striving to improve our corporate governance and our financial standing. It is our goal to apply for NASDAQ listing in the future when the listing requirements are met.

Our Competitive Strengths

•	Professional Software Development And Services System.

Forlink has passed the ISO9001:2000 international quality assurance system certification and CMMI (Capability Maturity Model Integration) Level 2 certification. This indicates that Forlink’s software development and services system is in compliance with international standards. Our professional software development and services system has substantially strengthened our competitive advantages by ensuring that we are in compliance with all relevant international standards and regulations for business.

•	Fourteen Years Of Experience In Industry Applications With Proven Solutions And Products.

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

•	Established Customer Relationships.

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

•	A Strong And Stable Management Team.

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

•
Product Partners. These partners provide products and solutions to be integrated in our solutions. We are authorized resellers of Hewlett Packard (“HP”), Sun, EMC, Oracle and CISCO systems. We were awarded by HP for The Excellent sales achievement prize in 1999 and the Best Co-operation prize in 1999.

•
Technology Development Partners. These partners provide technology (through licensing or other arrangements) for our solutions or for joint development. Our major technology development partners include HP, Oracle, BEA, IONA, Redhat, Turbolinux, and Redflag-linux.

•
Marketing and Product Partners. These partners provide products and/or technology to be bundled with our solutions and products for marketing purposes. Our marketing and product partners include HP, Intel, IBM, Sun, Compaq, Oracle, Informix, CA, Lenovo, Founder, and Digital China.

•	Distribution Partners. These partners distribute our solutions and products to our customers. Our distribution partners include Beijing Federal.

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

Dependence on Major Customers

As of December 31, 2006, approximately 71% of the Company's total net revenues were generated by two customers who each accounted for more than 10% of such revenues. The loss of any and/or all of these customers could have a material adverse effect on our business.

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

During the fiscal years ended December 31, 2002, 2003, 2004 and 2005, 2006 sales to Beijing Mobile Communication Company were, $8,229,159, $8,999,662, $9,002,191, $4,122,370 and $4,244,266 respectively, and such sales accounted for, 88%, 96%, 89% 70% and 61% of our revenue for these periods, respectively.

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

As discussed above, the Company won the Guangxi Contract in 2006 to build the ETLI Platform/Call Center. With the implementation of Guangxi Contract, we expect Guangxi Caexpo to be a major customer for the Company in the subsequent years.

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

As of December 31, 2006, we have been issued 52 patents in the PRC that are currently in force and we have 2 patent applications pending in the PRC. The normal expiration dates of our issued patents in the PRC range from 2026 to 2030. It is possible that we will not receive patents for every application we file. Furthermore, our issued patents may not adequately protect our technology from infringement or prevent others from claiming that our products infringe the patents of those third parties. Our failure to protect our intellectual property could materially harm our business. In addition, our competitors may independently develop similar or superior technology, duplicate our products, or design around our patents. It is possible that litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could materially harm our business.

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

Environmental matters

None.

SEC Reports Available on Website

The Company’s Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website (http://www.forlink.com) when such reports are available on the U.S. Securities and Exchange Commission (“SEC”) website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

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

In addition, we currently have three regional field support offices in the PRC, namely, in Shanghai, Chengdu and Guangzhou.

We believe that the current facilities occupied by the Company and its subsidiaries will be able to meet the Company’s operational needs for the coming year.

Item 3.  Legal Proceedings.

The Company is not a party to any legal proceedings and to the Company's knowledge, no such proceedings are threatened or contemplated. At this time, the Company has no bankruptcy, receivership, or similar proceedings pending.

Item 4.  Submission of Matter to a Vote of Security Holders.

The Company did not submit any matters to a vote of the shareholders in the fourth quarter of 2006.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

The Common Stock of the Company is currently trading on the Over the Counter Bulletin Board system under the symbol "FRLK". There is no assurance that the Common Stock will continue to be quoted or that any liquidity exists for the Company’s shareholders.

The following table sets forth the range of high and low bid prices for the Company's Common Stock for each quarterly period indicated, as reported by the Yahoo’s Finance website. Quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual trades.

Common Stock

Quarter Ended	High Bid	Low Bid
December 31, 2006	$0.22	$0.07
September 30, 2006	$0.09	$0.02
June 30, 2006	$0.07	$0.02
March 31, 2006	$0.10	$0.06

December 31, 2005	$0.12	$0.06
September 30, 2005	$0.11	$0.07
June 30, 2005	$0.17	$0.07
March 31, 2005	$0.23	$0.17

Holders

As of March 14, 2007, there were 98,224,707 shares of the Company's common stock outstanding held of record by approximately 550 persons (not including beneficial owners who hold shares at broker/dealers in “street name”).

Dividends

The Company has never paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future. The Company currently intends to retain its earnings for the operation and expansion of its business.

Sales of Unregistered Securities

On October 3, 2006, the Company issued a total of 13,000,000 shares of the Company’s restricted common stock to Statelink International Group, Ltd. (“Statelink”) as a part of the Company’s considerations pursuant to a Transfer of Right to Invest and Project Cooperation Agreement. The fair market value of the Company’s common stock as of October 3, 2006 was $0.08 per share. The issuance to Statelink was made pursuant to Section 4(2) of the Securities Act of 1933 and pursuant to Regulation D promulgated thereunder.

Repurchases of Equity Securities

The Company did not repurchase any of its outstanding equity securities during the fourth quarter of the year ended December 31, 2006.

Item 6. Management’s Discussion and Analysis or Plan of Operation

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

During the fiscal years ended December 31, 2002, 2003, 2004, 2005, and 2006 sales to Beijing Mobile Communication Company were $8,229,159, $8,999,662, $9,002,191, $4,122,370, and $4,244,266 respectively, accounting for 88%, 96%, 89%, 70% and 61%, of our revenue for these periods, respectively.

We believe that there are opportunities for us to expand into new business areas and to grow our business not only internally but through acquisitions.

On October 3, 2006, we entered into a Transfer of Right to Invest and Project Cooperation Agreement (“Statelink Agreement”) with, and acquired 22.73% registered capital in Guangxi Caexpo International Trade and Logistics Co., Ltd. (“Guangxi Caexpo”), a limited liability company incorporated in Guangxi, PRC, from, Statelink International Group, Ltd., a company incorporated in the British Virgin Islands (“Statelink”) for cash payment of $2,557,545 (RMB 20,000,000) by BFHX and issuance of 13,000,000 shares of our restricted common stock to Statelink. Thereafter, we also won the contract from Guangxi Caexpo (the “Guangxi Contract”) to build an “Electronic Trade and Logistics Information Platform and Call Center” (the “ETLI Platform/Call Center”).

On October 12, 2006, we invested $31,969 (RMB 250,000) in Wuxi Stainless Steel Exchange Co., Ltd. (“Wuxi”), a limited liability company in Wuxi, PRC, for a 12.5% equity interest. In addition, we have agreed to deploy a proprietary, integrated software solution (the “Software”), estimated at RMB 1,000,000 to support Wuxi’s operations. As of December 31, 2006, the Software has not yet been deployed.

On October 26, 2006, BFHX established a wholly owned subsidiary, Forlink Technologies (Guangxi) Limited (“FTGX”), as a limited liability company in Guangxi, PRC to perform the Guangxi Contract and build the ETLI Platform/Call Center. At the time of incorporation, BFHX injected RMB 20,000,000 (approximately US$2,557,545) as registered capital to FTGX. FTGX commenced business in late 2006.

For a description of our acquisitions and other business activities prior to 2006, please refer to the section entitled “Company History and Recent Developments” under Item 1 (Description of Business) of Part I of this annual report.

Revenues

Our business includes Forlink brand "For-series" software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and “For-series” related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

	Year Ended December 31,
	2006	2005
Sales of For-series software	$2,722,368	$2,545,383
as a percentage of net sales	39%	43%

For-series related system integration	$4,195,272	$3,366,940
as a percentage of net sales	61%	57%

As indicated in the foregoing table, sales of For-series software as a percentage of net sales decreased from 43% in 2005 to 39% in 2006, while sales of For-series related system integration as a percentage of net sales increased from 57% in 2005 to 61% in 2006. These changes were mainly attributable to our strategy of increasing software sales and reducing low profit margin hardware projects. And the increased sales of For-series related system integration was also attributable to increased competition in the system integration market.

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

Hong Kong profits tax is calculated at 17.5% on the estimated assessable profits of FTHK for the period. No provision for EIT and Hong Kong profits tax were made for FTCL, BFHX, FTCD, FTGX and FTHK as they have not gained taxable income for the year.

The EIT rates for FTCD, BFKT, QJT and XKT range from 15% to 33%. No provision for EIT was made for BFKT for the fiscal year 2006 as it had not commenced operations during the year. No provision was provided for QJT and XKT because both entities did not commence operations after they were established and both entities were deregistered during the year.

Revenue from the sale of hardware procured in China together with revenue from the related system integration is subject to a 17% value added tax. Although sales of software in China are subject to a 17% value added tax as well, companies that develop their own software and have the software registered are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software sales, the excess portion of the value added tax is refundable upon our application to the tax authority. This policy is effective until 2010. Changes in Chinese tax laws may adversely affect our future operations.

Foreign Exchange

Our functional currency is United States Dollars (USD) and our financial records are maintained and the financial statements prepared in USD. The functional currency of FTHK is Hong Kong Dollars (HKD) and the financial records are maintained and the financial statements prepared in HKD. The functional currency of Slait, FTCL, BFHX and FTCD is Renminbi (RMB) and the financial records are maintained and the financial statements are prepared in RMB.

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

The financial statements of our operations based outside of the United States have been translated into USD in accordance with SFAS 52. We have determined that the functional currency for each of the Company’s foreign operations is its applicable local currency. When translating functional currency financial statements into USD, year-end exchange rates are applied to the consolidated balance sheets, while average period rates are applied to consolidated statements of operations. Translation gains and losses are recorded in translation reserve as a component of shareholders’ equity.

The value of the RMB is subject to changes in China’s central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Since 1994, the conversion of RMB into foreign currencies, including USD, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate generally has been stable. In July 2005, the Chinese government announced that it would no longer peg its currency exclusively to USD but would instead switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies yet to be named by the People’s Bank of China, and this may increase the volatility of RMB as compared to USD. The exchange rate of RMB to USD changed from RMB 8.28 to 8.11 in late July 2005.

Exchange rates between USD, HKD and RMB had minimal fluctuations during the periods presented. The rates ruling for 2006 and 2005 are USD1: HKD7.75: RMB 7.82 and USD1: HKD7.75: RMB8.11, respectively.

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

Revenue Recognition

We generally provide services under multiple element arrangements, which include software license fees, hardware and software sales, provision of system integration services including consulting, implementation, and software maintenance. We evaluate revenue recognition on a contract-by-contract basis as the terms of each arrangement vary. The evaluation of the contractual arrangements often requires judgments and estimates that affect the timing of revenue recognized in the statements of operations. Specifically, we may be required to make judgments about:

•	whether the fees associated with our products and services are fixed or determinable;

•	whether collection of our fees is reasonably assured;

•	whether professional services are essential to the functionality of the related software product;

•	whether we have the ability to make reasonably dependable estimates in the application of the percentage-of-completion method; and

•	whether we have verifiable objective evidence of fair value for our products and services.

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

For hardware transactions where software is incidental, we do not apply separate accounting guidance to the hardware and software elements. We apply the provisions of EITF 03-05, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” (EITF 03-05). Per EITF 03-05, if the software is considered not essential to the functionality of the hardware, then the hardware is not considered “software related” and is excluded from the scope of SOP 97-2. Such sale of computer hardware is recognized as revenue on the transfer of risks and rewards of ownership, which coincides with the time when the goods are delivered to customers and title has passed, pursuant to SAB 104.

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

We consider the applicability of EITF 00-3, “Application of AICPA Statement of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware”, to the hosting services arrangements on a contract-by-contract basis. If we determine that the customer does not have the contractual right to take possession of our software at any time during the hosting period without significant penalty, SOP 97-2 does not apply to these contracts in accordance with EITF 00-3. Accordingly, these contracts would be accounted for pursuant to SAB 104.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instruments (FAS155), an amendment of FAS 140 and FAS 133. FAS155 permits the Company to elect to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under FAS 133. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irreversible. The Statement will be effective for all instruments acquired, issued, or subject to a re-measurement event occurring after the beginning of the Company’s fiscal year that begins after September 15.2006, with earlier adoption permitted as of the beginning of the Company’s 2006 fiscal year, provided that financial statements for any interim period of that fiscal year have not yet been issued. We do not expect the adoption of FAS155 will have a material impact on our financial position or results of operations.

In March 2006, the FASB issued FAS 156 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 156), an amendment to portions of FAS 133, FAS 140 and FTB 87-3. FAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Derivative instruments used to mitigate the risks inherent in servicing assets and servicing liabilities must be accounted for at faire value. Under FAS 156 an election can also be made for subsequent fair value measurement fo servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. This Statement will be effective beginning the first fiscal year that begins after September 15, 2006. We do not expect the adoption of FAS 156 will have a material impact on our financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109( FIN48). This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxed. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect that this Interpretation will have a material impact on our financial position, results of operations or cash flows.

In June 2006, the EITF reached consensus on and ratified EITF Issue 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF 06-03). The scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The Task Force concluded that the presentation of taxes within the scope of the Issue on either a gross (included in revenues and costs ) or a net ( excluded from revenues ) basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The consensus in this Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. We believe the adoption of EITF 06-03 will not have a material impact on our method for recording and reporting these types of taxes in our consolidated financial statements, as the Company’s policy is to exclude all such taxes from revenue.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We adopted the provision of SAB 108 in fiscal year 2006, which had no impact on our financial statements.

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

In September 2006, the FASB issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans ( FAS 158). FAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The requirement set forth in FAS 158 that we recognize the funded status of a benefit plan, and the disclosure requirements of FAS 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of FAS 158 did not have any effect on our financial position at December 31, 2006.

Consolidated Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales

Our net sales increased 17% to $6,917,640 in 2006, from $ 5,912,323 in 2005. Sales of For-series software increased 7% to $2,722,368 in 2006, from $2,545,383 in 2005. Sales of For-series related system integration increased 24% to $4,195,272from $3,366,940 in 2005. The increase in net sales was mainly attributable to our strategy of increasing software sales and reducing low profit margin hardware projects. The increased sales of For-series related system integration was also attributable to increased competition in the system integration market.

Cost of Sales.

Our cost of sales decreased 23% to $ 2,914,754 in 2006, from $ 3,772,620 in 2005. The decrease was mainly due to decreased hardware pass-through.

Gross Profit.

Gross profit increased 87% to $4,002,886 in 2006, from $2,139,703 in 2005. The increase was mainly due to an increased percentage of net sales of software and service and decreased cost of sales. Gross profit margin increased 61% to 58% in 2006, from 36% in 2005.

Operating Expenses.

Total operating expenses increased 5% to $3,910,507 in 2006, from $3,711,242 in 2005. The increase resulted largely from increases in selling expenses, and research and development expenses.

Selling expenses increased 9% to $818,146 in 2006, from $750,264 in 2005. This increase was primarily due to our increased advertising expenses and sales efforts to market our fast growing ASP (Application Service Provider) services “For-online”, our IT outsourcing services, as well as our EAI (Enterprise Application Integration) services.

Research and development expenses increased 32% to $1,730,760 in 2006, from $1,315,654 in 2005 due to our continued focus on developing new products and solutions to increase our competitive advantages.

General and administrative expenses decreased 17% to $1,361,601 in 2006, from $1,645,324 in 2005. The decrease was primarily due to reduced rent expenses.

Operating Profit (Loss).

We recorded an operating profit of $92,379 in 2006 as compared to an operating loss of $1,571,539 in 2005, an increase of 106%. The increase was largely due to increased net sales, and decreases in cost of sales and general and administrative expenses, as discussed above.

Other income

Our other income increased 14% to $210,724 in 2006, from $184,029 in 2005. This increase was mainly due to increased software sales. Our other income comes from a value added tax refund associated with software sales. Software sales in China are subject to a 17% value added tax. However, companies that develop their own software and have the software registered are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software sales, then the excess portion of the value added tax is refundable to us upon our application to tax authority. This policy is effective until 2010.

Net (Loss) / Profit.

We recorded a net income of $305,497 in 2006, or basic and diluted profit of $0.00 per share, as compared to net loss of $1,394,177 in 2005, or basic and diluted loss of $0.02 per share.

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

Our accounts receivable balance at December 31, 2006 was $1,886,251, as compared to $861,000 at the end of 2005. The increase is mainly attributable to receivables from Beijing Mobile and All China Logistics Online Co., Ltd.

Our inventory position at the end of 2006 was $34,182, as compared to $264,839 at the beginning of the year. At the end of 2005, we had several inventory items in the process of delivery to Beijing Mobile. This caused the 2005 year-end inventory to be larger than usual.

We ended the year with a cash position of $427,195. We had positive operating cash flow of $1,852,296, primarily due to net profit and an increase in customer deposits.

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

Off-Balance Sheet Arrangements

As of December 31, 2006, we have not entered into any off-balance sheet arrangements with any individuals or entities.

Contractual Obligations

As of December 31, 2006, we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

Date	Rent Payment Due
January 1, 2007 to December 31, 2007	$164,309
January 1, 2008 to December 31, 2008	$3,227

Related Party Transactions

The Company, from time to time, received from or made repayments to one major stockholder who is also a member of the management of the Company. The amounts due from/to stockholders do not bear any interest and do not have clearly defined terms of repayment.

As of December 31, 2006 and December 31, 2005, the amounts due to stockholders represented advances from stockholders.

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

CURRENCY EXCHANGE RATE RISK DUE TO FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN U.S. DOLLARS AND RENMINBI

The functional currency of our operations is Renminbi and our financial statements are expressed in U.S. dollars. As a result, we are subject to the effects of exchange rate fluctuations between these currencies. In July 2005, the Chinese government announced that it would no longer peg its currency exclusively to US dollar but instead would switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies determined by the People’s Bank of China. The exchange rate of RMB to USD changed from RMB 8.28 to RMB 7.82 in late December 2006.Any future devaluation of the Renminbi against the U.S. dollars may have an adverse effect on our reported net income. As our operations are conducted in the PRC, substantially all our revenues, expenses, assets and liabilities are denominated in Renminbi. In general, our exposure to foreign exchange risks should be limited. However, the value in our shares may be affected by the foreign exchange rate between the U.S. dollar and the Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, a decline in the value of Renminbi could reduce the U.S. dollar equivalent of the value of the earnings from, and our investment in, our subsidiaries in the PRC; while an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce risks.

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
December 31, 2006 and 2005

Forlink Software Corporation, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and stockholders of
Forlink Software Corporation, Inc.

We have audited the accompanying consolidated balance sheets of Forlink Software Corporation, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. The audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forlink Software Corporation, Inc. as of December 31, 2006 and 2005 and the results of its consolidated operations and cash flows for the years ended December 31, 2006 and 2005, in conformity with generally accepted accounting principles in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”.

BDO McCabe Lo Limited

Hong Kong, March 31, 2007

Forlink Software Corporation, Inc.

Consolidated Balance Sheets

(Expressed in US Dollars)

	December 31,	December 31,
	2006	2005
ASSETS

Current assets
Cash and cash equivalents	$427,195	$589,781
Accounts receivable (Note 3 and 6)	1,886,251	861,000
Other receivables, deposits and prepayments (Note 4)	242,888	515,787
Other tax recoverable (Note 12)	-	32,350
Inventories (Note 5)	34,182	264,839
Total current assets	2,590,516	2,263,757

Property, plant and equipment (Note 7)	728,710	884,108
Long term investments (Note 8)	4,322,289	760,870
Goodwill (Note 9)	1,684,023	1,684,023
Total assets	$9,325,538	$5,592,758

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short term borrowings (Note 13)	$-	$246,609
Accounts payable	155,204	762,593
Amounts due to stockholders (Note 6)	819,491	149,622
Customer deposits	2,634,705	580,482
Other payables and accrued expenses (Note 10)	549,424	287,246
Income tax payable (Note 11)	-	-
Other taxes payable (Note 12)	187,436	-
Total current liabilities	$4,346,260	$2,026,552

Commitments and contingencies (Note 14)

Stockholders’ equity
Common stock, par value $0.001 per share;
100,000,000 shares authorized; 98,224,707and
85,224,707 shares issued and 89,924,707 and 76,924,707 shares outstanding, respectively	$98,225	$85,225
Treasury stock	(215,800)	(215,800)
Additional paid-in capital	9,908,715	8,949,810
Accumulated losses	(5,026,137)	(5,331,634)
Accumulated other comprehensive income	214,275	78,605
Total stockholders’ equity	$4,979,278	$3,566,206
Total liabilities and stockholders’ equity	$9,325,538	$5,592,758

See accompanying notes to consolidated financial statements.

Forlink Software Corporation, Inc.

Consolidated Statements of Operations

(Expressed in US Dollars)

	Year ended December 31, 2006	Year ended December 31, 2005

Net sales (Note 2 and 6)	$6,917,640	$5,912,323

Cost of sales	(2,914,754)	(3,772,620)

Gross profit	4,002,886	2,139,703

Selling expenses	(818,146)	(750,264)

Research and development expenses	(1,730,760)	(1,315,654)

General and administrative expenses	(1,361,601)	(1,645,324)

Operating profit/(loss)	92,379	(1,571,539)

Loss from equity method investee	0	(37,516)

Loss on disposal of subsidiaries (Note 1)	(1,195)	0

Interest income	3,589	3,098

Interest expenses	0	(3,231)

Other income, net (Note 12)	210,724	184,029

Profit/(loss) before income tax	305,497	(1,425,159)

Income tax (Note 11)	0	30,982

Net profit/(loss)	$305,497	$(1,394,177)

Earnings/(loss) per share - basic and diluted	$0.00	$(0.02)

Weighted average common shares outstanding - basic and diluted	80,130,186	76,897,785

See accompanying notes to consolidated financial statements.

Forlink Software Corporation, Inc.

Consolidated Statement of Stockholders’ Equity

(Expressed in US Dollars)

	Common Stock
	Number of Share Issued	Number of Share Outstanding	Number of Treasury Stock	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated other comprehensive income	Retained Profits/ (Accumulated Losses)	Total Stockholders’ Equity	Comprehensive Income/ (Losses)

Balance, December 31, 2004	85,088,207	76,788,207	8,300,000	$85,088	$(215,800)	$8,936,297	$-	$(3,937,457)	$4,868,128	$

Shares issued under Plan 2002	136,500	136,500	-	137	-	13,513	-	-	13,650		-

Net loss for the year	-	-	-	-	-	-	-	(1,394,177)	(1,394,177)		(1,394,177)

Translation reserve	-	-	-	-	-	-	78,605	-	78,605		78,605

Comprehensive income	-	-	-	-	-	-	-	-	-		$(1,315,572)

Balance, December 31, 2005	85,224,707	76,924,707	8,300,000	$85,225	$(215,800)	$8,949,810	$78,605	$(5,331,634)	$3,566,206

Shares issued	13,000,000	13,000,000	-	13,000	-	958,905	-	-	971,905		-

Net profit for the year	-	-	-	-	-	-	-	305,497	305,497		305,497

Translation reserve	-	-	-	-	-	-	135,670	-	135,670		135,670

Comprehensive income	-	-	-	-	-	-	-	-	-		$441,167

Balance, December 31, 2006	98,224,707	89,924,707	8,300,000	$98,225	$(215,800)	$9,908,715	$214,275	$(5,026,137)	$4,979,278

See accompanying notes to consolidated financial statements.

Forlink Software Corporation, Inc.

Consolidated Statements of Cash Flows
(Decrease)/Increase in Cash and Cash Equivalents

(Expressed in US Dollars)

	Year Ended December 31,
	2006	2005
Cash flows from operating activities
Net income/(loss)	$305,497	$(1,394,177)
Adjustments to reconcile net income to
net cash provided by/(used in) operating activities
Depreciation of property, plant and equipment	205,000	171,037
Loss on disposal of property, plant and equipment	8,047	-
Loss from equity method investee	-	37,516
Loss on disposal from subsidiaries	1,195	-

Change in:
Accounts receivable	(962,900)	(210,779)
Other receivables, deposits and prepayments	285,975	(62,378)
Inventories	231,879	(234,763)
Accounts payable	(639,597)	483,062
Customer deposits	1,960,011	143,196
Other payables and accrued expenses	244,105	78,263
Income tax payable	-	(31,754)
Other taxes payable	213,084	(228,550)

Net cash provided by/(used in) operating activities	1,852,296	(1,249,327)

Cash flows from investing activities
Acquisition of property, plant and equipment	(30,945)	(380,777)
Disposal of subsidiary	(1,195)	-
Cash payment associated with long term investments	(2,589,514)	-

Net cash used in investing activities	(2,621,654)	(380,777)

Cash flows from financing activities
(Repayment to)/proceeds from short term borrowings	(246,609)	246,609

Advances from/(repayment to) stockholders	660,230	(435,324)
Proceeds from issuances of common stock under Plan 2002	-	13,650

Net cash provided by/(used in) financing activities	413,621	(175,065)

Effect of exchange rate changes on cash and cash equivalents	193,151	96,119

Net decrease in cash and cash equivalents	(162,586)	(1,709,050)

Cash and cash equivalents at beginning of year	589,781	2,298,831

Cash and cash equivalents at end of year	$427,195	$589,781

Supplemental disclosure of cash flow information
Income tax paid	$-	$772
Interest paid	$-	$3,231

See accompanying notes to consolidated financial statements.

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Forlink Software Corporation, Inc. (“Forlink”) established on January 11, 2001 by the acquisition of Beijing Slait Science & Technology Development Limited Co., (“Slait”) a limited liability company established in the People’s Republic of China (the “PRC”) on January 25, 1998.

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

On June 14, 2004, Forlink Technologies (Chengdu) Limited (“FTCD”) was established as a limited liability company in Chengdu, PRC. In September 2004, FTHK invested $750,000 in FTCD, since then FTCD became a wholly owned subsidiary of FTHK. In April, 2006, FTHK further invested $130,000 in FTCD. The registered capital of FTCD is $5,000,000 and the fully paid up capital was $880,000 as of December 31, 2006. FTCD has commenced operations in late 2005.

On March 20, 2005, Beijing Forlink Kuanshi Technologies Limited (“BFKT”) was established as a limited liability company by BFHX and two individuals, Mr. Jianqiu Fang and Mr. Bizhao Zhong, who hold 70%, 10% and 20% of fully paid up capital of BFKT, respectively. The registered capital of BFKT is $120,733 (RMB1,000,000) and was fully paid up on March 16, 2005. After being set up, BFKT acquired 90% and 95% of shares of Qingdao Jiashi Technologies Limited (“QJT”) and Xiamen Kuanshi Technologies Limited (“XKT”), respectively, on March 28, 2005. Both QJT and XKT were originally established by Mr. Yi He and Mr. Wei Li on March 4, 2005 and March 7, 2005, respectively. Pursuant to the agreement reached between BFHX and Mr. Wei Li, Mr. Wei Li was entrusted as nominee owner of QJT and XKT to hold 10% and 5%, respectively, of the fully paid up capital of QCT and XKT on behalf of BFHX and BFHX is the primary beneficiary. XKT and QJT have not commenced operation since the dates of establishment and both companies were deregistered in late 2006. A loss on disposal of XKT and QJT of $1,195 was incurred.

On October 24, 2005, Forlink entered into a definitive agreement to acquire 17.5% equity interest from China Liquid Chemical Exchange Company Limited (“CLCE”), a limited liability company in PRC. Under the terms of the agreement, Forlink deployed the “For-online Electronic Trading System”, a proprietary, integrated software solution, to support the Exchange’s operations, including, but not limited to, online trading, online billing and payment, user authentication, customer care, in exchange for 17.5% equity interest. This investment has been recognized as corporate joint venture and is accounted for under the equity method of accounting, under SOP 78-9. CLCE has not commenced operation since its date of establishment. This investment will increase the Company return in this fast growing market.

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS - Continued

On October 26, 2006, BFHX established a wholly owned subsidiary of Forlink Technologies (Guangxi) Limited (“FTGX”) as a limited liability company in Guangxi, PRC. BFHX injected $2,557,545 (RMB20,000,000) registered capital to FTGX. FTGX is responsible to build an “Electronic Trade and Logistics Information Platform and Call Center” for the use of Guangxi Caexpo International Trade and Logistics Co., Ltd, an affiliate of BFHX. FTGX commenced business in late 2006.

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

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of Forlink and its subsidiaries, namely, FTCL, FTHK, BFHX, FTCD, BFKT, FTGX, QJT and XKT. All intercompany transactions and balances have been eliminated.

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

In November 2005, the FASB issued FSP No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The Company adopted the alternative transition method provided in the FSP for calculating the tax effects of share-based compensation pursuant to FAS 123(R) in the fourth quarter of fiscal 2006. The alternative transition method includes simplified methods to establish the beginning balance of the Additional Paid-in Capital (“APIC”) pool related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of FAS 123(R). The adoption did not have a material impact on the Company’s results of operations and financial position.

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

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES - Continued

Stock Based Compensation - Continued

The Company did not adopt any new share-based compensation plans during the year. No stock plans were exercised for the year ended December 31, 2006.

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

Year ended December 31, 2005

Net profit/(loss), as reported	$(1,394,177)
Deduct: Stock-based compensation expense determined under fair value based method	(32,350)

Pro forma net profit/(loss)	$(1,426,527)

Earnings per share:
Basic - Reported	(0.02)
- Pro forma	(0.02)
Diluted - Reported	(0.02)
- Pro forma	(0.02)

Recent Accounting Pronouncements

In February 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instruments (FAS155), an amendment of FAS 140 and FAS 133. FAS155 permits the Company to elect to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under FAS 133. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irreversible. The Statement will be effective for all instruments acquired, issued, or subject to a re-measurement event occurring after the beginning of the Company's fiscal year that begins after September 15, 2006, with earlier adoption permitted as of the beginning of the Company's 2006 fiscal year, provided that financial statements for any interim period of that fiscal year have not yet been issued. The Company does not expect the adoption of FAS155 to have a material impact on its financial position or results of operations.

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements - Continued

In March 2006, the FASB issued FAS 156 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 156), an amendment to portions of FAS 133, FAS 140 and FTB 87-3. FAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Derivative instruments used to mitigate the risks inherent in servicing assets and servicing liabilities must be accounted for at fair value. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will be effect beginning the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS 156 to have a material impact on its financial position or results of operations.

In June 2006, the EITF reached consensus on and ratified EITF Issue 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF 06-03). The scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The Task Force concluded that the presentation of taxes within the scope of the Issue on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The consensus in this Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company believes the adoption of EITF 06-03 will not have a material impact on its method for recording and reporting these type taxes in its consolidated financial statements, as the Company’s policy is to exclude all such taxes from revenue.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48).  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on its financial position, results of operations or cash flows.

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements - Continued

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company adopted the provision of SAB 108 in fiscal year 2006, which had no impact on the Company’s financial statements.

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

In September 2006, the FASB issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (FAS 158). FAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The requirement by FAS 158 to recognize the funded status of a benefit plan and the disclosure requirements of FAS 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of FAS 158 did not have any effect on the Company’s financial position at December 31, 2006.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

The value of the RMB is subject to changes in China’s central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Since 1994, the conversion of RMB into foreign currencies, including USD, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate generally has been stable. In July 2005, the Chinese government has announced that it will no longer peg its currency exclusively to USD but will switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies yet to be named by the People’s Bank of China, which will likely increase the volatility of RMB as compared to USD. The exchange rate of RMB to USD changed from RMB8.28 to RMB8.11 in late July 2005.

Exchange rates between US$, HK$ and RMB has a little fluctuation during the years presented. The rates ruling of 2006 and 2005 are US$1: HK$7.75: RMB7.82 and US$1: HK$7.75: RMB8.11, respectively. The weighted average rates ruling for year ended December 31, 2006 and December 31, 2005 are US$1: HK$7.75 and RMB7.98 and US$1: HK$7.75: RMB8.195 respectively.

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES - Continued

Revenue Recognition

The Company generally provides services under multiple element arrangements, which include software license fees, hardware and software sales, provision of system integration services including consulting, implementation, and software maintenance. The Company evaluates revenue recognition on a contract-by-contract basis as the terms of each arrangement vary. The evaluation of the contractual arrangements often requires judgments and estimates that affect the timing of revenue recognized in the statements of operations. Specifically, the Company may be required to make judgments about:

•	whether the fees associated with our products and services are fixed or determinable;

•	whether collection of our fees is reasonably assured;

•	whether professional services are essential to the functionality of the related software product;

•	whether we have the ability to make reasonably dependable estimates in the application of the percentage-of-completion method; and

•	whether we have verifiable objective evidence of fair value for our products and services.

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

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES - Continued

Revenue Recognition - Continued

For hardware transactions where software is incidental, we do not apply separate accounting guidance to the hardware and software elements. We apply the provisions of EITF 03-05, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” (EITF 03-05). Per EITF 03-05, if the software is considered not essential to the functionality of the hardware, then the hardware is not considered “software related” and is excluded from the scope of SOP 97-2. Such sale of computer hardware is recognized as revenue on the transfer of risks and rewards of ownership, which coincides with the time when the goods are delivered to customers and title has passed, pursuant to SAB 104.

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

The Company consider the applicability of EITF 00-3, “Application of AICPA Statement of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware”, to the hosting services arrangements on a contract-by-contract basis. If the Company determine that the customer does not have the contractual right to take possession of the Company’s software at any time during the hosting period without significant penalty, SOP 97-2 does not apply to these contracts in accordance with EITF 00-3. Accordingly, these contracts would be accounted for pursuant to SAB 104.

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

Advertising costs

All advertising costs incurred in the promotion of the Company’s products and services are expensed as incurred. Advertising expenses were $321 and $48,920 for 2006 and 2005 respectively.

Long term investments

The Company’s long term investments consist of (1) Equity Investments which are accounted for in accordance with the equity method (the ‘Equity Method’) and (2) Cost Investments which are accounted for under the Cost Method. Under the Equity Method each such investment is reported at cost plus the Company’s proportionate share of the income or loss or other changes in stockholders’ equity of each such investee since its acquisition. The consolidated results of operations include such proportionate share of income or loss. See Note 8.

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

Net Earnings Per Common Share

The Company computes net earnings per share in accordance with SFAS No. 128, “Earnings per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic net earnings per share is computed by dividing the net earnings available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings per share gives effect to common stock equivalents, however, potential common stock in the diluted EPS computation are excluded in net loss periods, as their effect is anti-dilutive.

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

Fair Values of Financial Instruments

The carrying amounts of financial instruments (cash and cash equivalents, investments, accounts receivable and accounts payable) approximate their fair values as of December 31, 2006 and 2005 because of the relatively short-term maturity of these instruments.

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

Comprehensive Income

Accumulated other comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. During the years presented, the Company’s comprehensive income (loss) comprised of foreign currency translation adjustments and is included in the consolidated statements of shareholders’ equity.

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

NOTE 3 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of the customers’ financial condition and the Company generally does not require collateral.

Senior management reviews accounts receivable from time to time to determine if any receivables will potentially be uncollectible. The Company include any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, $48,033 (2005: $46,316) for doubtful accounts as of December 31, 2006 is required.

NOTE 4 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	December 31,	December 31,
	2006	2005
Other receivables	$98,807	$44,484
Deposits	137,779	424,017
Prepayments	6,302	47,286
	$242,888	$515,787

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 5 - INVENTORIES

	December 31,	December 31,
	2006	2005
Computer hardware and software	$34,182	$264,839

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

Amounts due to stockholders

The Company, from time to time, received from or made repayment to two major stockholders who also is the management of the Company. The amounts due to stockholders do not bear any interest and do not have clearly defined term of repayment.

As of December 31, 2006 and December 31, 2005, the amounts due to stockholders represented advances from stockholders.

Related Party Transactions

During the year, net sales derived from All China Logistics Online Co., Ltd., an affiliate of the Company, (See Note 8) was $721,087 (2005: $815,493). As of December 31, 2006 and 2005, accounts receivable from the affiliate was $842,062 and $343,160, respectively.

During the year, net sales derived from Guangxi Caexpo International Trade and Logistics Co, Ltd, an affiliate of the Company (See Note 8) was $466,165 (2005: Nil). As of December 31, 2006, deposit received from the affiliate was $1,847,486.

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET

	December 31,	December 31,
	2006	2005
Building	$186,817	$180,137
Computer and office equipment	1,052,659	1,015,006
Motor vehicles	181,622	194,306

	1,421,098	1,389,449
Less: Accumulated depreciation	(692,388)	(505,341)

	$728,710	$884,108

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

NOTE 8 - LONG TERM INVESTMENTS

	December 31,	December 31,
	2006	2005
Equity investments	$-	$-
Cost investments	4,322,289	760,870

	$4,322,289	$760,870

The Company invested $760,870 in a privately held PRC company, All China Logistics Online Co., Ltd., for a 17.8% equity interest. The Company records the investment at cost because it does not have the ability to exercise significant influence over the investee.

In October 2004, the Company invested $36,232 in a privately held PRC company, Huntington Network Technologies (Beijing) Co., Ltd. (“HNTB”), for a 30% equity interest through BFHX. The investment in HNTB is accounted for under the equity method of accounting due to the Company’s significant influence over the operational and financial policies of HNTB. For the year ended December 31, 2006, there is no share of HNTB’s net results, as the investment was impaired in full in 2005 of $37,516.

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 8 - LONG TERM INVESTMENTS

On October 24, 2005, the Company set up a corporate joint venture, named China Liquid Chemical Exchange Company Limited, a limited liability company in PRC, and shares the risk and rewards up to the equity interest of 17.5%. The consideration is made in form of the internally developed “For-online Electronic Trading System” without any cash outflow. Therefore, the Company recorded the contribution of software at the lower of its carrying amount or fair value, and accounted for under the equity method under SOP 78-9. Up to December 31, 2006, the cumulative share of loss was $1,816 (2005: loss of $14,478), which has not been recorded in the accompanying statements of operations as the carrying amount of investment cost is zero.

On October 3, 2006, the Company acquired 22.73% registered capital in Guangxi Caexpo International Trade and Logistics Co., Ltd. (“Guangxi Caexpo”), a privately held PRC company, from Statelink International Group, Ltd., a company incorporated in the British Virgin Islands (“Statelink”). The consideration was settled in the form of cash payment of $2,557,545 (RMB20,000,000) by BFHX and issue of 13,000,000 shares of the Company’s restricted common stock to Statelink. The acquisition cost in share issued is based upon a value of $0.075 per share, the average market price over a 10 days’ period before and after the terms of the acquisition are agreed to. The overall acquisition cost to acquire Guangxi Caexpo is $3,529,450. The Company records the investment at cost because it does not have the ability to exercise significant influence over the investee, in fact, Guangxi Caexpo’s strategic and business decisions are dominated by other related major shareholders.

On October 12, 2006, the Company entered into a definitive agreement to acquire 12.5% registered capital in Wuxi Stainless Steel Exchange Co., Ltd. (“Wuxi”), a privately held PRC company. In exchange for the 12.5% registered capital, the Company will deploy a proprietary, integrated software solution (“software”), estimated at RMB1,000,000, by reference to the similar products sold to third parties in 2006, to support the Exchange’s operations, plus RMB 250,000 cash payment to Wuxi. Up to December 31, 2006, the Company contributed cash of $31,969 (RMB250,000), but the software has not yet deployed to Wuxi. The Company records the investment at cost because it does not have the ability to exercise significant influence over the investee. On 14 January, 2007, the Company entered into a Share Transfer Agreement with a major shareholder of Wuxi for transfer of 2.5% interest in Wuxi to the major shareholder at cash payment of RMB 500,000. After the transfer of share, the Company retains 10% equity interest in Wuxi.

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 9 - GOODWILL

Goodwill represents the excess of acquisition of Beijing Slait Science & Technology Development Limited Co. (“Slait”) cost over the estimated fair value of net assets acquired as of August 27, 2001 as described in Note 1.

The acquisition was completed after June 30, 2001, no amortization of goodwill was necessary in accordance with SFAS No. 142 “Goodwill and other Intangible Assets”.

However, in the quarter ended June 30, 2002, the closing trading price of the Company’s common stock had fallen to $0.05 per share, which indicated that there might be a potential impairment of goodwill since January 1, 2002. Therefore, the Company performed an additional impairment test as of June 30, 2002. As a result of the impairment test performed, which was based on the fair value of the Company as determined by the trading price of the Company’s common stock, an impairment of $5,308,760 was recorded in the quarter ended June 30, 2002. Because the closing trading price of the Company’s common stock as of December 31, 2002 had fallen to $0.04 per share, a total impairment of $6,966,546 was recorded for the year ended December 31, 2002.

Since December 31, 2003, the Company completed the annual impairment test at December 31 of each year. Based on the result of the first step of the test, the Company believes that there was no further impairment of goodwill as of December 31, 2003, 2004, 2005 and 2006.

NOTE 10 - OTHER PAYABLES AND ACCRUED EXPENSES

	December 31,	December 31,
	2006	2005
Other payables	$352,796	$58,907
Accrued salaries & wages	152,632	171,508
Other accrued expenses	43,996	56,830

	$549,424	$287,245

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 11 - INCOME TAX

According to the relevant PRC tax rules and regulations, FTCL and BFHX, which are recognized as New Technology Enterprises operating within a New and High Technology Development Zone, are enterprises entitled to an Enterprise Income Tax (“EIT”) rate of 15%.

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

Hong Kong profits tax is calculated at 17.5% on the estimate assessable profits of FTHK for the year. No provision for EIT and Hong Kong profits tax were made for FTCL, BFHX, FTCD, FTGX and FTHK as they have not gained taxable income for the year.

The EIT rates for FTCD, BFKT, QJT and XKT are ranging from 15% to 33%. No provision for EIT was made for BFKT, QJT and XKT for the fiscal year 2006 as they have not commenced operations during the year and QJT and XKT have de-registered during the year.

Income tax for the year ended December 31, 2005 represents current PRC income tax and Hong Kong profit tax which is calculated at the respective statutory income.

Reconciliation between the provision for income taxes computed by applying the statutory tax rate in Mainland China to income before income taxes and the actual provision for income taxes is as follows:

	Years Ended December 31,
	2006	2005
Provision for income taxes at statutory tax rate of 15%	$45,825	$(213,774)
Tax holidays and concessions	(88,754)	36,535
Effect of different tax rate of a subsidiary operating in Hong Kong	(1,917)	(4,678)
Permanent difference	(11,397)	38,403
Increase in valuation allowances	55,961	88,723
Others	282	23,809

Effective tax	$-	$(30,982)

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 11 - INCOME TAX - Continued

The components of deferred tax assets are as follows:

	December 31,	December 31,
	2006	2005
Net operating loss carried forwards	$146,192	$90,231
Less: Valuation allowances	(146,192)	(90,231)

	$-	$-

The provision for income tax consisted of:

	Years Ended December 31,
	2006	2005
Current PRC corporate income tax	$-	$772
Current Hong Kong profit tax	-	(31,754)
Deferred tax	-	-

Income tax (recoverable)	$-	$(30,982)

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

As part of the PRC government’s policy of encouraging software development in the PRC, companies that fulfill certain criteria set by the relevant authorities and which develop their own software products and have the software products registered with the relevant authorities in the PRC are entitled to a refund of VAT equivalent to the excess over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales). The excess portion of the VAT is refundable and is recorded by the Company on an accrual basis. The VAT rebate included in other income was $210,329 and $155,407 in 2006 and 2005 respectively.

NOTE 13 - SHORT TERM BORROWINGS

In 2005, the short term bank loan was a 6-month loan that bears interest at a rate of 0.4875% per month, and the maturity date of the loan was March 29, 2006. The bank loan was guaranteed by an unrelated third party. It was fully repaid on February 16, 2006.

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

During the years ended December 31, 2006 and 2005, the Company incurred lease expenses amounting to $545,850 and $547,974 respectively. As of December 31, 2006 and 2005, the Company had commitments under non-cancellable operating leases, requiring annual minimum rentals as follows:

	December 31,	December 31,
	2006	2005
January 1, 2006 to December 31, 2006	-	451,181
January 1, 2007 to December 31, 2007	164,309	109,628
January 1, 2008 to December 31, 2008	3,227	-

	$167,536	$560,809

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

The following table summarizes the activity on stock options under the Plan:

	Number of shares	Weighted average exercise price
Outstanding at December 31, 2002	1,337,000	$1.00
Granted	1,968,000	$2.28
Exercised	0	0
Forfeited or Cancelled	631,000	$5.00
Outstanding at December 31, 2003, 2004, 2005 and 2006	1,337,000	$1.00

All outstanding options at December 31, 2006 and December 31, 2005 are exercisable.

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 15 - STOCK PLAN - Continued

On September 21, 2000, Forlink re-priced 337,000 stock options and reduced the exercise price to $1 per share, the then-current market price of the stock. Since September 21, 2000, the market price of the Forlink’s stock decreased to a level lower than the exercise price. The Plan is no longer active.

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

On September 7, 2004, 3,315,000 options were granted to the Company’s employees to purchase the Company’s shares of common stock, $0.001 par value, at an exercise price of $0.10 per share. Of the 3,315,000 options, 800,000 options were granted to an employee with 5 years vesting period, 2,515,000 options were granted to employees with 3 years vesting period. The expiration date for 2,385,000 options is December 30, 2006 (the “December 2006 Options”). The expiration date for 130,000 options is June 30, 2007 (the “June 2007 Options”). The expiration date for 800,000 options is June 30, 2009 (the “June 2009 Options”). On September 7, 2004, January 1, 2005 and January 1, 2006, 854,500, 904,500 and 1,156,000 options were vested to employees respectively. The market price of the stock as of September 7, 2004 and January 1, 2005 was $0.10 per share. In December 2006, the Company extended the expiration date of December 2006 Options by one month to end of January 2007, no additional compensation expense as the Company considered the amount was immaterial. On January 29, 2007, 367,000 options of the “December 2006 Options” were exercised.

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 15 - STOCK PLAN - Continued

The following table summarizes the activity on stock options under the Plan 2002:

	Number of shares	Weighted average exercise price
Granted on September 7, 2004	3,315,000	$0.10
Exercised	(15,000)	($0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2004	3,300,000	$0.10
Exercised	(136,500)	($0.10)
Forfeited or Cancelled	(132,500)	($0.10)
Outstanding at December 31, 2005	3,031,000	$0.10
Exercised	0	$0.00
Forfeited or Cancelled	(1,734,000)	($0.10)
Outstanding at December 31, 2006	1,297,000	$0.10
Fully vested and exercisable at December 31, 2006	897,000	$0.10

The weighted average fair value of the December 2006 Options, the June 2007 Options and the June 2009 Options granted on the date of grant, were $0.042, $0.046 and $0.058 per option, respectively.

There was no aggregate intrinsic value of options outstanding and exercisable as of December 31, 2006 and 2005. The aggregate intrinsic value represents the intrinsic value, based on options with an exercise price less than $0.09, the market value of the Company’s stock on December 31, 2006, which would have been received by the option holders had those option holders exercised those options at of that date.

At December 31, 2006, future compensation expense related to the unvested portion of stock options outstanding totaled $12,294. The compensation expense on the unvested portion of stock options is expected to be recognized over a weighted average period of 1 year.

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

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 16 - SUBSEQUENT EVENTS

On 14 January, 2007, the Company entered into a Share Transfer Agreement (the “Agreement”) with WUXI PO XIN STAINLESS CO., LTD (“Wuxi Po Xin”) for transfer of 2.5% interest in Wuxi to Wuxi Po Xin at cash payment of RMB500,000. After the transfer of share, the Company retains 10% equity interest in Wuxi.

NOTE 17 - CONCENTRATION OF CUSTOMERS

During the year, the following customers accounted for more than 10% of total sales:

	Nine Months Ended September 30,
	2006	2005
Net sales derived from - Customer A	4,244,266	4,122,370

- Customer B	721,087	815,493

% to total net sales - Customer A	61%	70%

- Customer B	10%	14%

Account receivable from - Customer A	736,654	303,489

- Customer B	842,062	343,160

% to total accounts receivable - Customer A	39%	35%

- Customer B	45%	40%

* less than 10%

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

Item 8B. Other Information.

None.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(A) of the Exchange Act.

As of December 31, 2006 and as of the date of the filing of this report, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors (if applicable) were as follows:

Name	Age	Position	Director Since
Yi He	40	Chief Executive Officer, Chairman and Director	August 2001
Hongkeung Lam	54	Chief Financial Officer, Chief Accounting Officer, Secretary and Director	August 2001
Guoliang Tian	67	Director	May 2003

Yu Fang	61	Director	May 2003
Zhenying Sun	50	Director	November 2006

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

Zhenying Sun has been a director of the Company since November 2006. Ms. Sun is currently the President of New West International, Inc., a real estate development and trading company, and she has held this position since 2001. Ms. Sun is also a director of Statelink International Group, Inc. From 2003 until the present, Ms. Sun has also served as the Finance Director of Nanning New West Property & Investment Ltd. Ms. Sun graduated with a degree in accounting from Beijing Xicheng Finance & Trade School in 1990. Ms. Sun also graduated with a degree in accounting from the Machine Industry Management Staff College, which she attended from 1990 to 1992.

Audit Committee and Audit Committee Financial Expert Disclosure

The Company does not have a separately designated standing audit committee at this time because it is not required to do so. Accordingly, the Company does not have an audit committee financial expert.

Code of Ethics

On August 3, 2004, the Board of Directors established a written code of ethics that applies to the Company’s senior executive and financial officers. A copy of the code of ethics is posted on the Corporation’s web-site at www.forlink.com.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that, during the year ended December 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders were in compliance with SEC regulations.

Item 10.  Executive Compensation.

The following summary compensation table sets forth the aggregate compensation awarded to, earned by, or paid to the chief executive officer, and other executive officers whose annual compensation exceeded $100,000, for the fiscal year ended December 31, 2006 and 2005:

SUMMARY COMPENSATION TABLE
							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal				Awards	Awards	Compensation	Earnings	Compensation
Position	Year	Salary	Bonus	($)	($)	($)	($)	($)	Total
Yi He, Chief Executive	2006	18,566	-0-	-0-	-0-	-0-	-0-	-0-	18,566
Officer and Director[1]	2005	37,285	-0-	-0-	-0-	-0-	-0-	-0-	37,285

[1]	Yi He became the Company’s Chief Executive Officer on May 15, 2003. He has not been compensated for his service as a director of the Company.

Outstanding Equity Awards at Fiscal Year-End Table

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARD					STOCK AWARD
Name	Number of Securities Underlying Unexercised Options (Exercisable) (#)	Number of Securities Underlying Unexercised Options (Unexercisable) (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Exercise Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Yi He	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Employment Contracts

There are no formal employment agreements with any of the Company’s executive officers.

Compensation of Directors

The Company paid no compensation to its Directors for any services provided as a Director during the year ended December 31, 2006. There are no other formal or informal understandings or arrangements relating to compensation; however, the Directors may be reimbursed for all reasonable expenses incurred by them in conducting the Company’s business. These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage. For the fiscal year 2006, none of the Directors received reimbursement payments from the Company.

Employee Benefit and Consulting Services Compensation Plans

As of December 31, 2006, the Company had two Employee Benefit and Consulting Services Compensation Plans in effect:

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

Under each plan, the Company may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of the Company and its subsidiaries. The purpose of each plan is to promote the best interests of the Company and its shareholders by providing a means of non-cash remuneration to eligible participants who contribute to operating progress and earning power of the Company. Each plan is administered by the Company’s Board of Directors or a committee thereof which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payment which the Company or its subsidiaries is liable if a direct issue of stock and all other terms on which each option shall be granted.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 15, 2007, by: (i) each person known to beneficially own more than five percent of our common stock; (ii) each of our officers, directors and nominees for election as director; and (iii) all of our directors and executive officers as a group.

The number of shares beneficially owned by each director or executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power. In addition, beneficial ownership includes any shares that the individual has the right to acquire within 60 days. Unless otherwise indicated, each person listed below has sole investment and voting power (or shares such powers with his or her spouse). In certain instances, the number of shares listed includes (in addition to shares owned directly), shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership[3]	Percentage Owned Beneficially[5]
Yi He1	25,800,000	28.7%

Hongkeung Lam[1]	10,500,000	11.7%

Guoliang Tian[1]	-0-	—

Yu Fang[1]	-0-	—

Zhenying Sun[1]	13,000,000[4]	14.4%

Jing Zeng[2]	5,760,000	6.4%

Statelink International Group, Ltd.[2]	13,000,000[4]	14.4%

All officers and directors of the Company as a group (five persons)	55,060,000	61.2%

1 An officer and/or director of the Company. The address for each officer and director is in care of the Company at 9/F Fang Yuan Mansion, No. 56 Zhongguancun South Road Yi, Haidian District, Beijing, China.

2 A beneficial owner of more than five percent of the Company’s common stock. The address for each beneficial owner is in care of the Company at 9/F Fang Yuan Mansion, No. 56 Zhongguancun South Road Yi, Haidian District, Beijing, China.

3 Unless otherwise indicated, all shares are directly owned and investing power is held by the persons named in the table.

4 These shares of Common Stock are held directly by Statelink International Group, Ltd., of which Ms. Sun is the controlling person and has both voting and dispositive power over these shares.

5 Based upon 89,924,707 shares of Common Stock outstanding as of March 14, 2007.

Equity Compensation Plan Information

The following information concerning the Company’s equity compensation plan is as of the end of the year ended December 31, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	1,297,000	$0.10	4,685,000
Total	1,297,000	$0.10	4,685,000

As of December 31, 2006, the Company had two Employee Benefit and Consulting Services Compensation Plans in effect:

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

Under each plan, the Company may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of the Company and its subsidiaries. The purpose of each plan is to promote the best interests of the Company and its shareholders by providing a means of non-cash remuneration to eligible participants who contribute to operating progress and earning power of the Company. Each plan is administered by the Company’s Board of Directors or a committee thereof which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payment which the Company or its subsidiaries is liable if a direct issue of stock and all other terms on which each option shall be granted.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Person

The Company, from time to time, received from or made repayments to one major stockholder who is also a member of the management of the Company. The amounts due from/to stockholders do not bear any interest and do not have clearly defined terms of repayment. As of December 31, 2006 and December 31, 2005, the amounts due to stockholders represented advances from stockholders.

In March 8, 1999, Mr. Yi He, the Chief Executive Officer and a Director of the Company, purchased the building located in Chengdu on behalf of the Company. By a stockholders' resolution passed on March 8, 1999, it was ratified that the title to the building belonged to Beijing Slate Science & Technology Development Limited Co. The building was pledged as collateral for the mortgage loan granted to Mr. Yi He. The related mortgage remained in the name of Mr. Yi He, but the Company agreed to pay Mr. Yi He amounts equal to the required mortgage payments. In the last quarter of 2005, the mortgage loan was fully repaid and the title to the building was transferred to the Company.

As a result of the entry of a Transfer of Right to Invest and Project Cooperation Agreement with the Company on October 3, 2006, Statelink International Group, Ltd. acquired 13,000,000 shares of the Company’s restricted common stock, or 13.2% of the Company’s issued and outstanding common stock as of December 31, 2006.

Other than the transactions described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded $120,000.

Director Independence

The Company has determined that the following directors are independent under the independence standards of NASDAQ Marketplace Rule 4200(a)(15): Guoliang Tian and Yu Fang. In determining independence, the Board reviews and seeks to determine whether directors have any material relationship with the Company, direct or indirect, which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board reviews business, professional, charitable and familial relationships of the independent directors in determining independence.

Item 13. Exhibits.

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

10.3
Transfer of “Right to Invest” and Project Cooperation Agreement dated October 3, 2006, by and between the Company and Statelink International Group, Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (file no. 000-18731) filed October 10, 2006.)

21.1	List of Subsidiaries.

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)

Item 14.  Principal Accountant Fees and Services.

The Company’s Board of Directors reviews and approves audit and permissible non-audit services performed by BDO McCabe Lo Limited (“BDO”), as well as the fees charged by BDO for such services. In its review of non-audit service fees and its appointment of BDO as the Company’s independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining BDO’s independence. All of the services provided and fees charged by BDO in 2006 and 2005 were pre-approved by the Board of Directors.

Audit Fees

The aggregate fees billed for professional services rendered by BDO for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for fiscal years 2006 and 2005 were $68,360 and $69,680, respectively.

Audit-Related Fees

There were no other fees billed by BDO during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no aggregate fees billed for professional services rendered by BDO for tax compliance services in fiscal years 2006 and 2005.

All Other Fees

There were no other fees billed by BDO during the last two fiscal years for products and services provided by BDO.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORLINK SOFTWARE CORPORATION, INC. (Registrant)

Date: April 2, 2007	By:	/s/ Yi He
Yi He Chief Executive Officer

Date: April 2, 2007	By:	/s/ Hongkeung Lam
Hongkeung Lam Chief Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Yi He
Yi He, Director
Date: April 2, 2007

By:	/s/ Hongkeung Lam
Hongkeung Lam, Director
Date: April 2, 2007

By:	/s/ Guoliang Tian
Guoliang Tian, Director
Date: April 2, 2007

By:	/s/ Yu Fang
Yu Fang, Director
Date: April 2, 2007

By:	/s/ Zhenying Sun
Zhenying Sun, Director
Date: April 2, 2007