Form 10QSB
period 2007-03-31
FORLINK SOFTWARE CORP INC
filed 2007-05-15
CIK 866458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ________________ to ______________

Commission file number: 0-18731

FORLINK SOFTWARE CORPORATION, INC.
(Exact name of small business issuer as specified in it charter)

Nevada	87-0438458
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Shenzhou Mansion 9F, ZhongGuanCun South Street, No. 31, Haidian District, Beijing, China
(Address of principal executive offices)

011-8610 6811 8686
(issuer’s telephone number)

9F Fang Yuan Mansion, No. 56, Zhong Guan Cun South Road Yi, Haidian District, Beijing, China
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 9, 2007 the issuer had 98,224,707 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

INDEX

PART I - FINANCIAL INFORMATION		Page

Item 1. Financial Statements.

	Forlink Software Corporation, Inc.
	Unaudited Consolidated Condensed Financial Statements
	As of and For the Three Months ended March 31, 2007 and 2006

	Consolidated Balance Sheets	1

	Consolidated Statements of Operations	2

	Consolidated Statements of Cash Flows	3

	Notes to Consolidated Financial Statements (unaudited)	4 - 22

Item 2.	Management’s Discussion and Analysis or Plan of Operation.	23 - 37

Item 3.	Controls and Procedures.	37

PART II - OTHER INFORMATION		38

Item 1.	Legal Proceedings.	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	38

Item 3.	Defaults upon Senior Securities.	38

Item 4.	Submission of Matters to a Vote of Securities Holders.	38

Item 5.	Other Information.	38

Item 6.	Exhibits	38-39

Signatures		40-44

i

Forlink Software Corporation, Inc.
Consolidated Balance Sheets

(Expressed in US Dollars)
	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$800,786	$427,195
Accounts receivable	1,973,273	1,886,251
Other receivables, deposits and prepayments (Note 3)	397,440	242,888
Inventories (Note 4)	185,056	34,182

Total current assets	3,356,555	2,590,516

Property, plant and equipment (Note 6)	686,174	728,710
Long term investments (Note 7)	4,327,200	4,322,289
Goodwill (Note 8)	1,684,023	1,684,023

Total assets	$10,053,952	$9,325,538

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$145,542	$155,204
Amounts due to stockholders (Note 5)	615,605	819,491
Customer deposits	3,534,197	2,634,705
Other payables and accrued expenses (Note 9)	184,447	549,424
Other tax payable	267,712	187,436

Total current liabilities	$4,747,503	$4,346,260

Commitments and contingencies

Stockholders’ equity
Common stock, par value $0.001 per share; 200,000,000 and 100,000,000 shares authorized; 98,991,707 and 98,224,707 shares issued and 90,691,707 and 89,924,707 shares outstanding, respectively	$98,992	$98,225
Treasury stock	(215,800)	(215,800)
Additional paid-in capital	9,984,648	9,908,715
Accumulated losses	(4,793,892)	(5,026,137)
Accumulated other comprehensive income	232,501	214,275

Total stockholders’ equity	$5,306,449	$4,979,278

Total liabilities and stockholders’ equity	$10,053,952	$9,325,538

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.

Consolidated Statements of Operations
(unaudited)

(Expressed in US Dollars)
	Three Months Ended March 31,
	2007	2006

Net sales	$1,242,045	$1,053,470

Cost of sales	(187,271)	(910,286)

Gross profit	1,054,774	143,184

Selling expenses	(184,593)	(134,156)

Research and development expenses	(275,045)	(389,457)

General and administrative expenses	(450,123)	(399,874)

Total operating expenses	(909,761)	(923,487)

Operating profit/(loss)	145,013	(780,303)

Income from equity method investee	42,581	-

Interest income	1,587	579

Interest expenses	-	-

Other income, net	43,064	60,005

Profit/(loss) before tax	232,245	(719,719)

Income tax (Note 10)	-	-

Minority interest	-	-

Net profit/(loss)	$232,245	$(719,719)

Profit/(loss) per share - basic and diluted	$0.00	$(0.01)

Weighted average common shares outstanding - basic and diluted	90,453,085	76,924,707

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.

Consolidated Statements of Cash Flows
Increase/(Decrease) in Cash and Cash Equivalents
(unaudited)

(Expressed in US Dollars)
	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities
Net profit/(loss)	$232,245	$(719,719)
Adjustments to reconcile net profit/(loss) to net cash generated from/(used in) operating activities
Depreciation of property, plant and equipment	52,212	52,204
Loss from write-off of property, plant and equipment	33	-
Income from equity method investee	(42,581)	-

Change in:
Accounts receivable	(68,293)	(471,214)
Other receivables, deposits and prepayments	(118,190)	(162,818)
Inventories	(148,981)	225,549
Accounts payable	(9,693)	147,921
Customer deposits	863,337	478,311
Other payables and accrued expenses	(366,838)	24,612
Other taxes payable	77,537	(62,448)

Net cash generated from/(used in) operating activities	470,788	(487,602)

Cash flows from investing activities
Acquisition of property, plant and equipment	(2,379)	(10,284)
Proceeds from disposal of long term investment	32,175	-

Net cash generated from/(used in) investing activities	29,796	(10,284)

Cash flows from financing activities
Repayment to short term borrowings	-	(246,609)
(Repayments to)/advances from stockholders	(205,388)	409,265
Proceeds from issuances of common stock under Plan 2002	76,700	-

Net cash (used in)/generated from financing activities	(128,688)	162,656

Effect of exchange rate changes	1,695	95,903

Net increase/(decrease) in cash and cash equivalents	373,591	(239,327)

Cash and cash equivalents at beginning of period	427,195	589,781

Cash and cash equivalents at end of period	$800,786	$350,454

Supplemental disclosure of cash flow information
Income tax paid	-	-

See accompanying notes to unaudited consolidated condensed financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Forlink Software Corporation, Inc. (“Forlink”) established on January 11, 2001 by the acquisition of Beijing Slait & Technology Development Limited Co., (“Slait”) a limited liability company established in the People’s Republic of China (the “PRC”) on January 25, 1998.

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

In accordance with a registered capital transfer agreement dated and owners’ resolutions of BFHX passed on February 16, 2004, Mr. Xiaoxia Zhao transferred the fully paid up capital of BFHX of $10,870 (RMB90,000) to Mr. Wei Li for $10,870. Mr. Yi He and Mr. Wei Li entered into agreements with Forlink on November 8, 2003 and March 18, 2004 respectively. Pursuant to these agreements, Mr. Yi He and Mr. Wei Li were entrusted as nominee owners of BFHX to hold 70% and 30% of the fully paid up capital of BFHX, respectively, on behalf of Forlink and Forlink is the primary beneficiary. Upon the request of Forlink, Mr. Yi He and Mr. Wei Li are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

The capital of BFHX was funded by FTCL and recorded as interest-free loans to Mr. Yi He and Mr. Wei Li. These loans were eliminated with capital of BFHX during consolidation. Mr. Yi He is a director and a major stockholder of Forlink. Mr. Xiaoxia Zhao is a former director and stockholder of Forlink. Mr. Wei Li is the administration manager of FTCL.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS - Continued

On June 14, 2004, Forlink Technologies (Chengdu) Limited (“FTCD”) was established as a limited liability company in Chengdu, PRC. In September 2004, FTHK invested $750,000 in FTCD, and since then FTCD has become a wholly owned subsidiary of FTHK. In April 2006, FTHK further invested $130,000 in FTCD. The registered capital of FTCD is $5,000,000 and the fully paid up capital was $880,000 as of March 31, 2007. FTCD has commenced operations in late 2005.

On March 20, 2005, Beijing Forlink Kuanshi Technologies Limited (“BFKT”) was established as a limited liability company by BFHX and two individuals, Mr. Jianqiu Fang and Mr. Bizhao Zhong, who hold 70%, 10% and 20% of fully paid up capital of BFKT, respectively. The registered capital of BSKT is $120,733 (RMB1,000,000) and was fully paid up on March 16, 2005. After being set up, BFKT acquired 90% and 95% of shares of Qingdao Jiashi Technologies Limited (“QJT”) and Xiamen Kuanshi Technologies Limited (“XKT”), respectively, on March 28, 2005. Both QJT and XKT were originally established by Mr. Yi He and Mr. Wei Li on March 4, 2005 and March 7, 2005 respectively. Pursuant to the agreement reached between BFHX and Mr. Wei Li, Mr. Wei Li was entrusted as nominee owner of QJT and XKT to hold 10% and 5%, respectively, of the fully paid up capital of QCT and XKT on behalf of BFHX and BFHX is the primary beneficiary. XKT and QJT have not commenced operation since the date of establishment and both companies were deregistered in late 2006. A loss on disposal of XKT and QJT of $1,195 was incurred.

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

On October 26, 2006, BFHX established a wholly owned subsidiary of Forlink Technologies (Guangxi) Limited (“FTGX”) as a limited liability company in Guangxi, PRC. BFHX injected $2,557,545 (RMB20,000,000) registered capital to FTGX. FTGX is responsible to build an “Electronic Trade and Logistics Information Platform and Call Center” for the use of Guangxi Caexpo International Trade and Logistics Co., Ltd., an affiliate of BFHX. FTGX commenced business in late 2006.

Forlink, its subsidiaries, the VIE and corporate joint venture are collectively referred to as “the Company” hereafter.

The principal activities of the Company are the development and sale of network software systems and the provision of enterprise application system integration services in the PRC. The Company is also engaged in the sale of computer hardware.

Set forth below is a diagram illustrating the Company’s structure as of March 31, 2007:

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of Forlink and its subsidiaries, namely, FTCL, FTHK, BFHX, FTCD, BFKT and FTGX. All intercompany transactions and balances have been eliminated.

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

The accompanying financial data as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The balance sheet data as of December 31, 2006 has been derived from the audited financial statements in the 2006 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s audited annual financial statements for the year ended December 31, 2006.

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006, have been made. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

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

The Company did not adopt any new share-based compensation plans during the period. 767,000 stock options were exercised for the three months ended March 31, 2007.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Foreign Currency Translation and Transactions

The functional currency of Forlink is US$ and the financial records are maintained and the financial statements prepared in US$. The functional currency of FTHK is HK$ and its financial records are maintained, and its financial statements prepared, in HK$. The functional currency of Slait, FTCL, BFHX, FTCD and FTGX is Renminbi (RMB) and their financial records are maintained, and their financial statements are prepared, in RMB.

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

The financial statements of the Company’s operations based outside of the United States have been translated into US$ in accordance with SFAS 52. Management has determined that the functional currency for each of the Company’s foreign operations is its applicable local currency. When translating functional currency financial statements into US$, period-end exchange rates are applied to the consolidated balance sheets, while average period rates are applied to consolidated statements of operations. Translation gains and losses are recorded in translation reserve as a component of stockholders’ equity.

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

Exchange rates among US$, HK$ and RMB have litte fluctuations during the periods presented. The rates ruling as of March 31, 2007, December 31, 2006 and March 31, 2006 are US$1: HK$7.75: RMB7.74, US$1: HK$7.75: RMB7.82, and US$1:HK$7.75:RMB8.04 respectively. The weighted average rates ruling for the three months ended March 31, 2007 and 2006 are US$1: HK$7.75:RMB7.77 and US$1:HK$7.75:RMB8.06 respectively.

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

Recent Accounting Pronouncements

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48).  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. The adoption of FIN 48 did not have a material impact on the Company’s results operations, financial position or liquidity.

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

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company's financial condition and results of operations. The Company does not believe that any other of the recently issued and adopted, but not yet effective, accounting standards would have a material effect on the accompanying financial statements.

NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	March 31, 2007	December 31, 2006

Other receivables	$262,847	$98,807
Deposits	43,173	137,779
Prepayments	91,420	6,302

	$397,440	$242,888

NOTE 4 - INVENTORIES

	March 31, 2007	December 31, 2006

Computer hardware and software	$35,086	$34,182
Work-in-progress	149,970	-

	$185,056	$34,182

All the inventories were purchased for identified system integration contracts.

Work-in-progress includes payroll and other operating expenses associated with the contract to build an e-commerce platform for the Guangxi Caexpo project.

NOTE 5 - RELATED PARTY

The Company has had and expects to have transactions in the ordinary course of business with many of its stockholders, directors, senior officers and other affiliates (and their associates) on substantially the same terms as those prevailing for comparable transactions with others. Listed below is a summary of material relationship or transactions with the Company’s stockholders, directors, senior officers and other affiliates:

Amounts due to stockholders

The Company, from time to time, received from or made repayment to one major stockholder who is also the management of the Company. The amounts due to stockholders do not bear any interest and do not have clearly defined terms of repayment.

As of March 31, 2007 and December 31, 2006, the amounts due to stockholders represented advances from stockholders.

Related Party Transactions

As of March 31, 2007 and December 31, 2006, accounts receivable from All China Logistics Online Co., Ltd., an affiliate of the Company, (See Note 7) was $ 619,661 and $842,062, respectively.

During the three months ended March 31, 2007, net sales derived from Guangxi Caexpo International Trade and Logistics Co., Ltd., an affiliate of the Company (See Note 7) was $382,800 (March 31, 2006: Nil). As of March 31, 2007 and December 31, 2006, deposit received from the affiliate was $3,049,498 and $1,847,486.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

	March 31, 2007	December 31, 2006

Building	$188,748	$186,817
Computer and office equipment	1,065,266	1,052,659
Motor vehicles	183,499	181,622

	1,437,513	1,421,098
Less: Accumulated depreciation	(751,339)	(692,388)

	$686,174	728,710

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company. By a stockholders’ resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. In 2005, the title to the building was transferred to the Company.

NOTE 7 - LONG TERM INVESTMENTS

	March 31, 2007	December 31, 2006

Equity investments	$10,446	$-
Cost investments	4,316,754	4,322,289

	$4,327,200	4,322,289

The Company invested $760,870 in a privately held PRC company, All China Logistics Online Co., Ltd., for a 17.8% equity interest. The Company records the investment at cost because it does not have the ability to exercise significant influence over the investee.

In October 2004, the Company invested $36,232 in a privately held PRC company, Huntington Network Technologies (Beijing) Co., Ltd. (“HNTB”), for a 30% equity interest through BFHX. The investment in HNTB is accounted for under the equity method of accounting due to the Company’s significant influence over the operational and financial policies of HNTB. For the three months ended March 31, 2007 and year ended December 31, 2006, there is no share of HNTB’s net results, as the investment was impaired in full in 2005 of $37,516.

On October 24, 2005, the Company set up a corporate joint venture, named China Liquid Chemical Exchange Company Limited, a limited liability company in PRC, and shares the risk and rewards up to the equity interest of 17.5%. The consideration is made in form of the internally developed “For-online Electronic Trading System” without any cash outflow. Therefore, the Company recorded the contribution of software at the lower of its carrying amount or fair value, and accounted for under the equity method under SOP 78-9. Up to March 31, 2007, the share of profit was $10,406, which has been recorded in the accompanying statements of operations.

NOTE 7 - LONG TERM INVESTMENTS - Continued

On October 3, 2006, the Company acquired 22.73% registered capital in Guangxi Caexpo International Trade and Logistics Co., Ltd. (“Guangxi Caexpo”), a private held PRC company, from Statelink International Group, Ltd., a company incorporated in the British Virgin Islands (“Statelink”). The consideration was settled in the form of cash payment of $2,557,545 (RMB20,000,000) by BFHX and issue of 13,000,000 shares of the Company’s restricted common stock to Statelink. The acquisition cost in share issued is based upon a value of $0.075 per share, the average market price over a 10 days’ period before and after the terms of the acquisition are agreed to. The overall acquisition cost to acquire Guangxi Caexpo is $3,529,450. The Company records the investment at cost because it does not have the ability to exercise significant influence over the investee. In fact, Guangxi Caexpo’s strategic and business decisions are dominated by other related major shareholders.

On October 12, 2006, the Company entered into a definitive agreement to acquire 12.5% registered capital in Wuxi Stainless Steel Exchange Co., Ltd. (“Wuxi”), a private held PRC company. In exchange for the 12.5% registered capital, the Company will deploy a proprietary, integrated software solution (“software”), estimated at RMB1,000,000, by reference to the similar products sold to third parties in 2006, to support the Exchange’s operations, plus RMB 250,000 cash payment to Wuxi. In 2006, the Company contributed cash of $31,969 (RMB250,000), but the software has not yet been deployed to Wuxi as of March 31, 2007. The Company records the investment at cost because it does not have the ability to exercise significant influence over the investee. On 14 January, 2007, the Company entered into a Share Transfer Agreement with a major shareholder of Wuxi for transfer of 2.5% interest in Wuxi to the major shareholder at cash payment of RMB 500,000 at a profit of $32,175. After the transfer of share, the Company retains 10% equity interest in Wuxi.

NOTE 8 - GOODWILL

Goodwill represents the excess of acquisition of Beijing Slait Science & Technology Development Limited Co. (“Slait”) cost over the estimated fair value of net assets acquired as of August 27, 2001 as described in Note 1.

The acquisition was completed after June 30, 2001, and no amortization of goodwill was necessary in accordance with SFAS No. 142 “Goodwill and other Intangible Assets”.

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

Since December 31, 2003, the Company completed the annual impairment test at December 31 of each year. Based on the result of the first step of the test, the Company believes that there was no further impairment of goodwill as of December 31, 2003, 2004, 2005, 2006.

NOTE 9 - OTHER PAYABLES AND ACCRUED EXPENSES

	March 31, 2007	December 31, 2006

Other payables	$39,856	$352,796
Accrued salaries & wages	142,122	152,632
Other accrued expenses	2,469	43,996

	$184,447	$549,424

NOTE 10 - INCOME TAX

According to the relevant PRC tax rules and regulations, FTCL and BFHX, being recognized New Technology Enterprises operating within a New and High Technology Development Zone, are entitled to an Enterprise Income Tax (“EIT”) rate of 15%.

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and State Tax Bureau respectively, FTCL, being a recognized New Technology Enterprise, is eligible to full exemption from EIT for fiscal years 1999, 2000, 2001 and 2002. FTCL is also eligible to 50% EIT reduction at the rate of 7.5% for fiscal years 2003, 2004 and 2005. As of March 31, 2007, FTCL is entitled to EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by State Tax Bureau, BFHX, being a recognized New Technology Enterprise, is eligible to full exemption from EIT for fiscal years 2004, 2005 and 2006. As of March 31, 2007, BFHX is entitled to EIT rate of 7.5%

Hong Kong profits tax is calculated at 17.5% on the estimate assessable profits of FTHK for the period. No provision for EIT and Hong Kong profits tax were made for FTCL, BFHX, FTCD, FTGX and FTHK as they have not gained taxable income for the periods.

The EIT rates for FTCD and BFKT range from 15% to 33%. No provision for EIT was made as they do not have taxable income during the period.

On March 16, 2007, the 5th Plenary Session of the 10th National People's Congress passed the Corporate Income Tax Law of the PRC ("the New Corporate Income Tax Law"), which will take effect on January 1, 2008. Beginning on that date, the EIT rate is expected to gradually increase to the standard rate of 25% over a five-year transition period. However, the New Corporate Income Tax Law does not specify how the existing preferential tax rate will gradually increase to the standard rate of 25%. Also, under the New Corporate Income Tax Law, certain high technology enterprises will continue to be entitled to a reduced tax rate of 15%. However, the implementation rules regarding the preferential tax policies (e.g. the details on how the taxpayer can qualify as a high-tech enterprise under the New Corporate Income Tax Law) have yet to be made public. Consequently, the Company is not able to make an estimate of the expected financial effect of the New Corporate Income Tax Law on its deferred tax assets and liabilities. The expected financial effect, if any, will be reflected in the Company's 2007 financial statements. The enactment of the New Corporate Income Tax Law is not expected to have any financial effect on the amounts accrued in the balance sheet in respect of current tax payable.

NOTE 11 - OTHER TAXES RECOVERABLE/(PAYABLE)

Other taxes payable comprise mainly of Valued-Added Tax (“VAT”) and Business Tax (“BT”). The Company is subject to output VAT levied at the rate of 17% of its operating revenue. The input VAT paid on purchases of materials and other direct inputs can be used to offset the output VAT levied on operating revenue to determine the net VAT payable or recoverable. BT is charged at a rate of 5% on the revenue from other services.

As part of the PRC government’s policy of encouraging software development in the PRC, companies that fulfill certain criteria set by the relevant authorities and which develop their own software products and have the software products registered with the relevant authorities in the PRC are entitled to a refund of VAT equivalent to the excess over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales). The excess portion of the VAT is refundable and is recorded by the Company on an accrual basis. The VAT rebate included in other income was $39,587 and $59,918 for the three months ended March 31, 2007 and 2006, respectively.

NOTE 12 - COMPREHENSIVE INCOME/(LOSS)

The components of comprehensive income/(loss) were as follows:

	Three Months Ended March 31,
	2007	2006

Net profit/(loss)	$232,245	$(719,719)
Foreign currency translation adjustment	18,226	27,836

Comprehensive income/(loss)	$250,471	$(691,883)

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

The following table summarizes the activity on stock options under the Plan:

	Number of options	Weighted average exercise price

Granted in June 2000	1,968,000	$2.28
Exercised	0	0.00
Forfeited or Cancelled	631,000	$5.00
Outstanding at December 31, 2000, 2001, 2002, 2003, 2004, 2005, 2006 and March 31, 2007	1,337,000	$1.00

All outstanding options at March 31, 2007 and December 31, 2006 are exercisable.

NOTE 13 - STOCK PLAN - Continued

On September 21, 2000, Forlink re-priced 337,000 stock options and reduced the exercise price to $1 per share, the then-current market price of the stock. Since September 21, 2000, the market price of the Forlink’s stock decreased to a level lower than the exercise price. The Plan is no longer active.

On August 16, 2002, the Company established a plan of stock-based compensation incentives for selected eligible participants of the Company and its affiliated corporations. This plan is known as the “Forlink Software Corporation, Inc. 2002 Stock Plan” (the “2002 Plan”). The total number of shares of common stock reserved for issuance by Forlink either directly as stock awards or underlying options granted under the 2002 Plan shall not be more than 8,000,000. Under the terms of the 2002 Plan, options can be issued to purchase shares of Forlink’s common stock. The Board of Directors shall determine the terms and conditions of each option granted to eligible participants, which terms shall be set forth in writing. The terms and conditions so set by the Board of Directors may vary from one eligible participant to another.

The following table summarizes the activity on stock options under the 2002 Plan:

	Number of shares	Weighted average exercise price

Granted on September 7, 2004	3,315,000	$0.10
Exercised	(15,000)	($0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2004	3,300,000	$0.10
Exercised	(136,500)	($0.10)
Forfeited or Cancelled	(132,500)	($0.10)
Outstanding at December 31, 2005	3,031,000	$0.10
Exercised	0	$0.00
Forfeited or Cancelled	(1,734,000)	($0.10)
Outstanding at December 31, 2006	1,297,000	$0.10
Exercised	(767,000)	($0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at March 31, 2007	530,000	$0.10

Fully vested and exercisable at March 31, 2007	330,000	$0.10

On September 7, 2004, 3,315,000 options were granted to the Company’s employees to purchase the Company’s shares of common stock, $0.001 par value, at an exercise price of $0.10 per share. Of the 3,315,000 options, 800,000 options were granted to an employee with 5 years vesting period, 2,515,000 options were granted to employees with 3 years vesting period. The expiration date for 2,385,000 options is December 30, 2006 (the “December 2006 Options”). The expiration date for 130,000 options is June 30, 2007 (the “June 2007 Options”). The expiration date for 800,000 options is June 30, 2009 (the “June 2009 Options”). On September 7, 2004, January 1, 2005, January 1, 2006 and January 1, 2007, 854,500, 904,500, 1,156,000 and 200,000 options were vested to employees respectively. The market price of the stock as of September 7, 2004 and January 1, 2005 was $0.10 per share. In December 2006, the Company extended the expiration date of December 2006 Options by one month to the end of January 2007, but there was no additional compensation expense as the Company considered the amount was immaterial. On January 29, 2007, 367,000 options of the “December 2006 Options” were exercised.

NOTE 13 - STOCK PLAN - Continued

The weighted average fair value of the December 2006 Options, the June 2007 Options and the June 2009 Options granted on the date of grant, were $0.042, $0.046 and $0.058 per option, respectively.

There was no aggregate intrinsic value of options outstanding and exercisable as of March 31, 2007 and December 31, 2006. The aggregate intrinsic value represents the intrinsic value, based on options with an exercise price less than the market value of the Company’s stock on March 31, 2007 and December 31, 2006, which would have been received by the option holders had those option holders exercised those options at of that date.

At March 31, 2007, future compensation expense related to the unvested portion of stock options outstanding totaled $12,294. The compensation expense on the unvested portion of stock options is expected to be recognized over a weighted average period of 1 year.

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective options.

	The value of Options
	December 2006 Options	June 2007 Options	June 2009 Options

Risk-free interest rate	2.17%	2.28%	2.66%
Expected lives (in years)	1.167	1.417	2.417
Dividend yield	0%	0%	0%
Expected volatility	100%	100%	100%

NOTE 14 - CONCENTRATION OF CUSTOMERS

During the periods ended March 31, 2007 and 2006, the following customers accounted for more than 10% of total sales:

	Three Months Ended March 31,
	2007	2006

Net sales derived from - Customer A	611,116	807,722
- Customer B	382,800	*

% to total net sales - Customer A	49%	77%
- Customer B	31%	*

Account receivable from - Customer A	897,250	708,313
- Customer B	*	*

% to total accounts receivable - Customer A	45%	53%
- Customer B	*	*

* less than 10%

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

OVERVIEW - Continued

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

For the three months ended March 31, 2007 and 2006, sales to Beijing Mobile Communication Company were $611,116 and $807,722, respectively, accounting for 49% and 77% of our revenue for these periods, respectively.

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

REVENUES

Our business includes Forlink brand “For-series” software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and “For-series” related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2009

Sales of For-series software	$891,408	$348,778
as a percentage of net sales	72%	37%

For-series related system integration	$350,636	$668,692
as a percentage of net sales	28%	63%

As indicated in the foregoing table, sales of For-series software as a percentage of net sales increased from 37% in the first quarter of 2006 to 72% in the first quarter of 2007. For-series related system integration as a percentage of net sales decreased from 63% in the first quarter of 2006 to 28% in the same period of 2007. The change was mainly caused by reduced hardware intensive projects in the quarter, reflecting our continuing strategy to increase software sales and to reduce low profit margin hardware projects.

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

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 that were issued by the Beijing Tax Bureau and the State Tax Bureau, respectively, FTCL, which is recognized as a New Technology Enterprise, was eligible for a full exemption from EIT for the fiscal years 1999, 2000, 2001 and 2002. FTCL also became eligible for a 50% EIT reduction at the rate of 7.5% for the fiscal years 2003, 2004 and 2005. As of March 31, 2007, FTCL is entitled to EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 that was issued by the State Tax Bureau, BFHX, which is recognized as a New Technology Enterprise, is eligible for a full exemption from EIT for the fiscal years 2004, 2005 and 2006. As of March 31, 2007, FTCL is entitled to EIT rate of 7.5%.

Hong Kong profits tax is calculated at 17.5% on the estimated assessable profits of FTHK for the period. No provision for EIT and Hong Kong profits tax were made for FTCL, BFHX, FTCD, FTGX and FTHK as they have not gained taxable income for this reporting period.

The EIT rates for FTCD and BFKT range from 15% to 33%. No provision for EIT was made for BFKT because they have not commenced operations during this reporting period.

On March 16, 2007, the 5th Plenary Session of the 10th National People's Congress passed the Corporate Income Tax Law of the PRC ("the New Corporate Income Tax Law"), which will take effect on January 1, 2008. Beginning on that date, the EIT rate is expected to gradually increase to the standard rate of 25% over a five-year transition period. However, the New Corporate Income Tax Law does not specify how the existing preferential tax rate will gradually increase to the standard rate of 25%. Also, under the New Corporate Income Tax Law, certain high technology enterprises will continue to be entitled to a reduced tax rate of 15%. However, the implementation rules regarding the preferential tax policies (e.g. the details on how the taxpayer can qualify as a high-tech enterprise under the New Corporate Income Tax Law) have yet to be made public. Consequently, the Company is not able to make an estimate of the expected financial effect of the New Corporate Income Tax Law on its deferred tax assets and liabilities. The expected financial effect, if any, will be reflected in the Company's 2007 financial statements. The enactment of the New Corporate Income Tax Law is not expected to have any financial effect on the amounts accrued in the balance sheet in respect of current tax payable.

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

Foreign currency transactions during this reporting period are translated into each company’s denominated currency at the exchange rates ruling at the transaction dates. Gains and losses resulting from foreign currency transactions are included in the consolidated statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into each company’s denominated currency at year-end exchange rates. All exchange differences are dealt with in the consolidated statements of operations.

The financial statements of our operations based outside of the United States have been translated into US$ in accordance with SFAS 52. We have determined that the functional currency for each of the Company’s foreign operations is its applicable local currency. When translating functional currency financial statements into US$, period-end exchange rates are applied to the consolidated balance sheets, while average period rates are applied to consolidated statements of operations. Translation gains and losses are recorded in translation reserve as a component of shareholders’ equity.

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

Exchange rates among US$, HK$ and RMB had minimal fluctuations during the periods presented. The rates ruling as of March 31, 2007 is US$1: HK$7.75: RMB7.74. The weighted average rates ruling for the three months ended March 31, 2007 are US$1: HK$7.75:RMB7.77.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES - Continued

Revenue Recognition - Continued

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES - Continued

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES - Continued

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES - Continued

Recent Accounting Pronouncements

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48).  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. The adoption of FIN 48 did not have a material impact on our results of operations, financial position or liquidity.

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

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company's financial condition and results of operations. The Company does not believe that any other of the recently issued and adopted, but not yet effective, accounting standards would have a material effect on the accompanying financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net Sales

Our net sales increased 18% to $1,242,045 in the first quarter of 2007, from $1,053,470 in the first quarter of 2006. Sales of For-series software increased 132% to $891,408 in the first quarter of 2007, from $384,778 in the first quarter of 2006. Sales of For-series related system integration decreased 48% to $350,636 in the first quarter of 2007 from $668,692 in the first quarter of 2006. The increase in net sales was mainly attributable to our strategy of increasing software sales and reducing low profit margin hardware projects. The decreased sales of For-series related system integration was also attributable to increased competition in the system integration market.

Cost of Sales

Our cost of sales decreased 79% to $187,271 in the first quarter of 2007, from $910,286 in the first quarter of 2006. The decrease was mainly due to decreased hardware pass-through.

Gross Profit

Gross profit increased 637% to $1,054,774 in the first quarter of 2007, from $143,184 in the first quarter of 2006. The increase was mainly due to increased percentage of net sales of software and service and decreased cost of sales for hardware pass-through. Gross profit margin was increased 525% to 85% in the first quarter of 2007, from 14% in the first quarter of 2006. The increased gross profit margin is mainly due to the increased sales of software, which have a much higher profit margin than that for hardware pass-through.

Operating Expenses

Total operating expenses decreased 2% to $909,761 in the first quarter of 2007, from $923,874 in the first quarter of 2006. The decrease resulted largely from decreased research and development expenses, which is partly offset by the increase in selling expenses.

Selling expenses increased 38% to $184,593 in the first quarter of 2007, from $134,156 in the first quarter of 2006. This increase was primarily due to our increased advertising expenses and sales efforts to market our fast growing ASP (Application Service Provider) services “For-online”, our IT outsourcing services, as well as our EAI (Enterprise Application Integration) services.

Research and development expenses decreased 29% to $275,045 in the first quarter of 2007, from $389,457 in the first quarter of 2006. The decrease was due to a shift of work force, with staff cost of $149,970, to the Guangxi Caexpo project for the contract to build an e-commerce platform.

General and administrative expenses increased 13% to $450,123 in the first quarter of 2007, from $399,874 in the first quarter of 2006. The increase was primarily due to the increase of consultancy fee paid relating to the Guangxi Caexpo project.

Operating Profit (Loss)

We recorded an operating profit of $145,013 in the first quarter of 2007 as compared to an operating loss of $780,303 in the first quarter of 2006. The increase was largely due to increased net sales of For-series software.

CONSOLIDATED RESULTS OF OPERATIONS - Continued

Other income

Our other income was $43,064 in the first quarter of 2007, as compare to $60,005 in the first quarter of 2006. Our other income principally comes from a value added tax refund associated with software sales. Software sales in China are subject to a 17% value added tax. However, companies that develop their own software and have the software registered are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software sales, then the excess portion of the value added tax is refundable to us upon our application to tax authority. This policy is effective until 2010.

Net (Loss) / Profit

We recorded a net income of $232,245 in the first quarter of 2007, or basic and diluted profit of $0.00 per share, as compared to net loss of $719,719 in the same period of 2006, or basic and diluted loss of $0.01 per share.

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

Our accounts receivable balance at March 31, 2007 was $1,973,273, as compared to $1,886,251 at the end of 2006. The increase is mainly attributable to receivables from Beijing Mobile and All China Logistics Online Co., Ltd.

Our inventory position at the end of the first quarter of 2007 was $185,056, as compared to $34,182 at the end of 2006. The increase was mainly due to the work-in-progress of the contract for an e-commerce platform to Guangxi Caexpo.
We ended the first quarter of 2007 with a cash position of $800,786. We had positive operating cash flow of $470,788, primarily due to net profit and an increase in customer deposits.

Although our revenues and operating results for any period are not necessarily indicative of future periods, we anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through 2007. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict. If we do need to raise additional funds, we expect to raise those funds through new issuances of shares of our equity securities in one or more public offerings or private placements, or through credit facilities extended by lending institutions.

CONSOLIDATED RESULTS OF OPERATIONS - Continued

Off-Balance Sheet Arrangements

As of March 31, 2007, we have not entered into any off-balance sheet arrangements with any individuals or entities.

Contractual Obligations

As of March 31, 2007, we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

Date	Rent Payment Due

April 1, 2007 to March 31, 2008	$112,021
April 1, 2008 to March 31, 2009	$69,138

Related Party Transactions

The Company, from time to time, received from or made repayments to one major stockholder who is also a member of the management of the Company. The amounts due from/to stockholders do not bear any interest and do not have clearly defined terms of repayment.

As of March 31, 2007 and December 31, 2006, the amounts due to stockholders represented advances from stockholders.

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

CONSOLIDATED RESULTS OF OPERATIONS - Continued

Related Party Transactions - Continued

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

In the opinion of the directors, all the above transactions were negotiated at arm's length and entered into and executed under the normal course of business with no difference from those that would be negotiated with a clearly independent party.

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

RISK FACTORS AFFECTING OUR OPERATING RESULTS AND COMMON STOCK - Continued

CURRENCY EXCHANGE RATE RISK DUE TO FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN U.S. DOLLARS AND RENMINBI

The functional currency of our operations is Renminbi and our financial statements are expressed in U.S. dollars. As a result, we are subject to the effects of exchange rate fluctuations between these currencies. On January 1, 1994, a unitary exchange rate system was implemented in China and the official bank exchange rate for translation of Renminbi to U.S. dollars was set to US$1 to RMB8.28. However, in July 2005, the Chinese government announced that it would no longer peg its currency exclusively to US Dollar but instead would switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies determined by the People’s Bank of China. The exchange rate of RMB to US$ changed from RMB8.28 to RMB8.11 in late July 2005, and the exchange rate at March 31, 2007 is RMB7.74. Any future devaluation of the Renminbi against the U.S. dollars may have an adverse effect on our reported net income. As our operations are conducted in the PRC, substantially all our revenues, expenses, assets and liabilities are denominated in Renminbi. In general, our exposure to foreign exchange risks should be limited. However, the value in our shares may be affected by the foreign exchange rate between the U.S. dollar and the Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, a decline in the value of Renminbi could reduce the U.S. dollar equivalent of the value of the earnings from, and our investment in, our subsidiaries in the PRC; while an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce risks.

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

Item 3. Controls and Procedures

Based on their most recent evaluation, which was completed as of the end of the period covered by this periodic report on Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter to which this report relates, there were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Securities Holders.

On January 25, 2007, pursuant to the Company’s Bylaws and Nevada Revised Statutes, Section 78.320(2), the holders of a majority of the outstanding shares of the Company adopted and approved, by written consent, an amendment to increase the number of the Company’s authorized shares of common stock from 100,000,000 to 200,000,000 total authorized shares of common stock, to be implemented by filing a Certificate of Amendment (the “Certificate”) with the Secretary of State of the State of Nevada. After filing the Certificate, the capital stock of the Company will consist of 200,000,000 authorized shares of common stock, $0.001 par value per share, and no authorized shares of preferred stock (hereinafter the “Authorized Shares Amendment”). The Certificate was filed on April 4, 2007.

Item 5. Other Information.

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

Exhibit Number and Brief Description.

3.1	Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit No. 3.1 of the Form 10-QSB for the quarter ended March 31, 2000, and filed on May 13, 2000.)

3.2	Bylaws dated May 11, 2000. (Incorporated by reference to Exhibit No. 3.2 of the Form 10-QSB for the quarter ended March 31, 2000, and filed on May 13, 2000.)

3.3	Text of Amendment to Bylaws of Forlink Software Corporation, Inc. (Incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed on January 18, 2007)

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

Item 6. Exhibits - Continued

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

FORLINK SOFTWARE CORPORATION, INC.

Date: May 15, 2007	By:	/s/ Yi He
Yi He Chief Executive Officer

Date: May 15, 2007	By:	/s/ Hongkeung Lam
Hongkeung Lam Chief Financial and Accounting Officer