Form 10QSB
period 2007-06-30
FORLINK SOFTWARE CORP INC
filed 2007-08-13
CIK 866458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ________________ to ______________

Commission file number: 0-18731

FORLINK SOFTWARE CORPORATION, INC.
(Exact name of small business issuer as specified in it charter)

Nevada	87-0438458
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Shenzhou Mansion 9F, Zhong Guan Cun South Street, No. 31, Haidian District, Beijing, China
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 10, 2007 the issuer had 98,991,707 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

INDEX

PART I - FINANCIAL INFORMATION		Page

Item 1.	Financial Statements.

Forlink Software Corporation, Inc.
Unaudited Consolidated Condensed Financial Statements
As of and For the Six Months ended June 30, 2007 and 2006

Consolidated Balance Sheets		1

Consolidated Statements of Operations		2

Consolidated Statements of Cash Flows		3

	Notes to Consolidated Financial Statements (unaudited)	4 - 21

Item 2.	Management’s Discussion and Analysis or Plan of Operation.	22 - 36

Item 3.	Controls and Procedures.	36

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	37

Item 3.	Defaults upon Senior Securities.	37

Item 4.	Submission of Matters to a Vote of Securities Holders.	37

Item 5.	Other Information.	37

Item 6.	Exhibits	37-38

Signatures

i

Forlink Software Corporation, Inc.

Consolidated Balance Sheets

(Expressed in US Dollars)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$568,465	$427,195
Accounts receivable	1,812,545	1,886,251
Other receivables, deposits and prepayments (Note 3)	486,324	242,888
Inventories (Note 4)	266,996	34,182

Total current assets	3,134,330	2,590,516

Property, plant and equipment (Note 6)	711,056	728,710
Long term investments (Note 7)	4,574,733	4,322,289
Goodwill (Note 8)	1,684,023	1,684,023

Total assets	$10,104,142	$9,325,538

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$396,176	$155,204
Amounts due to stockholders (Note 5)	648,068	819,491
Customer deposits	2,675,868	2,634,705
Other payables and accrued expenses (Note 9)	205,634	549,424
Other tax payable	406,673	187,436

Total current liabilities	$4,332,419	$4,346,260

Commitments and contingencies

Stockholders’ equity
Common stock, par value $0.001 per share;
200,000,000 and 100,000,000 shares authorized;
98,991,707 and 98,224,707 shares issued and 92,691,707 and 89,924,707 shares outstanding, respectively	$98,992	$98,225
Treasury stock	(163,800)	(215,800)
Additional paid-in capital	10,152,648	9,908,715
Accumulated losses	(4,651,089)	(5,026,137)
Accumulated other comprehensive income	334,972	214,275

Total stockholders’ equity	$5,771,723	$4,979,278

Total liabilities and stockholders’ equity	$10,104,142	$9,325,538

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.

Consolidated Statements of Operations
(unaudited)

(Expressed in US Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net sales	2,233,785	2,221,140	3,475,830	3,274,610
Cost of sales	(1,201,170)	(1,508,291)	(1,388,441)	(2,418,577)

Gross profit	1,032,615	712,849	2,087,389	856,033

Selling expenses	(260,154)	(223,058)	(444,747)	(357,214)
Research and development expenses	(158,808)	(423,235)	(433,853)	(812,692)
General and administrative expenses	(638,956)	(298,311)	(1,089,079)	(698,185)

Total operating expenses	(1,057,918)	(944,604)	(1,967,679)	(1,868,091)

Operating profit/(loss)	(25,303)	(231,755)	119,710	(1,012,058)

Income from equity method investee	147,895	-	190,476	-
Interest income	1,691	1,745	3,278	2,324
Interest expenses	-	-	-	-
Other income, net	18,520	3,235	61,584	63,240

Profit / (Loss) before tax	142,803	(226,775)	375,048	(946,494)

Income tax	-	-	-	-
Minority interest	-	-	-	-

Net profit/(loss)	142,803	(226,775)	375,048	(946,494)

Profit/(loss) per share	0.00	(0.00)	0.00	(0.01)

Weighted average common shares outstanding -basic and diluted	92,691,707	76,924,707	91,672,396	76,924,707

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.

Consolidated Statements of Cash Flows
Increase in Cash and Cash Equivalents
(unaudited)

(Expressed in US Dollars)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities
Net profit/(loss)	$375,048	$(946,494)
Adjustments to reconcile net profit/(loss) to
net cash provided by/(used in) operating activities
Loss from write-off of property, plant and equipment	33	-
Depreciation of property, plant and equipment	104,885	103,852
Non-cash compensation expense	220,000	-
Income from equity method investee	(190,476)	-

Change in:
Accounts receivables	120,687	(1,246,044)
Other receivables, deposits and prepayments	(196,873)	22,177
Inventories	(225,303)	223,099
Accounts payable	233,837	1,063,914
Customer deposits	(34,117)	462,019
Other payables and accrued expenses	(349,566)	(4,478)
Other taxes payable	207,796	11,020

Net cash provided by/(used in) operating activities	265,951	(310,935)

Cash flows from investing activities
Purchase of long term investment	(138,158)	-
Dividend received from investee	87,033	-
Acquisition of property, plant and equipment	(67,915)	(20,071)
Proceeds from disposal of long term investment	32,175	-

Net cash used in investing activities	(86,865)	(20,071)

Cash flows from financing activities
Repayment to short term borrowings	-	(246,609)
(Repayments to)/advances from stockholders	(173,250)	650,614
Proceeds from issuances of common stock under Plan 2002	76,700	-

Net cash (used in)/provided by financing activities	(96,550)	404,005

Effect of exchange rate changes	58,734	115,310

Net increase in cash and cash equivalents	141,270	188,309

Cash and cash equivalents at beginning of period	427,195	589,781

Cash and cash equivalents at end of period	$568,465	$778,090

Supplemental disclosure of cash flow information Income tax paid	$-	$-

See accompanying notes to unaudited consolidated condensed financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Forlink Software Corporation, Inc. (“Forlink”) was established on January 11, 2001 by the acquisition of Beijing Slait & Technology Development Limited Co., (“Slait”) a limited liability company established in the People’s Republic of China (the “PRC”) on January 25, 1998.

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

On June 18, 2003, Forlink Technologies (Hong Kong) Limited (“FTHK”) was incorporated in Hong Kong as a limited liability company with an authorized share capital of $129,032 (HK$1,000,000) divided into 1,000,000 ordinary shares of $0.129 (HK$1) each. At the time of incorporation, two ordinary shares of HK$1 each were issued to Forlink and Mr. Lam Hong Keung, a director of Forlink who was entrusted as nominee owner of FTHK on behalf of Forlink. In December 2003, 999,998 ordinary shares were issued to Forlink, since then FTHK becomes a wholly owned subsidiary of Forlink. The principal activities of FTHK is investment holding.

To comply with PRC laws and regulations, Forlink conducts its internet value-added services in PRC via Beijing Forlink Hua Xin Technology Co. Ltd. (“BFHX”). BFHX was established in PRC on September 19, 2003 as a limited liability company. The registered capital of BFHX is $120,733 (RMB 1,000,000) and has been fully paid up by March 31, 2005. In accordance with a resolution of Forlink’s directors passed on September 15, 2003, Mr. Yi He and Mr. Xiaoxia Zhao were entrusted as nominee owners of BFHX to hold 70% and 30%, respectively, of the fully paid up capital of BFHX on behalf of Forlink, with Forlink as the primary beneficiary. BFHX is considered a Variable Interest Entity (“VIE”) and because Forlink is the primary beneficiary, Forlink’s consolidated financial statements include BFHX. Upon the request of Forlink, Mr. Yi He and Mr. Xiaoxia Zhao are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

In accordance with a registered capital transfer agreement dated and owners’ resolutions of BFHX passed on February 16, 2004, Mr. Xiaoxia Zhao transferred the 30% of the fully paid up capital of BFHX that he held on behalf of Forlink, in the amount of $10,870 (RMB 90,000), to Mr. Wei Li for $10,870. Like Mr. Yi He, Mr. Wei Li is a nominee owner of BFHX, to hold the 30% of BFHX capital transferred to him by Mr. Xiaoxia Zhao. Upon the request of Forlink, Mr. Wei Li is required, like Mr. Yi He, to transfer his 30% ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

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

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS - Continued

On June 14, 2004, Forlink Technologies (Chengdu) Limited (“FTCD”) was established as a limited liability company in Chengdu, PRC. In September 2004, FTHK invested $750,000 in FTCD, since then FTCD becomes a wholly owned subsidiary of FTHK. In April 2006, FTHK further invested $130,000 in FTCD. The registered capital of FTCD is $5,000,000 and the fully paid up capital was $880,000 as of June 30, 2007. FTCD has commenced operations in late 2005.

On March 20, 2005, Beijing Forlink Kuanshi Technologies Limited (“BFKT”) was established as a limited liability company by BFHX and two individuals, Mr. Jianqiu Fang and Mr. Bizhao Zhong, who hold 70%, 10% and 20% of fully paid up capital of BFKT, respectively. The registered capital of BSKT is $120,733 (RMB 1,000,000) and was fully paid up on March 16, 2005. After being set up, BFKT acquired 90% and 95% of shares of Qingdao Jiashi Technologies Limited (“QJT”) and Xiamen Kuanshi Technologies Limited (“XKT”), respectively, on March 28, 2005. Both QJT and XKT were originally established by Mr. Yi He and Mr. Wei Li on March 4, 2005 and March 7, 2005 respectively. Pursuant to the agreement reached between BFHX and Mr. Wei Li, Mr. Wei Li was entrusted as nominee owner of QJT and XKT to hold 10% and 5%, respectively, of the fully paid up capital of QCT and XKT on behalf of BFHX, with BFHX as the primary beneficiary. XKT and QJT have not commenced operation since the date of establishment and both companies were deregistered in late 2006. A loss on disposal of XKT and QJT of $1,195 was incurred.

On October 24, 2005, Forlink entered into a definitive agreement to acquire a 17.5% equity interest from China Liquid Chemical Exchange Company Limited (“CLCE”), a limited liability company in PRC. Under the terms of the agreement, Forlink deployed the “For-online Electronic Trading System”, a proprietary, integrated software solution, to support the Exchange’s operations, including, but not limited to, online trading, online billing and payment, user authentication, customer care, in exchange for the 17.5% equity interest. This investment has been recognized as corporate joint venture and is accounted for under the equity method of accounting, under SOP 78-9. In early 2007, CLCE has increased its share capital. As the Company has not subscribed the new shares, our shareholding in CLCE as of June 30, 2007 has diluted to 13.46%. CLCE commenced business in early 2007.

On October 26, 2006, BFHX established a wholly owned subsidiary of Forlink Technologies (Guangxi) Limited (“FTGX”) as a limited liability company in Guangxi, PRC. BFHX injected $2,557,545 (RMB 20,000,000) registered capital to FTGX. FTGX is responsible to build an “Electronic Trade and Logistics Information Platform and Call Center” for the use of Guangxi Caexpo International Trade and Logistics Co., Ltd., an affiliate of BFHX. FTGX commenced business in late 2006.

On April 29, 2007, Forlink invested $138,158 in a private held PRC company, Beijing GuoXin Forlink Internet Technologies Limited (“BGXF”), for a 35% equity interest through BFHX. The investment in BGXF is accounted for under the equity method of accounting as Forlink’s significant influence over the operational and financial policies of BGXF. BGXF has not commenced operation since its date of establishment in April 2007.

Forlink, its subsidiaries, the VIE and corporate joint venture are collectively referred to as “the Company” hereafter.

The principal activities of the Company are the development and sale of network software systems and the provision of enterprise application system integration services in the PRC. The Company is also engaged in the sale of computer hardware.

Set forth below is a diagram illustrating the Company’s structure as of June 30, 2007:

Forlink Software Corporation, Inc. ("The Company")
100%
100%
100%
Forlink Technologies Co., Ltd ("FTCL")
Beijing Forlink Hua Xin Technologies Co., Ltd ("BFHX")
Forlink Technologies (Hong Kong) Ltd ("FTHK")
100%
10%
13.46%
22.73%
35%
70%
Beijing Forlink Kuanshi Technologies Ltd ("BFKT")
95%
90%
17.8%
100%
Forlink Technologies (Guangxi) Ltd ("FTGX")
Wuxi Stainless Steel Exchange Co., Ltd ("Wuxi")
China Liquid Chemical Exchange Co., Ltd ("CLCE")
Guangxi Caexpo International Trade and Logistics Co., Ltd ("Guangxi Caexpo")
Beijing Guoxin Forlink Internet Technologies Ltd ("BGXF")
Qingdao Jiashi Technologies Ltd ("QJT")
Xiamen Kuanshi Technologies Ltd ("XKT")
All China Logistics Online Co., Ltd
Forlink Technologies (Chengdu) Ltd ("FTCD")
Subsidiaries
Investments

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of Forlink and its subsidiaries, namely, FTCL, FTHK, BFHX, FTCD, BFKT and FTGX. All inter-company transactions and balances have been eliminated.

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

The accompanying financial data as of June 30, 2007 and December 31, 2006 and for the three months and six months ended June 30, 2007 and 2006 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The balance sheet data as of December 31, 2006 has been derived from the audited financial statements in the 2006 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s audited annual financial statements for the year ended December 31, 2006.

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006, have been made. The results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

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

The Company did not adopt any new share-based compensation plans during the period. On January 29, 2007, 767,000 stock options of 2002 Stock Plan were exercised. No stock options were exercised for the three months ended June 30, 2007.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Foreign Currency Translation and Transactions - Continued

The value of the RMB is subject to changes in China’s central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Since 1994, the conversion of RMB into foreign currencies, including USD, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate generally has been stable. In July 2005, the Chinese government announced that it will no longer peg its currency exclusively to USD but will switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies which will likely increase the volatility of RMB as compared to USD. The exchange rate of RMB to USD changed from RMB8.28 to RMB8.11 in late July 2005.

Exchange rates among US$, HK$ and RMB have little fluctuations during the periods presented. The rates ruling as of June 30, 2007, December 31, 2006 and June 30, 2006 are US$1:HK$7.75:RMB7.60, US$1:HK$7.75:RMB7.82, and US$1:HK$7.75:RMB8.01 respectively. The weighted average rates ruling for the three months ended June 30, 2007 and 2006 are US$1: HK$7.75:RMB7.69 and US$1:HK$7.75:RMB8.02 respectively.

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

Revenue from non-software, multiple-element arrangements is recognized in accordance with Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). Under EITF 00-21, the Company recognize revenue from the multiple-deliverables which has value to the customer on a stand-alone basis. Deliverables in an arrangement that do not meet the separation criteria in EITF 00-21 are treated as one unit of accounting for purposes of revenue recognition.

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

Remote hosting services, where VSOE is based upon consistent pricing charged to customers based on volumes and performance requirements on a stand-alone basis and substantive renewal terms, are recognized rateably over the contract term as the services are performed. The remote hosting arrangements generally require the Company to perform one-time set-up activities and include a one-time set-up fee. This one-time set-up fee is generally paid by the customer at contract execution. The Company has determined that these set-up activities do not constitute a separate unit of accounting, and accordingly the related set-up fees are recognized rateably over the term of the contract.

The Company is considering the applicability of EITF 00-3, “Application of AICPA Statement of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware”, to the hosting services arrangements on a contract-by-contract basis. If the Company determines that the customer does not have the contractual right to take possession of the Company’s software at any time during the hosting period without significant penalty, SOP 97-2 would not apply to these contracts in accordance with EITF 00-3. Accordingly, these contracts would be accounted for pursuant to SAB 104.

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

Long term investments

The Company’s long term investments consist of (1) equity investments which are accounted for in accordance with the equity method and (2) cost investments which are accounted for under the cost method. Under the equity method each such investment is reported at cost plus the Company’s proportionate share of the income or loss or other changes in stockholders’ equity of each such investee since its acquisition. The consolidated results of operations include such proportionate share of income or loss. See note 7.

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

NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	June 30,	December 31,
	2007	2006

Other receivables	$292,032	$98,807
Deposits	94,856	137,779
Prepayments	99,436	6,302

	$486,324	$242,888

NOTE 4 - INVENTORIES

	June 30,	December 31,
	2007	2006

Computer hardware and software	$36,684	$34,182
Work-in-progress	230,312	-

	$266,996	$34,182

All the inventories were purchased for identified system integration contracts.

Work-in-progress includes payroll and other operating expenses associated with the contract to build an e-commence platform for the Guangxi Caexpo project.

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

As of June 30, 2007 and December 31, 2006, the amounts due to stockholders represented advances from stockholders.

Related Party Transactions

As of June 30, 2007 and December 31, 2006, accounts receivable from All China Logistics Online Co., Ltd., an affiliate of the Company, (See Note 7) was $631,076 and $842,062, respectively.

During the three and six months ended June 30, 2007, net sales derived from Guangxi Caexpo International Trade and Logistics Co., Ltd., an affiliate of the Company (See Note 7) was $1,209,257 and $1,592,057 respectively (June 30, 2006: Nil). As of June 30, 2007 and December 31, 2006, deposit received from the affiliate was $1,734,584 and $1,847,486.

During the three and six months ended June 30, 2007, net sales derived from BGXF, an affiliate of the Company (see Note 7) was $111,114 (June 30, 2006: Nil).

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

	June 30,	December 31,
	2007	2006

Building	$192,225	$186,817
Computer and office equipment	1,107,864	1,052,659
Motor vehicles	229,441	181,622

	1,529,530	1,421,098
Less: Accumulated depreciation	(818,474)	(692,388)

	$711,056	728,710

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company. By a stockholders’ resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. In 2005, the title to the building was transferred to the Company.

NOTE 7 - LONG TERM INVESTMENTS

	June 30,	December 31,
	2007	2006

Equity investments	$210,379	$-
Cost investments	4,364,354	4,322,289

	$4,574,733	4,322,289

In December 2003, the Company invested $760,870 in a privately held PRC company, All China Logistics Online Co., Ltd., for a 17.8% equity interest. The Company has recorded the investment at cost because it does not have the ability to exercise significant influence over the investee.

In October 2004, the Company invested $36,232 in a privately held PRC company, Huntington Network Technologies (Beijing) Co., Ltd. (“HNTB”), for a 30% equity interest through BFHX. The investment in HNTB is accounted for under the equity method of accounting due to the Company’s significant influence over the operational and financial policies of HNTB. For the three months ended June 30, 2007 and year ended December 31, 2006, the Company did not receive any distributions from HNTB’s net results, as the investment was impaired in full in 2005 of $37,516.

On October 24, 2005, the Company set up a corporate joint venture, named China Liquid Chemical Exchange Company Limited, a limited liability company in PRC, and shares the risk and rewards up to the equity interest of 17.5%. The consideration is made in form of the internally developed “For-online Electronic Trading System” without any cash outflow. Therefore, the Company recorded the contribution of software at the lower of its carrying amount or fair value, and accounted for under the equity method under SOP 78-9. As of three and six months ended June 30, 2007, the Company’s share of the joint venture’s profit was $61,774 and $72,221 respectively, which has been recorded in the accompanying statements of operations.

NOTE 7 - LONG TERM INVESTMENTS - Continued

On October 3, 2006, the Company acquired 22.73% registered capital in Guangxi Caexpo International Trade and Logistics Co., Ltd. (“Guangxi Caexpo”), a private held PRC company, from Statelink International Group, Ltd., a company incorporated in the British Virgin Islands (“Statelink”). The consideration was settled in the form of cash payment of $2,557,545 (RMB20,000,000) by BFHX and issue of 13,000,000 shares of the Company’s restricted common stock to Statelink. The acquisition cost in share issued is based upon a value of $0.075 per share, the average market price over a 10 days’ period before and after the terms of the acquisition are agreed to. The overall acquisition cost to acquire Guangxi Caexpo is $3,529,450. The Company records the investment at cost because it does not have the ability to exercise significant influence over the investee; in fact, Guangxi Caexpo’s strategic and business decisions are dominated by other related major shareholders.

On October 12, 2006, the Company entered into a definitive agreement to acquire 12.5% registered capital in Wuxi Stainless Steel Exchange Co., Ltd. (“Wuxi”), a private held PRC company. In exchange for the 12.5% registered capital, the Company would deploy a proprietary, integrated software solution (“software”), estimated at RMB1,000,000, by reference to the similar products sold to third parties in 2006, to support the Exchange’s operations, plus RMB 250,000 cash payment to Wuxi. In 2006, the Company contributed cash of $31,969 (RMB250,000), but the software has not yet deployed to Wuxi as of June 30, 2007. The Company records the investment at cost because it does not have the ability to exercise significant influence over the investee. On 14 January, 2007, the Company entered into a Share Transfer Agreement with a major shareholder of Wuxi for transfer of 2.5% interest in Wuxi to the major shareholder at cash payment of RMB 500,000. After the transfer of share, the Company retains 10% equity interest in Wuxi.

On April 29, 2007, the Company invested $138,158 in a privately held PRC company, Beijing GuoXin Forlink Internet Technologies Limited (“BGXF”), for a 35% equity interest through BFHX. The investment in BGXF is accounted for under the equity method of the accounting due to the Company’s significant influence over the operational and financial policies of BGXF. As of June 30, 2007, BGXF has not commenced operation from the date of establishment.

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

Under SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment on an annual basis (December 31 for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of a company. Application of the goodwill impairment test requires judgment, including the determination of the fair value of a company. The fair value of a company is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and the determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for a company.

In the quarter ended June 30, 2002, a total impairment of $6,966,546 was recorded for the year ended December 31, 2002.

Since December 31, 2003, the Company completed the annual impairment test at December 31 of each year. Based on the result of the first step of the test, the Company believes that there was no further impairment of goodwill as of December 31, 2003, 2004, 2005 and 2006.

NOTE 9 - OTHER PAYABLES AND ACCRUED EXPENSES

	June 30,	December 31,
	2007	2006

Other payables	$36,953	$352,796
Accrued salaries & wages	133,834	152,632
Other accrued expenses	34,847	43,996

	$205,634	$549,424

NOTE 10 - INCOME TAX

According to the relevant PRC tax rules and regulations, FTCL and BFHX, being recognized New Technology Enterprises operating within a New and High Technology Development Zone, are entitled to an Enterprise Income Tax (“EIT”) rate of 15%.

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and State Tax Bureau respectively, FTCL, being a recognized New Technology Enterprise, is eligible to full exemption from EIT for fiscal years 1999, 2000, 2001 and 2002. FTCL is also eligible to 50% EIT reduction at the rate of 7.5% for fiscal years 2003, 2004 and 2005. As of June 30, 2007, the FTCL entitled to EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by State Tax Bureau, BFHX, being a recognized New Technology Enterprise, is eligible to full exemption from EIT for fiscal years 2004, 2005 and 2006. As of June 30, 2007, BFHX entitled to EIT rate of 7.5%.

Hong Kong profits tax is calculated at 17.5% on the estimate assessable profits of FTHK for the period. No provision for EIT and Hong Kong profits tax were made for FTCL, BFHX, FTCD, FTGX and FTHK as they have not gained taxable income for the periods.

The EIT rates for FTCD and BFKT range from 15% to 33%. No provision for EIT was made as they do not have taxable income during the period.

On 16 March 2007, the 5th Plenary Session of the 10th National People's Congress passed the Corporate Income Tax Law of the PRC ("the New Corporate Income Tax Law"), which will take effect on January 1, 2008. Beginning on that date, the EIT rate is expected to gradually increase to the standard rate of 25% over a five-year transition period. However, the New Corporate Income Tax Law does not specify how the existing preferential tax rate will gradually increase to the standard rate of 25%. Also, under the New Corporate Income Tax Law, certain high technology enterprises will continue to be entitled to a reduced tax rate of 15%. However, the implementation rules regarding the preferential tax policies (e.g. the details on how the taxpayer can qualify as a high-tech enterprise under the New Corporate Income Tax Law) have yet to be made public. Consequently, the Company is not able to make an estimate of the expected financial effect of the New Corporate Income Tax Law on its deferred tax assets and liabilities. The expected financial effect, if any, will be reflected in the Company's 2007 annual financial statements. The enactment of the New Corporate Income Tax Law is not expected to have any financial effect on the amounts accrued in the balance sheet in respect of current tax payable.

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

As part of the PRC government’s policy of encouraging software development in the PRC, companies that satisfy certain criteria set by the relevant authorities and which develop their own software products and have the software products registered with the relevant authorities in the PRC are entitled to a refund of VAT equivalent to the excess over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales). The excess portion of the VAT is refundable and is recorded by the Company on an accrual basis. The VAT rebate included in other income was $17,272 and $56,859 for the three and six months ended June 30, 2007, respectively. (2006: $3,235 and $63,153)

NOTE 12 - COMPREHENSIVE INCOME/(LOSS)

The components of comprehensive income/(loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net profit/(loss)	$142,803	$(226,775)	$375,048	$(946,494)
Foreign currency translation adjustment	102,471	9,280	120,697	37,116

Comprehensive income/(loss)	$245,274	$(217,495)	$495,475	$(909,378)

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

The following table summarizes the activity on stock options under the Plan:

	Number of options	Weighted average exercise price

Outstanding at December 31, 2002	1,337,000	$1.00
Granted	1,968,000	$2.28
Exercised	0	0.00
Forfeited or Cancelled	631,000	$5.00
Outstanding at December 31, 2003, 2004, 2005, 2006 and June 30, 2007	1,337,000	$1.00

All outstanding options at June 30, 2007 and December 31, 2006 are exercisable.

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

The following table summarizes the activity on stock options under the 2002 Plan:

	Number of shares	Weighted average exercise price

Granted on September 7, 2004	3,315,000	$0.10
Exercised	(15,000)	($0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2004	3,300,000	$0.10
Exercised	(136,500)	($0.10)
Forfeited or Cancelled	(132,500)	($0.10)
Outstanding at December 31, 2005	3,031,000	$0.10
Exercised	0	$0.00
Forfeited or Cancelled	(1,734,000)	($0.10)
Outstanding at December 31, 2006	1,297,000	$0.10
Exercised	(767,000)	($0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at June 30, 2007	530,000	$0.10

Fully vested and exercisable at June 30, 2007	330,000	$0.10

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

NOTE 13 - STOCK PLAN - Continued

The following table summarizes the cumulative activities up to June 30, 2007 of the 2002 Plan with different expiration date:

	Granted	Exercised	Forfeited or Cancelled	Outstanding at June 30, 2007
December 2006 Options	2,385,000	518,500	1,866,500	0
June 2007 Options	130,000	0	0	130,000
June 2009 Options	800,000	400,000	0	400,000
	3,315,000	918,500	1,866,500	530,000

The weighted average fair value of the December 2006 Options, the June 2007 Options and the June 2009 Options granted on the date of grant, were $0.042, $0.046 and $0.058 per option, respectively.

There was no aggregate intrinsic value of options outstanding and exercisable as of June 30, 2007 and December 31, 2006. The aggregate intrinsic value represents the intrinsic value, based on options with an exercise price less than the market value of the Company’s stock on June 30, 2007 and December 31, 2006, which would have been received by the option holders had those option holders exercised those options at of that date.

At June 30, 2007, future compensation expense related to the unvested portion of stock options outstanding totaled $12,294. The compensation expense on the unvested portion of stock options is expected to be recognized over a weighted average period of 1 year.

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective options.

	The value of Options
	December 2006 Options	June 2009 Options	June 2009 Options

Risk-free interest rate	2.17%	2.28%	2.66%
Expected lives (in years)	1.167	1.417	2.417
Dividend yield	0%	0%	0%
Expected volatility	100%	100%	100%

NOTE 14 - CONCENTRATION OF CUSTOMERS

During the three and six months ended June 30, 2007 and 2006, the following customers accounted for more than 10% of total sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net sales derived from - Beijing Mobile (Customer A)	590,162	2,077,684	1,201,278	2,885,406
- Guangxi Caexpo (Customer B)	1,209,257	*	1,592,057	*
- All China Logistics Online Co Ltd (Customer C)	*	*	*	*

% to total net sales - Customer A	26%	94%	35%	88%
- Customer B	54%	*	46%	*
- Customer C	*	*	*	*

Account receivable from - Customer A			861,491	1,535,303
- Customer B			*	*
- Customer C			631,076	347,444

% to total accounts receivable - Customer A			47%	72%
- Customer B			*	*
- Customer C			35%	16%
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

OVERVIEW

We are a leading provider of software solutions and information technology services in China (the “PRC” or “China”). We focus on providing Enterprise Application Integration (EAI) solutions for large companies in the telecom, finance, and logistics industries. In May 2004, we launched For-online, which delivers enterprise applications and services over the Internet to Small and Medium-sized Enterprises (SMEs) in China. For-online is now an established channel for delivering and distributing our products and services to more customers.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from Beijing Mobile Communication Company (“Beijing Mobile”), a subsidiary of China Mobile. Since 1998, we have been developing and maintaining BOSS (Business Operation Support System) for the carrier. BOSS is an integrated software platform and it is developed in stages to accommodate Beijing Mobile’s increasing subscribers and service offerings. We are currently developing and maintaining phase two of BOSS.

OVERVIEW - Continued

Although we are an important strategic IT partner of Beijing Mobile, we do not have long-term contracts with the carrier. All of our agreements with the carrier are for short-term projects or sales of third-party hardware. While we feel that our significant relationships with Beijing Mobile will likely provide additional sales agreements in the future, Beijing Mobile is not contractually bound to purchase any products or services from us. The loss of this customer could hurt our business by reducing our revenues and profitability significantly.

For the three and six months ended June 30, 2007, sales to Beijing Mobile Communication Company were $590,162 and $1,201,278, respectively, (2006: $2,077,684 and $2,885,406) accounting for 26% and 35% (2006: 94% and 88%) of our revenue for these periods, respectively.

On April 29, 2007, we invested $138,158 (RMB 1,050,000) in Beijing GuoXin Forlink Internet Technologies Limited (BGXF), a limited liability company in Beijing, PRC, for a 35% equity interest. This investment in BGXF is in line with our strategy to expand into new business areas and to grow our business not only internally but through investment and/or acquisition.

REVENUES

Our business includes Forlink’s “For-series” brand software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and “For-series” related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Sales of For-series software	$131,895	$762,640	$1,023,303	$1,147,418
as a percentage of net sales	6%	34%	29%	35%

For-series related system integration	$2,101,890	$1,458,500	$2,452,527	$2,127,192
as a percentage of net sales	94%	66%	71%	65%

As indicated in the foregoing table, sales of For-series software as a percentage of net sales decreased by 10% to $1,023,303in the first half of 2007 from $1,147,418 in the first half of 2006. For-series related system integration as a percentage of net sales increased from 65% in the second quarter of 2006 to 71% in the same period of 2007. The change was mainly attributable to the revenue from computer hardware that we sold pursuant to the Guangxi Caexpo contract of e-commerce platform, a large system integration project, in the amount of $1,209,257 in the second quarter of 2007. In the meantime, software development for the Guangxi Caexpo contract is still in progress and we expect further software sales would be recognized in the foreseeable future.

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

Selling expenses include business traveling and accommodation expenses for employees in our sales and marketing departments, third party advertising expenses, as well as sales commissions and salaries of our salesmen.

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

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 that were issued by the Beijing Tax Bureau and the State Tax Bureau, respectively, FTCL, which is recognized as a New Technology Enterprise, was eligible for a full exemption from EIT for the fiscal years 1999, 2000, 2001 and 2002. FTCL also became eligible for a 50% EIT reduction at the rate of 7.5% for the fiscal years 2003, 2004 and 2005. As of June 30, 2007, FTCL is entitled to EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 that issued by the State Tax Bureau, BFHX, which is recognized as a New Technology Enterprise, is eligible for a full exemption from EIT for the fiscal years 2004, 2005 and 2006. As of June 30, 2007, BFHX is entitled to EIT rate of 7.5%.

Hong Kong profits tax is calculated at 17.5% on the estimated assessable profits of FTHK for the period. No provision for EIT and Hong Kong profits tax were made for FTCL, BFHX, FTCD, FTGX and FTHK as they have not gained taxable income for this reporting period.

The EIT rates for FTCD and BFKT range from 15% to 33%. No provision for EIT was made for BFKT because the company has not commenced operations during this reporting period.

On 16 March 2007, the 5th Plenary Session of the 10th National People's Congress passed the Corporate Income Tax Law of the PRC ("the New Corporate Income Tax Law"), which will take effect on January 1, 2008. Beginning on that date, the EIT rate is expected to gradually increase to the standard rate of 25% over a five-year transition period. However, the New Corporate Income Tax Law does not specify how the existing preferential tax rate will gradually increase to the standard rate of 25%. Also, under the New Corporate Income Tax Law, certain high technology enterprises will continue to be entitled to a reduced tax rate of 15%. However, the implementation rules regarding the preferential tax policies (e.g. the details on how the taxpayer can qualify as a high-tech enterprise under the New Corporate Income Tax Law) have yet to be made public. Consequently, the Company is not able to make an estimate of the expected financial effect of the New Corporate Income Tax Law on its deferred tax assets and liabilities. The expected financial effect, if any, will be reflected in the Company's 2007 annual financial statements. The enactment of the New Corporate Income Tax Law is not expected to have any financial effect on the amounts accrued in the balance sheet in respect of current tax payable.

Revenue from the sale of hardware procured in China together with the related system integration is subject to a 17% value added tax (“VAT”). Although sales of software in China are subject to a 17% VAT as well, companies that develop their own software and have the software registered are generally entitled to a VAT refund. If the net amount of the VAT payable exceeds 3% of software sales, then the excess portion of the VAT is refundable to us upon our application to tax authority. This policy is effective until 2010. Changes in Chinese tax laws may adversely affect our future operations.

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

The value of the RMB is subject to changes in China’s central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Since 1994, the conversion of RMB into foreign currencies, including USD, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate generally has been stable. In July 2005, the Chinese government announced that it would no longer peg its currency exclusively to US$ but would switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies. This switch will likely increase the volatility of RMB as compared to US$. The exchange rate of RMB to US$ changed from RMB8.28 to RMB8.11 in late July 2005.

Exchange rates among US$, HK$ and RMB had minimal fluctuations during the periods presented. The rates ruling as of June 30, 2007 is US$1: HK$7.75: RMB7.60. The weighted average rates ruling for the three months ended June 30, 2007 are US$1: HK$7.75: RMB7.69.

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

Revenue from non-software, multiple-element arrangements is recognized in accordance with Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). Under EITF 00-21, We recognize revenue from the multiple-deliverables which has value to the customer on a stand-alone basis. Deliverables in an arrangement that do not meet the separation criteria in EITF 00-21 are treated as one unit of accounting for purposes of revenue recognition.

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

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. We do not anticipate that the adoption of this statement will have a material effect on our financial condition and results of operations. We do not believe that any other of the recently issued and adopted, but not yet effective, accounting standards would have a material effect on the accompanying financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

Liquidity and Capital Resources

Net Sales

In the three-month period ended June 30, 2007, revenue was $2,233,785 almost the same against the comparable period in 2006 and an increase of 80% from the previous quarter. In the six-month period ended June 30, 2007 revenue was $3,475,830, representing an increase of 6% against the comparable period in 2006. The increase was mainly caused by increased system integration revenue from hardware sold pursuant to the Guangxi Caexpo contract for e-commerce platform of $1,209,257 in the second quarter of 2007.

Cost of sales

Our cost of sales were $1,201,170 and $1,388,441 respectively, in the three- and six-month periods ended June 30, 2007, representing an decrease of 20% and 42% respectively against comparable periods in 2006. The decrease was mainly due to decrease in other system related integration sales.

Gross profit

In the three-month period ended June 30, 2007, gross profit was $1,032,615 representing a increase of 44% against the comparable period in 2006 and an decrease of 2% from the previous quarter. In the six-month period ended June 30, 2007, our gross profit was $2,087,389, representing an increase of 144% against comparable periods in 2006. Gross profit margins increased to 46% and 60% respectively, in the three-and six-month periods ended June 30, 2007 as compared to 32% and 26% respectively, in the comparable periods of 2006. It was mainly because sales of e-commerce platform for the Guangxi Caexpo contract, which have higher profit margin, had increased.

Operating expenses

Total operating expenses were $1,057,918 and $1,967,679, respectively, in the three-and six-month periods ended June 30, 2007, representing an increase of 12% and 5%, respectively, against comparable periods in 2006, and an increase of 16% from the first quarter of 2007. The overall increase in operation expenses was attributable to increased selling expenses and general and administrative expenses.

Selling expenses were $260,154 and $444,747, respectively, in the three-and six-month periods ended June 30, 2007, representing an increase of 17% and 25%, respectively, against comparable periods in 2006. This increase was primarily due to our increased advertising expenses and sales efforts to market our fast growing ASP (Application Service Provider) services “For-online”, our IT outsourcing services, as well as our EAI (Enterprise Application Integration) services.

Research and development expenses was $158,808 and $433,853, respectively, in the three-and six-month periods ended June 30, 2007, representing an decrease of 62% and 47% respectively, against comparable periods in 2006. The decrease was due to a shift of work force, with staff cost of $230,312, to the Guangxi Caexpo project for the contract to build an e-commerce platform.

General and administrative expenses were $638,956 and $1,089,079, respectively, in the three-and six-month periods ended June 30, 2007, representing an increase of 114% and 56%, respectively, against comparable periods in 2006. The increase was primarily due to the increase of consultancy fee paid relating to the Guangxi Caexpo project.

Operating profit/(loss)

We recorded an operating profit $142,803 in the second quarter of 2007, compared to an operating loss of $226,775 in the same period of 2006. For the six-month period ended June 30, 2007, we recorded an operating profit of $375,048, compared to an operating loss of $946,494 in the same period of 2006. The increase in operating profit was mainly due to the system integration sales under the Guangxi Caexpo contract, totaling $1,592,057 in the first half of 2007. .

Other income

Our other income was $18,520 and $61,584, respectively, in the three-and six-month period ended June 30, 2007, as compared to $3,235 and $63,240 in the comparable period in 2006. Our other income is mainly derived from a value added tax refund associated with software sales. Software sales in China are subject to a 17% value added tax. However, companies that develop their own software and have the software registered are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software sales, then the excess portion of the value added tax is refundable to us upon our application to tax authority. This policy is effective until 2010.

Liquidity and Capital Resources

In the three-month period ended June 30, 2007, we recorded a net profit of $142,803, or basic and diluted profit of $0.00 per share, compared to a net loss of $226,775, or basic and diluted loss of $0.00 per share in the same period of 2006. For the six-month period ended June 30, 2007, we recorded a net profit of $375,048. Our capital requirements are primarily working capital requirements related to costs of hardware for network solution projects and costs associated with the expansion of our business. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to our hardware vendors are due. However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements. We have historically financed our working capital and other financing requirements through careful management of our billing cycle and, to a limited extent, bank loans.

Our accounts receivable balance at June 30, 2007 was $1,812,545, as compared to $1,886,251 at the end of 2006.

Our inventory position at the end of the second quarter of 2007 was $266,996, as compared to $34,182 at the end of 2006. The increase was mainly due to the work-in-progress of the contract for an e-commerce platform to Guangxi Caexpo.

We ended the second quarter of 2007 with a cash position of $568,465. We had positive operating cash flow of $265,951, primarily due to net profit and an increase in accounts payable.

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

CONSOLIDATED RESULTS OF OPERATIONS - Continued

Off-Balance Sheet Arrangements
As of June 30, 2007, we have not entered into any off-balance sheet arrangements with any individuals or entities.

Contractual Obligations

As of June 30, 2007, we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

Date	Rent Payment Due
July 1, 2007 to June 30, 2008	$300,447
July 1, 2008 to June 30, 2009	$201,633

Related Party Transactions

The Company, from time to time, received from or made repayments to one major stockholder who is also a member of the management of the Company. The amounts due from/to stockholders do not bear any interest and do not have clearly defined terms of repayment.

As of June 30, 2007 and December 31, 2006, the amounts due to stockholders represented advances from stockholders.

In accordance with a resolution of Forlink’s directors passed on September 15, 2003, Mr. Yi He and Mr. Xiaoxia Zhao were entrusted as nominee owners of BFHX to hold 70% and 30%, respectively, of the fully paid up capital of BFHX on behalf of Forlink, with Forlink as the primary beneficiary. BFHX is considered a Variable Interest Entity (“VIE”) and because Forlink is the primary beneficiary, Forlink’s consolidated financial statements include BFHX. Upon the request of Forlink, Mr. Yi He and Mr. Xiaoxia Zhao are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

In accordance with a registered capital transfer agreement dated and owners’ resolutions of BFHX passed on February 16, 2004, Mr. Xiaoxia Zhao transferred the 30% of the fully paid up capital of BFHX that he held on behalf of Forlink, in the amount of $10,870 (RMB 90,000), to Mr. Wei Li for $10,870. Like Mr. Yi He, Mr. Wei Li is a nominee owner of BFHX, to hold the 30% of BFHX capital transferred to him by Mr. Xiaoxia Zhao. Upon the request of Forlink, Mr. Wei Li is required, like Mr. Yi He, to transfer his 30% ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

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

RISK FACTORS AFFECTING OUR OPERATING RESULTS AND COMMON STOCK

In addition to the other information in this report, the following factors should be considered in evaluating our business and our future prospects:

POLITICAL AND ECONOMIC POLICIES OF THE CHINESE GOVERNMENT COULD AFFECT OUR INDUSTRY IN GENERAL AND OUR COMPETITIVE POSITION IN PARTICULAR

Since the establishment of the People's Republic of China in 1949, the Communist Party has been the governing political party in the PRC. The highest bodies of leadership are the Politburo of the Communist Party, the Central Committee and the National People's Congress. The State Council, which is the highest institution of government administration, reports to the National People's Congress and has under its supervision various commissions, agencies and ministries, including The Ministry of Information Industry, the telecommunications regulatory body of the Chinese government. Since the late 1970s, the Chinese government has been reforming the Chinese economic system. Although we believe that economic reform and macroeconomic measures adopted by the Chinese government have had and will continue to have a positive effect on economic development in China, there can be no assurance that the economic reform strategy will not from time to time be modified or revised. Such modifications or revisions, if any, could have a material adverse effect on the overall economic growth of China and investment in the Internet and the telecommunications industry in China. Such developments could reduce, perhaps significantly, the demand for our products and services. There is no guarantee that the Chinese government will not impose other economic or regulatory controls that would have a material adverse effect on our business. Furthermore, changes in political, economic and social conditions in China, adjustments in policies of the Chinese government or changes in laws and regulations could affect our industry in general and our competitive position in particular.

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

RISK FACTORS AFFECTING OUR OPERATING RESULTS AND COMMON STOCK - Continued

CURRENCY EXCHANGE RATE RISK DUE TO FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN U.S. DOLLARS AND RENMINBI

The functional currency of our operations is Renminbi and our financial statements are expressed in U.S. dollars. As a result, we are subject to the effects of exchange rate fluctuations between these currencies. On January 1, 1994, a unitary exchange rate system was implemented in China and the official bank exchange rate for translation of Renminbi to U.S. dollars was set to US$1 to RMB8.28. However, in July 2005, the Chinese government announced that it would no longer peg its currency exclusively to US Dollar but instead would switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies determined by the People’s Bank of China. The exchange rate of RMB to US$ changed from RMB8.28 to RMB8.11 in late July 2005, and the exchange rate at June 30, 2007 is RMB7.60. Any future devaluation of the Renminbi against the U.S. dollars may have an adverse effect on our reported net income. As our operations are conducted in the PRC, substantially all our revenues, expenses, assets and liabilities are denominated in Renminbi. In general, our exposure to foreign exchange risks should be limited. However, the value in our shares may be affected by the foreign exchange rate between the U.S. dollar and the Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, a decline in the value of Renminbi could reduce the U.S. dollar equivalent of the value of the earnings from, and our investment in, our subsidiaries in the PRC; while an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce risks.

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

Item 3. Controls and Procedures

Based on their most recent evaluation, which was completed as of the end of the period covered by this periodic report on Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting during the most recently ended quarter that have materially affected, or are reasonably likely to affect, internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORLINK SOFTWARE CORPORATION, INC. (Registrant)

Date: August 13, 2007	By:	/s/ Yi He
Yi He Chief Executive Officer

Date: August 13, 2007	By:	/s/ Hongkeung Lam
Hongkeung Lam Chief Financial and Accounting Officer