Form 10QSB
period 2007-09-30
FORLINK SOFTWARE CORP INC
filed 2007-11-14
CIK 866458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 12, 2007, the issuer had 92,691,707 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

INDEX

PART I - FINANCIAL INFORMATION		Page

Item 1.	Financial Statements.

Forlink Software Corporation, Inc.
Unaudited Consolidated Condensed Financial Statements
As of and For the Nine Months ended September 30, 2007 and 2006

	Consolidated Balance Sheets	1

	Consolidated Statements of Operations	2

	Consolidated Statements of Cash Flows	3

	Notes to Consolidated Financial Statements (unaudited)	4 - 23

Item 2.	Management’s Discussion and Analysis or Plan of Operation.	24 - 39

Item 3.	Controls and Procedures.	39

PART II - OTHER INFORMATION		40

Item 1.	Legal Proceedings.	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	40

Item 3.	Defaults upon Senior Securities.	40

Item 4.	Submission of Matters to a Vote of Securities Holders.	40

Item 5.	Other Information.	40

Item 6.	Exhibits	40 - 41

Signatures		42+

Forlink Software Corporation, Inc.

Consolidated Balance Sheets

(Expressed in US Dollars)
	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$1,650,551	$427,195
Accounts receivable	1,874,165	1,886,251
Other receivables, deposits and prepayments (Note 3)	1,347,310	242,888
Inventories (Note 4)	484,119	34,182

Total current assets	5,356,145	2,590,516

Property, plant and equipment (Note 6)	683,218	728,710
Long term investments (Note 7)	4,826,103	4,322,289
Goodwill (Note 8)	1,684,023	1,684,023

Total assets	$12,549,489	$9,325,538

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,338,827	$155,204
Amounts due to stockholders (Note 5)	772,015	819,491
Customer deposits	1,309,756	2,634,705
Other payables and accrued expenses (Note 9)	217,153	549,424
Other tax payable	517,190	187,436

Total current liabilities	$5,154,941	$4,346,260

Commitments and contingencies

Minority interest (Note 10)	$1,130,320	$-

Stockholders’ equity
Common stock, par value $0.001 per share;
200,000,000 and 100,000,000 shares authorized;
92,814,642 and 98,224,707 shares issued and 92,063,364 and 89,924,707 shares outstanding, respectively	$99,122	$98,225
Treasury stock	(163,800)	(215,800)
Additional paid-in capital	10,165,518	9,908,715
Accumulated losses	(4,225,290)	(5,026,137)
Accumulated other comprehensive income	388,678	214,275

Total stockholders’ equity	$6,264,228	$4,979,278

Total liabilities and stockholders’ equity	$12,549,489	$9,325,538

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.

Consolidated Statements of Operations
(unaudited)

(Expressed in US Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net sales	3,573,760	1,659,768	7,049,590	4,934,378
Cost of sales	(2,651,052)	(325,689)	(4,039,493)	(2,744,266)

Gross profit	922,708	1,334,079	3,010,097	2,190,112

Selling expenses	(226,602)	(165,782)	(671,349)	(522,996)
Research and development expenses	(143,000)	(461,557)	(576,853)	(1,274,249)
General and administrative expenses	(337,829)	(324,893)	(1,426,908)	(1,023,078)

Total operating expenses	(707,431)	(952,232)	(2,675,110)	(2,820,323)

Operating profit/(loss)	215,277	381,847	334,987	(630,211)

Income from equity method investee	147,272	-	337,748	-
Interest income	28,523	767	31,801	3,091
Interest expenses	-	-	-	-
Other income, net	34,727	61,160	96,311	124,400

Profit / (Loss) before tax	425,799	443,774	800,847	(502.720)

Income tax	-	-	-	-
Minority interest	-	-	-	-

Net profit/(loss)	425,799	443,774	800,847	(502,720)

Profit/(loss) per share	0.00	(0.01)	0.01	(0.01)

Weighted average common shares outstanding -basic and diluted	92,814,642	76,924,707	92,063,364	76,924,707

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.

Consolidated Statements of Cash Flows
Increase/(Decrease) in Cash and Cash Equivalents
(unaudited)

(Expressed in US Dollars)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net profit/(loss)	$800,847	$(502,720)
Adjustments to reconcile net profit/(loss) to
net cash provided by/(used in) operating activities
(Gain)/loss from write-off of property, plant and equipment	(3,321)	917
Depreciation of property, plant and equipment	160,200	154,918
Non-cash compensation expense	220,000	-
Income from equity method investee	(337,748)	-
Dividend received from investee	113,705	-

Change in:
Accounts receivables	78,516	(1,235,492)
Other receivables, deposits and prepayments	(1,019,507)	12,749
Inventories	(431,364)	226,713
Accounts payable	2,099,367	(343,154)
Customer deposits	(1,375,196)	662,712
Other payables and accrued expenses	(340,321)	(27,205)
Other taxes payable	309,914	78,737

Net cash provided by/(used in) operating activities	275,092	(971,825)

Cash flows from investing activities
Purchase of long term investment	(237,892)	-

Acquisition of property, plant and equipment	(90,689)	(23,017)
Proceeds from disposal of long term investment	32,175	-
Proceeds from disposal of property, plant and equipment	5,945	-

Net cash used in investing activities	(290,461)	(23,017)

Cash flows from financing activities
Repayment to short term borrowings	-	(246,609)
(Repayments to)/advances from stockholders	(52,005)	771,263
Capital contribution from minority interest	1,130,320	-
Proceeds from issuances of common stock under Plan 2002	89,700	-

Net cash provided by financing activities	1,168,015	524,654

Effect of exchange rate changes	70,710	161,794

Net increase/(decrease) in cash and cash equivalents	1,223,356	(308,394)

Cash and cash equivalents at beginning of period	427,195	589,781

Cash and cash equivalents at end of period	$1,650,551	$281,387

Supplemental disclosure of cash flow information
Income tax paid	$-	$-

See accompanying notes to unaudited consolidated condensed financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Forlink Software Corporation, Inc. (“Forlink”) was established on January 11, 2001 by the acquisition of Beijing Slait & Technology Development Limited Co. (“Slait”), a limited liability company established in the People’s Republic of China (the “PRC”) on January 25, 1998.

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

On June 18, 2003, Forlink Technologies (Hong Kong) Limited (“FTHK”) was incorporated in Hong Kong as a limited liability company with an authorized share capital of $129,032 (HK$1,000,000) divided into 1,000,000 ordinary shares of $0.129 (HK$1) each. At the time of incorporation, two ordinary shares of HK$1 each were issued to Forlink and Mr. Lam Hong Keung, a director of Forlink, who was entrusted as the nominee owner of FTHK on behalf of Forlink. In December 2003, 999,998 ordinary shares were issued to Forlink, and since then FTHK became a wholly owned subsidiary of Forlink. The principal activity of FTHK is investment holding.

To comply with PRC laws and regulations, Forlink conducts its internet value-added services in PRC via Beijing Forlink Hua Xin Technology Co. Ltd. (“BFHX”). BFHX was established in PRC on September 19, 2003 as a limited liability company. The registered capital of BFHX is $120,733 (RMB1,000,000) and was fully paid up by March 31, 2005. In accordance with a resolution of Forlink’s directors passed on September 15, 2003, Mr. Yi He and Mr. Xiaoxia Zhao were entrusted as nominee owners of BFHX to hold 70% and 30%, respectively, of the fully paid up capital of BFHX on behalf of Forlink, with Forlink as the primary beneficiary. BFHX is considered a Variable Interest Entity (“VIE”) and because Forlink is the primary beneficiary, Forlink’s consolidated financial statements include BFHX. Upon the request of Forlink, Mr. Yi He and Mr. Xiaoxia Zhao are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

In accordance with a registered capital transfer agreement dated, and owners’ resolutions of BFHX passed, on February 16, 2004, Mr. Xiaoxia Zhao transferred the 30% of the fully paid up capital of BFHX that he held on behalf of Forlink, in the amount of $10,870 (RMB 90,000), to Mr. Wei Li for $10,870. Like Mr. Yi He, Mr. Wei Li is a nominee owner of BFHX, to hold the 30% of BFHX capital transferred to him by Mr. Xiaoxia Zhao. Upon the request of Forlink, Mr. Wei Li is required, like Mr. Yi He, to transfer his 30% ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

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

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS - Continued

On June 14, 2004, Forlink Technologies (Chengdu) Limited (“FTCD”) was established as a limited liability company in Chengdu, PRC. In September 2004, FTHK invested $750,000 in FTCD, and since then FTCD became a wholly owned subsidiary of FTHK. In April 2006, FTHK further invested $130,000 in FTCD. The registered capital of FTCD is $5,000,000 and the fully paid up capital was $880,000 as of March 31, 2007. FTCD commenced operations in late 2005.

On March 20, 2005, Beijing Forlink Kuanshi Technologies Limited (“BFKT”) was established as a limited liability company by BFHX and two individuals, Mr. Jianqiu Fang and Mr. Bizhao Zhong, who hold 70%, 10% and 20% of fully paid up capital of BFKT, respectively. The registered capital of BSKT is $120,733 (RMB 1,000,000) and was fully paid up on March 16, 2005. After being set up, BFKT acquired 90% and 95% of shares of Qingdao Jiashi Technologies Limited (“QJT”) and Xiamen Kuanshi Technologies Limited (“XKT”), respectively, on March 28, 2005. Both QJT and XKT were originally established by Mr. Yi He and Mr. Wei Li on March 4, 2005 and March 7, 2005 respectively. Pursuant to the agreement reached between BFHX and Mr. Wei Li, Mr. Wei Li was entrusted as nominee owner of QJT and XKT to hold 10% and 5% of the fully paid up capital of QJT and XKT, respectively, on behalf of BFHX, with BFHX as the primary beneficiary. XKT and QJT had not commenced operations since their date of establishment and both companies were deregistered in late 2006. A loss on disposal of XKT and QJT of $1,195 was incurred.

On October 24, 2005, Forlink entered into a definitive agreement to acquire a 17.5% equity interest from China Liquid Chemical Exchange Company Limited (“CLCE”), a limited liability company in PRC. Under the terms of the agreement, Forlink deployed the “For-online Electronic Trading System,” a proprietary, integrated software solution, to support the Exchange’s operations, including, but not limited to, online trading, online billing and payment, user authentication, and customer care, in exchange for the 17.5% equity interest. This investment has been recognized as corporate joint venture and is accounted for under the equity method of accounting, under SOP 78-9. In early 2007, CLCE has increased its share capital. As the Company has not subscribed the new shares, the shareholding as at September 30, 2007 has been diluted to 13.46%. CLCE commenced operations in early 2007.

On October 26, 2006, BFHX established as a wholly owned subsidiary of Forlink Technologies (Guangxi) Limited (“FTGX”) as a limited liability company in Guangxi, PRC. BFHX injected $2,557,545 (RMB 20,000,000) of registered capital to FTGX. FTGX is responsible for building an “Electronic Trade and Logistics Information Platform and Call Center” (“the Center”) for the use of Guangxi Caexpo International Trade and Logistics Co., Ltd. (“Guangxi Caexpo”), an affiliate of BFHX (See Note 7). FTGX commenced business in late 2006. Building of the Center is in process as of September 30, 2007. The Center is comprised of two parts: hardware sales, which was completed in 200, and software sales, which is estimated to be completed by the first quarter of 2008.

On April 29, 2007, Forlink invested $138,158 in a privately held PRC company, Beijing GuoXin Forlink Internet Technologies Limited (“BGXF”), for a 35% equity interest through BFHX. The investment in BGXF is accounted for under the equity method of accounting due to Forlink’s significant influence over the operational and financial policies of BGXF. BGXF has not commenced operations since its date of establishment in April 2007.

On July 12, 2007, Forlink invested $1,063,830 in the form of cash in a newly set up privately held PRC company, Nanning Bulk Commodities Exchange Corporation Limited (“NNBCE”), for an 80% equity interest through FTGX. The contribution of assets by FTGX is viewed as a transfer of assets between FTGX and NNBCE which are under common control. Subsequent the transfer of assets, NNBCE became a subsidiary of FTGX and was accounted for under the cost method of accounting. NNBCE is engaged in providing logistical e-commerce service but it has not commenced operations since its date of incorporation.

On September 12, 2007, Forlink invested $465,425 in the form of cash in Guangxi Bulk Sugar & Ethanol Exchange Corporation Limited (“GBSEE”), a newly set up limited liability company in Nanning, PRC, for a 35% equity interest through NNBCE. On the same date, All China Logistics Online was entrusted as nominee owner of GBSEE to hold 20% of the fully paid up capital of GBSEE on behalf of NNBCE, with NNBCE as the primary beneficiary. Upon the request of NNBCE, All China Logistics Online is required to transfer its ownership in GBSEE to NNBCE or to designees of NNBCE at any time for the amount of the fully paid up capital of GBSEE. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51” (“FIN 46R”), NNBCE is deemed to hold the primary beneficial interest of an approximately 55% equity interest in GBSEE and is accounted for as a subsidiary of Forlink. GBSEE is engaged in providing logistical e-commerce service but it has not commenced operations since its date of establishment in September 2007.

Forlink, its subsidiaries, the VIE and the corporate joint venture are collectively referred to as “the Company” hereafter.

The principal activities of the Company are the development and sale of network software systems and the provision of enterprise application system integration services in the PRC. The Company is also engaged in the sale of computer hardware.

Set forth below is a diagram illustrating the Company’s structure as of September 30, 2007:

Forlink Software Corporation, Inc. ("The Company")
100%
100%
100%
Forlink Technologies Co., Ltd ("FTCL")
Beijing Forlink Hua Xin Technologies Co., Ltd ("BFHX")
Forlink Technologies (Hong Kong) Ltd ("FTHK")
13.46%
70%
100%
22.73%
35%
10%
17.8%
100%
China Liquid Chemical Exchange Co., Ltd ("CLCE")
Beijing Forlink Kuanshi Technologies Ltd ("BFKT")
Forlink Technologies (Guangxi) Ltd ("FTGX")
Guangxi Caexpo International Trade and Logistics Co., Ltd ("Guangxi Caexpo")
Beijing Guoxin Forlink Internet Technologies Ltd ("BGXF")
Wuxi Stainless Steel Exchange Co., Ltd ("Wuxi")
10%
All China Logistics Online Co., Ltd
Forlink Technologies (Chengdu) Ltd ("FTCD")
80%
10%
10%
25%
25%
20%
Nanning Bulk Commodities Exchange Corporation Ltd ("NNBCE")
Ningbo Bulk Commodities Exchange Co., Ltd ("NBBCE")
Guangxi Bulk Sugar & Ethanol Exchange Co., Ltd ("GBSEE")
35%
Subsidiaries
Investments

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of Forlink and its subsidiaries, namely, FTCL, FTHK, BFHX, FTCD, BFKT, FTGX, NNBCE and GBSEE. All inter-company transactions and balances have been eliminated.

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

The accompanying financial data as of September 30, 2007 and December 31, 2006 and for the three months and nine months ended September 30, 2007 and 2006 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The balance sheet data as of December 31, 2006 has been derived from the audited financial statements in the Company’s Form 10-KSB for the year ended December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s audited annual financial statements for the year ended December 31, 2006.

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006, have been made. The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

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

SFAS 123(R) also requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing forfeitures as an expense reduction as they incur. The adjustment to apply estimated forfeitures to previously share-based compensation was considered immaterial by the Company and as such was not classified as a cumulative effect of a change in accounting principle. As of January 1, 2006, the Company had no unrecognized compensation cost remaining associated with existing stock option grants. Also, the Company made no modifications to outstanding stock option grants prior to the adoption of Statement No. 123(R), and there were no changes in valuation methodologies or assumptions compared to those used by the Company prior to January 1, 2006.

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

The Company did not adopt any new share-based compensation plans during the period. On January 29, 2007, 767,000 stock options issued under the Company’s 2002 Stock Plan were exercised. 130,000 stock options were exercised for the three months ended September 30, 2007.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Foreign Currency Translation and Transactions

The functional currency of Forlink is US$ and the financial records are maintained and the financial statements prepared in US$. The functional currency of FTHK is HK$ and its financial records are maintained, and its financial statements prepared, in HK$. The functional currency of FTCL, BFHX, FTCD, FTGX BFKT, NNBCE and GBSEE is Renminbi (RMB) and their financial records are maintained, and their financial statements are prepared, in RMB.

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

Exchange rates among US$, HK$ and RMB have little fluctuations during the periods presented. The rates ruling as of September 30, 2007, December 31, 2006 and September 30, 2006 are US$1:HK$7.75:RMB7.52, US$1:HK$7.75:RMB7.82, and US$1:HK$7.75:RMB7.92, respectively. The weighted average rates ruling for the three months ended September 30, 2007 and 2006 are US$1: HK$7.75:RMB7.57 and US$1:HK$7.75:RMB7.98, respectively.

Revenue Recognition

The Company generally provides services under multiple element arrangements, which include software license fees, hardware and software sales, and the provision of system integration services including consulting, implementation, and software maintenance. The Company evaluates revenue recognition on a contract-by-contract basis as the terms of each arrangement vary. The evaluation of the contractual arrangements often requires judgments and estimates that affect the timing of revenue recognized in the statements of operations. Specifically, the Company may be required to make judgments about:

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

The Company recognizes revenues in accordance with the provisions of Statements of Position, or SOP, No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions,” Staff Accounting Bulletin, or SAB, 104, “Revenue Recognition.” SOP 97-2 and SAB 104 require among other matters, that there be a signed contract evidencing an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable.

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

Revenue from non-software, multiple-element arrangements is recognized in accordance with Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). Under EITF 00-21, the Company recognizes revenue from the multiple-deliverables which has value to the customer on a stand-alone basis. Deliverables in an arrangement that do not meet the separation criteria in EITF 00-21 are treated as one unit of accounting for purposes of revenue recognition.

In the case of maintenance revenues, vendor-specific objective evidence, or VSOE, of fair value is based on substantive renewal prices, and the revenues are recognized rateably over the maintenance period.

In the case of consulting and implementation services revenues, where VSOE is based on prices from stand-alone sale transactions, the revenues are recognized as services are performed pursuant to paragraph 65 of SOP 97-2.

For hardware transactions where software is incidental, the Company does not apply separate accounting guidance to the hardware and software elements. The Company applies the provisions of EITF 03-05, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” (EITF 03-05). Per EITF 03-05, if the software is considered not essential to the functionality of the hardware, then the hardware is not considered “software related” and is excluded from the scope of SOP 97-2. Such sale of computer hardware is recognized as revenue on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed, pursuant to SAB 104.

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

The Company is considering the applicability of EITF 00-3, “Application of AICPA Statement of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” to the hosting services arrangements on a contract-by-contract basis. If the Company determines that the customer does not have the contractual right to take possession of the Company’s software at any time during the hosting period without significant penalty, SOP 97-2 would not apply to these contracts in accordance with EITF 00-3. Accordingly, these contracts would be accounted for pursuant to SAP 104.

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

Long term investments

The Company’s long term investments consist of (1) equity investments which are accounted for in accordance with the equity method and (2) cost investments which are accounted for under the cost method. Under the equity method, each such investment is reported at cost plus the Company’s proportionate share of the income or loss or other changes in stockholders’ equity of each such investee since its acquisition. The consolidated results of operations include such proportionate share of income or loss. See Note 7.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets not be realized.

In July, 2006, the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48).  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions.

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

NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	September 30,	December 31,
	2007	2006

Other receivables	$1,157,931	$98,807
Deposits	120,341	137,779
Prepayments	69,038	6,302

	$1,347,310	$242,888

NOTE 4 - INVENTORIES

	September 30,	December 31,
	2007	2006

Computer hardware and software	$36,081	$34,182
Work-in-progress	448,038	-

	$484,119	$34,182

All the inventories were purchased for identified system integration contracts.

Work-in-progress includes payroll and other operating expenses associated with the contract to build an e-commence platform for the Guangxi Caexpo project and other incomplete software projects. As of September 30, 2007, the project is under process. The Company estimates that the Guangxi Caexpo project will be completed in the first quarter of 2008.

NOTE 5 - RELATED PARTY

The Company has had and expects to have transactions in the ordinary course of business with many of its stockholders, directors, senior officers and other affiliates (and their associates) on substantially the same terms as those prevailing for comparable transactions with others. Listed below is a summary of material relationships or transactions with the Company’s stockholders, directors, senior officers and other affiliates:

Amounts due to stockholders

The Company, from time to time, received from or made repayment to one major stockholder who is also a member of management of the Company. The amounts due to stockholders do not bear any interest and do not have clearly defined terms of repayment.

As of September 30, 2007 and December 31, 2006, the amounts due to stockholders represented advances from stockholders.

Related Party Transactions

As of September 30, 2007 and December 31, 2006, accounts receivable from All China Logistics Online Co., Ltd., an affiliate of the Company (See Note 7), was $624,225 and $842,062, respectively.

During the three and nine months ended September 30, 2007, net sales derived from Guangxi Caexpo International Trade and Logistics Co., Ltd., an affiliate of the Company (See Note 7), was $2,250,412 and $3,842,469 respectively (September 30, 2006: Nil). As of September 30, 2007 and December 31, 2006, deposits received from the affiliate were $173,298 and $1,847,486, respectively.

During the three and nine months ended September 30, 2007, net sales derived from BGXF, an affiliate of the Company (see Note 7), was $111,114 (September 30, 2006: Nil).

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

	September 30,	December 31,
	2007	2006

Building	$194,270	$186,817
Computer and office equipment	1,142,424	1,052,659
Motor vehicles	219,914	181,622

	1,556,608	1,421,098
Less: Accumulated depreciation	(873,390)	(692,388)

	$683,218	728,710

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company. By a stockholders’ resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. In 2005, the title to the building was transferred to the Company.

NOTE 7 - LONG TERM INVESTMENTS

	September 30,	December 31,
	2007	2006

Equity investments	$433,754	$-
Cost investments	4,392,349	4,322,289

	$4,826,103	4,322,289

In December 2003, the Company invested $760,870 in a privately held PRC company, All China Logistics Online Co., Ltd., for a 17.8% equity interest. The Company has recorded the investment at cost because it does not have the ability to exercise significant influence over the investee.

In October 2004, the Company invested $36,232 in a privately held PRC company, Huntington Network Technologies (Beijing) Co., Ltd. (“HNTB”), for a 30% equity interest through BFHX. The investment in HNTB is accounted for under the equity method of accounting due to the Company’s significant influence over the operational and financial policies of HNTB. For the three months ended September 30, 2007 and year ended December 31, 2006, the Company did not receive any distributions from HNTB’s net results, as the investment was impaired in full in 2005 of $37,516.

On October 24, 2005, the Company set up a corporate joint venture, named China Liquid Chemical Exchange Company Limited, a limited liability company in PRC, and shares the risk and rewards up to the equity interest of 17.5%. The consideration is made in form of the internally developed “For-online Electronic Trading System” without any cash outflow. Therefore, the Company recorded the contribution of software at the lower of its carrying amount or fair value, and accounted for under the equity method under SOP 78-9. As of three and nine months ended September 30, 2007, the Company’s share of the joint venture’s profit was $120,600 and $194,392, respectively, which has been recorded in the accompanying statements of operations.

NOTE 7 - LONG TERM INVESTMENTS - Continued

On October 3, 2006, the Company acquired 22.73% of registered capital in Guangxi Caexpo International Trade and Logistics Co., Ltd. (“Guangxi Caexpo”), a private held PRC company, from Statelink International Group, Ltd., a company incorporated in the British Virgin Islands (“Statelink”). The consideration was settled in the form of a cash payment of $2,557,545 (RMB20,000,000) by BFHX and the issuance of 13,000,000 shares of the Company’s restricted common stock to Statelink. The acquisition cost of the shares issued is based upon a value of $0.075 per share, the average market price over a 10 days period before and after the terms of the acquisition are agreed to. The overall acquisition cost to acquire Guangxi Caexpo was $3,529,450. The Company records the investment at cost because it does not have the ability to exercise significant influence over the investee; in fact, Guangxi Caexpo’s strategic and business decisions are dominated by other related major shareholders.

On October 12, 2006, the Company entered into a definitive agreement to acquire 12.5% of registered capital in Wuxi Stainless Steel Exchange Co., Ltd. (“Wuxi”), a private held PRC company. In exchange for the 12.5% registered capital, the Company was to deploy a proprietary, integrated software solution (“software”), estimated at RMB1,000,000, by reference to the similar products sold to third parties in 2006, to support the Exchange’s operations, plus RMB 250,000 cash payment to Wuxi. In 2006, the Company contributed cash of $31,969 (RMB250,000), but the software has not yet been deployed to Wuxi as of September 30, 2007. The Company records the investment at cost because it does not have the ability to exercise significant influence over the investee. On 14 January, 2007, the Company entered into a Share Transfer Agreement with a major shareholder of Wuxi for the transfer of a 2.5% interest in Wuxi to the major shareholder for a cash payment of RMB 500,000. After the transfer of shares, the Company retains a 10% equity interest in Wuxi.

On April 29, 2007, the Company invested $138,158 in a privately held PRC company, Beijing GuoXin Forlink Internet Technologies Limited (“BGXF”), for a 35% equity interest through BFHX. The investment in BGXF is accounted for under the equity method of the accounting due to the Company’s significant influence over the operational and financial policies of BGXF. As of September 30, 2007, BGXF has not commenced operations since its date of establishment.

On September 17, 2007, the Company invested $99,734 in a privately held PRC Company, Ningbo Bulk Commodities Exchange Corporation Limited (“NBBCE”), for a 25% equity interest through BFHX. The Company records the investment at cost because it does not have the ability to exercise significant influence over the investee. In fact, NBBCE’s strategic and business decisions are dominated by another major shareholder.

NOTE 8 - GOODWILL

Goodwill represents the excess of the acquisition cost of Beijing Slait Science & Technology Development Limited Co. (“Slait”) over the estimated fair value of net assets acquired as of August 27, 2001 as described in Note 1.

The acquisition was completed after June 30, 2001, and no amortization of goodwill was necessary in accordance with SFAS No. 142 “Goodwill and other Intangible Assets.”

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

Since December 31, 2003, the Company completed the annual impairment test at December 31 of each year. Based on the result of the first step of the test, the Company believes that there was no further impairment of goodwill as of December 31, 2003, 2004, 2005, and 2006.

NOTE 9 - OTHER PAYABLES AND ACCRUED EXPENSES

	September 30,	December 31,
	2007	2006

Other payables	$54,958	$352,796
Accrued salaries & wages	133,156	152,632
Other accrued expenses	29,039	43,996

	$217,153	$549,424

NOTE 10 - MINORITY INTEREST

The components of minority interest are as follows:

	September 30,	December 31,
	2007	2006

Capital contribution from minority interest
Cash provided by minority shareholder of NNBCE	$265,957	$-
Cash provided by minority shareholder of GBSEE	864,363	-

	$1,130,320	$-

NOTE 11 - INCOME TAX

According to the relevant PRC tax rules and regulations, FTCL and BFHX, recognized as New Technology Enterprises operating within a New and High Technology Development Zone, are entitled to an Enterprise Income Tax (“EIT”) rate of 15%.

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and State Tax Bureau respectively, FTCL, being a recognized New Technology Enterprise, is eligible to full exemption from EIT for fiscal years 1999, 2000, 2001 and 2002. FTCL is also eligible to a 50% EIT reduction at the rate of 7.5% for fiscal years 2003, 2004 and 2005. As of September 30, 2007, FTCL was entitled to an EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX, recognized as a New Technology Enterprise, is eligible to full exemption from EIT for fiscal years 2004, 2005 and 2006. As of September 30, 2007, BFHX was entitled to an EIT rate of 7.5%.

Hong Kong profits tax is calculated at 17.5% on the estimated assessable profits of FTHK for the period. The EIT rates for FTCD, BFKT, NNBCE and GBSEE range from 9% to 33%. No provision for EIT and Hong Kong profits tax were made for FTCL, BFHX, FTCD, FTGX, NNBCE, GBSEE and FTHK as they have not gained taxable income for the periods.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48).  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. The Company classified all interest and penalties related to tax uncertainties as income tax expense. The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2007, the Company does not have any liability for uncertain tax positions. The adoption of FIN 48 did not have a material impact on the Company’s results operations, financial position or liquidity.

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

NOTE 12 - OTHER TAXES RECOVERABLE/(PAYABLE)

Other taxes payable comprise mainly of the Valued-Added Tax (“VAT”) and Business Tax (“BT”). The Company is subject to output VAT levied at the rate of 17% of its operating revenue. The input VAT paid on purchases of materials and other direct inputs can be used to offset the output VAT levied on operating revenue to determine the net VAT payable or recoverable. BT is charged at a rate of 5% on the revenue from other services.

As part of the PRC government’s policy of encouraging software development in the PRC, companies that fulfill certain criteria set by the relevant authorities, and which develop their own software products and have the software products registered with the relevant authorities in the PRC, are entitled to a refund of VAT equivalent to the excess over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales). The excess portion of the VAT is refundable and is recorded by the Company on an accrual basis. The VAT rebate included in other income was $31,301 and $88,160 for the three and nine months ended September 30, 2007, respectively (2006: $62,022 and $125,096).

NOTE 13 - COMPREHENSIVE INCOME/(LOSS)

The components of comprehensive income/(loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net profit/(loss)	$425,799	$443,774	$800,847	$(520,720)
Foreign currency translation adjustment	53,706	34,378	174,403	71,494

Comprehensive income/(loss)	$479,505	$478,152	$975,250	$(449,226)

NOTE 14 - STOCK PLAN

On June 1, 2000, the Company adopted a plan of stock-based compensation incentives for selected eligible participants who are the employees and consultants of Forlink. This plan is known as the “Forlink Software Corporation, Inc. Stock Plan” (“the Plan”). The total number of shares of common stock reserved for issuance by Forlink either directly as stock awards or underlying options granted under this Plan shall not be more than 1,600,000. Under the terms of this Plan, options can be issued to purchase shares of Forlink’s common stock. The Board of Directors shall determine the terms and conditions of each option granted to eligible participants, which terms shall be set forth in writing. The terms and conditions so set by the Board of Directors may vary from one eligible participant to another.

The following table summarizes the activity on stock options under the Plan:

	Number of options	Weighted average exercise price

Outstanding at December 31, 2002	1,337,000	$1.00
Granted	1,968,000	$2.28
Exercised	0	0.00
Forfeited or Cancelled	631,000	$5.00
Outstanding at December 31, 2003, 2004, 2005, 2006 and September 30, 2007	1,337,000	$1.00

All outstanding options at September 30, 2007 and December 31, 2006 are exercisable.

NOTE 14 - STOCK PLAN - Continued

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

The following table summarizes the activity on stock options under the 2002 Plan:

	Number of shares	Weighted average exercise price

Granted on September 7, 2004	3,315,000	$0.10
Exercised	(15,000)	($0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2004	3,300,000	$0.10
Exercised	(136,500)	($0.10)
Forfeited or Cancelled	(132,500)	($0.10)
Outstanding at December 31, 2005	3,031,000	$0.10
Exercised	0	$0.00
Forfeited or Cancelled	(1,734,000)	($0.10)
Outstanding at December 31, 2006	1,297,000	$0.10
Exercised	(897,000)	($0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at September 30, 2007	400,000	$0.10

Fully vested and exercisable at September 30, 2007	200,000	$0.10

On September 7, 2004, 3,315,000 options were granted to the Company’s employees to purchase the Company’s shares of common stock, $0.001 par value, at an exercise price of $0.10 per share. Of the 3,315,000 options, 800,000 options with a 5 year vesting period were granted to an employee, 2,515,000 options with a 3 year vesting period were granted to employees. The expiration date for 2,385,000 options is December 30, 2006 (the “December 2006 Options”). The expiration date for 130,000 options is June 30, 2007 (the “June 2007 Options”). The expiration date for 800,000 options is June 30, 2009 (the “June 2009 Options”). On September 7, 2004, January 1, 2005, January 1, 2006 and January 1, 2007, 854,500, 904,500, 1,156,000 and 200,000 options were vested to employees respectively. The market price of the stock as of September 7, 2004 and January 1, 2005 was $0.10 per share. In December 2006, the Company extended the expiration date of the December 2006 Options by one month to the end of January 2007, but there was no additional compensation expense as the Company considered the amount was immaterial. On January 29, 2007, 367,000 options of the “December 2006 Options” were exercised. On July 6, 2007, 130,000 options of the “June 2007 Options” were exercised.

NOTE 14 - STOCK PLAN - Continued

The following table summarizes the cumulative activities up to September 30, 2007 of the options issued under the 2002 Plan with different expiration dates:

	Granted	Exercised	Forfeited or Cancelled	Outstanding at September 30, 2007
December 2006 Options	2,385,000	518,500	1,866,500	0
June 2007 Options	130,000	130,000	0	0
June 2009 Options	800,000	400,000	0	400,000
	3,315,000	1,048,500	1,866,500	400,000

The weighted average fair value of the December 2006 Options, the September 2007 Options and the September 2009 Options granted on the date of grant, were $0.042, $0.046 and $0.058 per option, respectively.

There was no aggregate intrinsic value of options outstanding and exercisable as of September 30, 2007 and December 31, 2006. The aggregate intrinsic value represents the intrinsic value, based on options with an exercise price less than the market value of the Company’s stock on September 30, 2007 and December 31, 2006, which would have been received by the option holders had those option holders exercised those options at of that date.

At September 30, 2007, future compensation expense related to the unvested portion of stock options outstanding totaled $12,294. The compensation expense on the unvested portion of stock options is expected to be recognized over a weighted average period of 1 year.

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective option.

	The value of Options
	December 2006 Options	June 2007 Options	June 2009 Options

Risk-free interest rate	2.17%	2.28%	2.66%
Expected lives (in years)	1.167	1.417	2.417
Dividend yield	0%	0%	0%
Expected volatility	100%	100%	100%

NOTE 15 - CONCENTRATION OF CUSTOMERS

During the three and nine months ended September 30, 2007 and 2006, the following customers accounted for more than 10% of total sales:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2007	2006	2007	2006

Net sales derived from	- Customer A	1,146,336	800,732	2,347,614	3,686,138
	- Customer B	2,250,412	*	3,842,469	*
	- Customer C	*	638,616	*	638,616

% to total net sales	- Customer A	32%	48%	33%	75%
	- Customer B	63%	*	55%	*
	- Customer C	*	38%	*	13%

Account receivable from	- Customer A			790,099	988,119
	- Customer B			*	*
	- Customer C			624,225	1,030,881

% to total accounts receivable	- Customer A			45%	46%
	- Customer B			*	*
	- Customer C			36%	48%

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

For the three and nine months ended September 30, 2007, sales to Beijing Mobile Communication Company were $1,146,336 and $2,347,614, respectively, (2006: $800,732 and $3,686,138) accounting for 32% and 33% (2006: 48% and 75%) of our revenue for these periods, respectively.

During the third quarter of fiscal 2007, we continued with our strategy of identifying and investing in business ventures that we believe will assist in the expansion of our business operations.

On July 12, 2007, we invested $1,063,830 in the form of cash in a newly set up privately held PRC company, Nanning Bulk Commodities Exchange Corporation Limited (“NNBCE”), for an 80% equity interest through FTGX. The contribution of assets by FTGX is viewed as a transfer of assets between FTGX and NNBCE which are under common control. Since then, NNBCE became a subsidiary of FTGX and was accounted for under cost method of accounting. NNBCE is engaged in providing logistical e-commerce service but it has not commenced operations since its date of incorporation.

On September 12, 2007, we invested $465,425 in the form of cash in Guangxi Bulk Sugar & Ethanol Exchange Corporation Limited (“GBSEE”), a newly set up limited liability company in Nanning, PRC, for a 35% equity interest through NNBCE. On the same date, All China Logistics Online was entrusted as nominee owner of GBSEE to hold 20% of the fully paid up capital of GBSEE on behalf of NNBCE, with NNBCE as the primary beneficiary. Upon the request of NNBCE, All China Logistics Online is required to transfer its ownership in GBSEE to NNBCE or to designees of NNBCE at any time for the amount of the fully paid up capital of GBSEE. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46R "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" ("FIN 46R"), NNBCE is deemed to hold the primary beneficial interest of an approximately 55% equity interest in GBSEE and is accounted for as a subsidiary of Forlink. GBSEE is engaged in providing logistical e-commerce service but it has not commenced operations since its date of establishment in September 2007.

On September 17, 2007, we invested $332,446 in a privately held PRC Company, Ningbo Bulk Commodities Exchange Corporation Limited (“NBBCE”), for a 25% equity interest through BFHX. NBBCE is engaged in providing logistical e-commerce service but it has not commenced operations since its date of incorporation.

All these investments are in line with our strategy to expand into new business areas and to expand our business not only internally but through investment and /or acquisition.

REVENUES

Our business includes Forlink’s “For-series” brand software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and “For-series” related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Sales of For-series software	$1,617	$1,375,186	$1,024,920	$2,522,604
as a percentage of net sales	0%	83%	15%	51%

For-series related system integration	$3,572,143	$248,582	$6,024,670	$2,411,774
as a percentage of net sales	100%	17%	85%	49%

As indicated in the foregoing table, sales of For-series software as a percentage of net sales decreased by 100% to $1,617 in the third quarter of 2007 from $1,375,186 in the third quarter of 2006. For-series related system integration as a percentage of net sales increased from 17% in the third quarter of 2006 to 100% in the same period of 2007. The change was mainly attributable to the revenue from computer hardware we sold pursuant to a large system integration project with the Guangxi Caexpo contract for an e-commerce platform with a value of $2,250,411 in the third quarter of 2007. In the meantime, the software development of the Guangxi Caexpo contract is still in progress and expect to be completed in quarter one of 2008. Also, we expect further software sales will be recognized in the foreseeable future.

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

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 that were issued by the Beijing Tax Bureau and the State Tax Bureau, respectively, FTCL, which is recognized as a New Technology Enterprise, was eligible for a full exemption from EIT for the fiscal years 1999, 2000, 2001 and 2002. FTCL also became eligible for a 50% EIT reduction at the rate of 7.5% for the fiscal years 2003, 2004 and 2005. As of September 30, 2007, FTCL is entitled to an EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 that was issued by the State Tax Bureau, BFHX, which is recognized as a New Technology Enterprise, is eligible for a full exemption from EIT for the fiscal years 2004, 2005 and 2006. As of September 30, 2007, BFHX is entitled to an EIT rate of 7.5%.

Hong Kong profits tax is calculated at 17.5% on the estimated assessable profits of FTHK for the period. No provision for EIT and Hong Kong profits tax were made for FTCL, BFHX, FTCD, FTGX, NNBCE, GBSEE and FTHK as they have not gained taxable income for this reporting period.

The EIT rates for FTCD, BFKT, NNBCE and GBSEE range from 15% to 33%. No provision for EIT was made for BFKT because the company has not commenced operations during this reporting period.

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

Exchange rates among US$, HK$ and RMB had minimal fluctuations during the periods presented. The rates ruling as of September 30, 2007 are US$1: HK$7.75: RMB7.52. The weighted average rates ruling for the three months ended September 30, 2007 are US$1: HK$7.75: RMB7.57.

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

We recognize revenues in accordance with the provisions of Statements of Position, or SOP, No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions,” Staff Accounting Bulletin, or SAB, 104, “Revenue Recognition.” SOP 97-2 and SAB 104 require among other matters, that there be a signed contract evidencing an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable.

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

We consider the applicability of EITF 00-3, “Application of AICPA Statement of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” to the hosting services arrangements on a contract-by-contract basis. If we determine that the customer does not have the contractual right to take possession of our software at any time during the hosting period without significant penalty, SOP 97-2 does not apply to these contracts in accordance with EITF 00-3. Accordingly, these contracts would be accounted for pursuant to SAB 104.

Income Taxes

We account for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48).  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. We classified all interest and penalties related to tax uncertainties as income tax expense. Our liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2007, we do not have any liability for uncertain tax positions. The adoption of FIN 48 did not have a material impact on our results of operations, financial position or liquidity.

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

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales

For the three-month period ended September 30, 2007, revenue was $3,573,760, an increase of almost 115% from the comparable period in 2006 and 60% from the previous quarter in 2007. In the nine-month period ended September 30, 2007 revenue was $7,049,590, representing an increase of 43% against the comparable period in 2006. The increase was mainly due to increased system integration revenue from hardware sold pursuant to the Guangxi Caexpo contract of $2,250,412 in the third quarter of 2007.

Cost of sales

Our cost of sales were $2,651,052 and $4,039,493, respectively, in the three and nine-month periods ended September 30, 2007, representing an increase of 714% and 47%, respectively, against comparable periods in 2006. The increase was mainly due to an increase in other system related integration sales.

Gross profit

In the three-month period ended September 30, 2007, gross profit was $922,708 representing a decrease of 31% against the comparable period in 2006. In the nine-month period ended September 30, 2007, our gross profit was $3,010,097, representing an increase of 37% against comparable periods in 2006. Gross profit margins increased to 26% and 43%, respectively, in the three-and nine-month periods ended September 30, 2007 as compared to 80% and 44%, respectively, in the comparable periods of 2006. This was mainly because of increased sales of the e-commerce platform under the Guangxi Caexpo contract, which have a higher profit margin.

Operating expenses

Total operating expenses were $707,431 and $2,675,110, respectively, in the three-and nine-month periods ended September 30, 2007, representing a decrease of 26% and 5%, respectively, against comparable periods in 2006. The overall decrease in operation expenses was attributable to decreased selling expenses and general and administrative expenses.

Selling expenses were $226,602 and $671,349, respectively, in the three-and nine-month periods ended September 30, 2007, representing an increase of 37% and 28%, respectively, against comparable periods in 2006. This increase was primarily due to our increased advertising expenses and sales efforts to market our fast growing ASP (Application Service Provider) services “For-online,” our IT outsourcing services, as well as our EAI (Enterprise Application Integration) services.

Research and development expenses was $143,000 and $576,853, respectively, in the three-and nine-month periods ended September 30, 2007, representing a decrease of 69% and 55%, respectively, against comparable periods in 2006. The decrease was due to a shift of work force, with staff costs of $91,278 in current quarter, to the Guangxi Caexpo project for the contract to build an e-commerce platform and other developing projects. In the comparable period in 2006, all staff costs related to developing projects were classified as research and development expenses.

CONSOLIDATED RESULTS OF OPERATIONS - Continued

Operating expenses - Continued

General and administrative expenses were $337,829 and $1,426,908, respectively, in the three-and nine-month periods ended September 30, 2007, representing an increase of 4% and 39%, respectively, against comparable periods in 2006. The increase was primarily due to the increase of staff costs and rental expenses for office premises paid relating to the Guangxi Caexpo project.

Operating profit/(loss)

We recorded an operating profit $215,277 in the three-month period ended September 30, 2007, representing a decrease of 44% against the comparable period in 2006. For the nine-month period ended September 30, 2007, we recorded an operating profit of $334,987, compared to an operating loss of $630,211 in the same period of 2006. The increase in operating profit in 2007 was mainly due to the system integration sales for Guangxi Caexpo contract, which totaled $3,842,469 in the third quarter of 2007.

Other income

Our other income was $34,727 and $96,311, respectively, in the three-and nine-month period ended September 30, 2007, as compared to $61,160 and $124,400 in the comparable periods in 2006. Our other income is mainly derived from a value added tax refund associated with software sales. Software sales in China are subject to a 17% value added tax. However, companies that develop their own software and have the software registered are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software sales, then the excess portion of the value added tax is refundable to us upon our application to tax authority. This policy is effective until 2010.

Liquidity and Capital Resources

In the three-month period ended September 30, 2007, we recorded a net profit of $425,799, or basic and diluted profit of $0.00 per share, compared to a net profit of $443,774, or basic and diluted loss of $0.00 per share, in the same period of 2006. For the nine-month period ended September 30, 2007, we recorded a net profit of $800,847. Our capital requirements are primarily working capital requirements related to costs of hardware for network solution projects and costs associated with the expansion of our business. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to our hardware vendors are due. However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements. We have historically financed our working capital and other financing requirements through careful management of our billing cycle and, to a limited extent, bank loans.

Our accounts receivable balance at September 30, 2007 was $1,874,165, as compared to $1,886,251 at the end of 2006.

Our inventory position at the end of the third quarter of 2007 was $484,119, as compared to $34,182 at the end of 2006. The increase was mainly due to the work-in-progress of the contract for an e-commerce platform to Guangxi Caexpo.

We ended the third quarter of 2007 with a cash position of $1,650,551. We had positive operating cash flow of $161,387, primarily due to net profit and an increase in accounts payable.

CONSOLIDATED RESULTS OF OPERATIONS - Continued

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

CONSOLIDATED RESULTS OF OPERATIONS - Continued

Off-Balance Sheet Arrangements

As of September 30, 2007, we have not entered into any off-balance sheet arrangements with any individuals or entities.

Contractual Obligations

As of September 30, 2007, we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

Date	Rent Payment Due
October 1, 2007 to October 1, 2008	$286,480
October 1, 2008 to October 1, 2009	$135,852

Related Party Transactions

The Company, from time to time, received from or made repayments to one major stockholder who is also a member of the management of the Company. The amounts due from/to stockholders do not bear any interest and do not have clearly defined terms of repayment.

As of September 30, 2007 and December 31, 2006, the amounts due to stockholders represented advances from stockholders.

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

In accordance with a registered capital transfer agreement dated and owners’ resolutions of BFHX passed on February 16, 2004, Mr. Xiaoxia Zhao transferred the 30% of the fully paid up capital of BFHX that he held on behalf of Forlink, in the amount of $10,870 (RMB 90,000), to Mr. Wei Li for $10,870. Like Mr. Yi He, Mr. Wei Li is a nominee owner of BFHX, and holds the 30% of BFHX capital transferred to him by Mr. Xiaoxia Zhao. Upon the request of Forlink, Mr. Wei Li is required, like Mr. Yi He, to transfer his 30% ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

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

RISK FACTORS AFFECTING OUR OPERATING RESULTS AND COMMON STOCK - Continued

CURRENCY EXCHANGE RATE RISK DUE TO FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN U.S. DOLLARS AND RENMINBI

The functional currency of our operations is Renminbi and our financial statements are expressed in U.S. dollars. As a result, we are subject to the effects of exchange rate fluctuations between these currencies. On January 1, 1994, a unitary exchange rate system was implemented in China and the official bank exchange rate for translation of Renminbi to U.S. dollars was set to US$1 to RMB8.28. However, in July 2005, the Chinese government announced that it would no longer peg its currency exclusively to US Dollar but instead would switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies determined by the People’s Bank of China. The exchange rate of RMB to US$ changed from RMB8.28 to RMB8.11 in late July 2005, and the exchange rate at September 30, 2007 is RMB7.52. Any future devaluation of the Renminbi against the U.S. dollars may have an adverse effect on our reported net income. As our operations are conducted in the PRC, substantially all our revenues, expenses, assets and liabilities are denominated in Renminbi. In general, our exposure to foreign exchange risks should be limited. However, the value in our shares may be affected by the foreign exchange rate between the U.S. dollar and the Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, a decline in the value of Renminbi could reduce the U.S. dollar equivalent of the value of the earnings from, and our investment in, our subsidiaries in the PRC; while an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce risks.

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

FORLINK SOFTWARE CORPORATION, INC.

Date: November 14, 2007	By:	/s/ Yi He
Yi He
Chief Executive Officer

Date: November 14, 2007	By:	/s/ Hongkeung Lam
Hongkeung Lam
Chief Financial and Accounting Officer