Form 10KSB
period 2007-12-31
FORLINK SOFTWARE CORP INC
filed 2008-03-31
CIK 866458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File Number 0-18731

FORLINK SOFTWARE CORPORATION, INC.
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0438458 (I.R.S. Employer Identification No.)

9F Shenzhou Mansion, No. 31 ZhongGuanCun South Road Haidian District, Beijing, P.R. China (Address of principal executive offices)	N/A (Zip Code)

(0086) 10 6811 8866 (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:
Title of Class Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

The issuer's revenues for its most recent fiscal year: $9,121,248

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on March 11, 2008 was approximately $2,477,129. The per share stock price for computational purposes was $1.40, based on the closing sale price per share for the Registrant's common stock on the OTC Bulletin Board on March 11, 2008. This value is not intended to be a representation as to the value or worth of the Registrant's common stock. The number of non-affiliates of the Registrant has been calculated by subtracting the number of shares held by persons affiliated with the Registrant from the number of outstanding shares.

The number of shares of the Registrant's common stock, $.001 par value, outstanding on March 11, 2008 was 4,641,098 shares.

Transitional Business Disclosure Format (Check One). Yes ☐ No ☒

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-KSB
FOR YEAR ENDED DECEMBER 31, 2006

		Page
PART I
Item 1.	Description of Business	4
Item 2.	Description of Property	12
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	13

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

On November 3, 1999, the Company entered into a Plan of Reorganization with Beijing Forlink Software Technology Co., Ltd., (hereinafter "BFSTC"), a limited liability company organized under the laws of the People’s Republic of China (“PRC” or “China”), under the terms of which BFSTC gained control of the Company. Pursuant to the Plan of Reorganization, the Company acquired 100% of the registered and fully paid-up capital of BFSTC in exchange for 20,000,000 shares of the Company's authorized, but unissued, common stock. BFSTC is engaged in the provision of computer software consultancy and engineering services and the development and sale of computer software in the People’s Republic of China (“PRC”). As a part of its computer consultancy and engineering services, BFSTC is also engaged in the sale of computer hardware. In June 2001, BFSTC changed its name to Forlink Technologies Co. Ltd. (“FTCL”).

In August 2001, the Company acquired Beijing Slait Science & Technology Development Limited Co. (“SLAIT”) pursuant to a Plan of Reorganization dated January 11, 2001. The Company issued 59,430,000 shares of its common stock to SLAIT’s original beneficial owners in exchange for 100% of the outstanding equity of SLAIT. As a result of the share exchange, the former beneficial owners of SLAIT own approximately 70% of the issued and outstanding shares of the Company, and SLAIT became a wholly-owned subsidiary of the Company. The Company also agreed to transfer 1,085,000 Renminbi (“RMB”) (approximately US$131,039) to the former owners of SLAIT. A change in control occurred in which all but one of the officers and directors of the Company resigned and two former directors (also former owners) of SLAIT became officers and directors of the Company. SLAIT provides application system integration technology and specializes in large volume transaction processing software for networks such as mobile phone billing and band operation. Subsequent to the acquisition, the principal activities of SLAIT have been gradually shifted to those of FTCL. On February 13, 2004, SLAIT was officially dissolved in accordance with relevant PRC regulations. FTCL is the major operating company of Forlink in Beijing.

On June 18, 2003, Forlink Technologies (Hong Kong) Limited (“FTHK”) was incorporated in Hong Kong as a limited liability company. In December 2003, FTHK became a wholly owned subsidiary of Forlink. FTHK is an investment holding company. Because of the favorable business environment in Hong Kong, we can simplify and speed up investment transactions through this subsidiary. Through FTHK, on December 18, 2003, we invested $760,870 in All China Logistics Online Co., Ltd. ("All China Logistics"), a privately held PRC company and a leading provider of logistic services in China, in exchange for a 17.8% equity interest. Through this investment, we have become the second largest shareholder of All China Logistics and its sole software solution provider. FTHK is also responsible for directly importing from overseas companies certain hardware needed to integrate products, which allows us to improve our hardware pass-through profit margin.

On June 14, 2004, Forlink Technologies (Chengdu) Limited ("FTCD") was established as a limited liability company in Chengdu, PRC and subsequently became a wholly owned subsidiary of FTHK in September 2004. FTCD is in the business of providing software outsourcing services and software development. The registered capital of FTCD is $5,000,000 and the fully paid up capital was $750,000 as of December 31, 2005. In April 2006, FTHK further invested $130,000 in FTCD. FTCD commenced operations in late 2005. The registered capital of FTCD was reduced to $200,000 in December 2007.

In compliance with China’s foreign investment restrictions on telecom value-added services and other laws and regulations, we conduct our telecom value-added services and application integration services for government organizations in China via Beijing Forlink Hua Xin Technology Co. Ltd. ("BFHX"). BFHX was established in the PRC on September 19, 2003 as a limited liability company. The registered capital of BFHX is $120,733 (RMB 1,000,000) and has been fully paid up by March 31, 2005. Mr. Yi He and Mr. Wei Li were entrusted as nominee owners of BFHX to hold 70% and 30%, respectively, of the fully paid up capital of BFHX on behalf of Forlink as the primary beneficiary. BFHX is considered a Variable Interest Entity ("VIE"), and because Forlink is the primary beneficiary, Forlink's consolidated financial statements include BFHX. Upon the request of Forlink, Mr. Yi He and Mr. Wei Li are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid registered capital of BFHX. Mr. Yi He is the Chief Executive Officer, a director and a major stockholder of Forlink. Mr. Wei Li is the administration manager of FTCL.

Through BFHX, on September 28, 2004, we invested $36,232 (RMB 300,000) in Huntington Network Technologies (Beijing) Co., Ltd. (“HNT”), a privately held PRC company that operated the Gmgame.com, an online gaming portal, in exchange for 30% equity interests. This investment was intended to enable us to enter a fast growing market and utilize our IT expertise to further diversify our revenues. HNT was deregistered on December 18, 2007, however, and our investment was impaired in 2005 in the amount of $37,516 (RMB 300,000).

On March 20, 2005, Beijing Forlink Kuanshi Technologies Limited (“BFKT”) was established as a limited liability company by BFHX and two individuals, Mr. Jianqiu Fang and Mr. Bizhao Zhong. BFHX, Mr. Fang and Mr. Zhong hold 70%, 10% and 20% of the fully paid up capital of BFKT, respectively. KFKT was to provide software and operation support to IPTV (Internet Protocol Television) operators, but the company was dissolved on November 19, 2007. We recorded an investment loss of $3,792 after the dissolution of BFKT, with our total investment loss in BFKT from its establishment to its dissolution in the amount of $16,932.

On March 28, 2005, BFKT acquired 90% and 95% of shares of Qingdao Jiashi Technologies Limited (“QJT”) and Xiamen Kuanshi Technologies Limited (“XKT”), respectively. Both QJT and XKT were originally established by Mr. Yi He and Mr. Wei Li on March 4, 2005 and March 7, 2005 respectively. Pursuant to an agreement reached between BFHX and Mr. Wei Li, Mr. Wei Li was entrusted as nominee owner of QJT and XKT to hold 10% and 5%, respectively, of the fully paid up capital of QCT and XKT on behalf of BFHX as the primary beneficiary. QCT and XKT never commenced operations since their respective dates of establishment, and both companies were deregistered in late 2006. A loss on disposal of XKT and QJT of $1,195 was incurred. On November 19, 2007, BFKT was officially dissolved and an investment loss of $3,792 was recorded after dissolution of BFKT. Total investment loss in BFKT was $16,932 from its establishment.

On October 24, 2005, Forlink entered on a definitive agreement to acquire a 17.5% equity interest from China Liquid Chemical Exchange Company Limited (“CLCE”), a PRC limited liability company. Under the terms of the agreement, Forlink deployed the “For-online Electronic Trading System”, a proprietary, integrated software solution, to support CLCE’s operations, including, but not limited to, online trading, online billing and payment, user authentication and customer care, in exchange for the 17.5% equity interest. In early 2007, CLCE increased its share capital to $1,708,526 (RMB 13,000,000). As we did not subscribe to the new shares, our shareholding of CLCE as at December 31 2007 had been diluted to 13.46%. CLCE commenced operations fully in early 2007.

On October 3, 2006, we entered into a Transfer of Right to Invest and Project Cooperation Agreement (“Statelink Agreement”) with, and acquired 22.73% registered capital in Guangxi Caexpo International Trade and Logistics Co., Ltd. (“Guangxi Caexpo”), a PRC limited liability company in the businesses of real estate development, advertising and computer distribution, from Statelink International Group, Ltd., a company incorporated in the British Virgin Islands (“Statelink”) for cash consideration of $2,557,545 (RMB 20,000,000) from BFHX and stock consideration of 13,000,000 shares of our restricted common stock. Thereafter, we also won a contract from Guangxi Caexpo to build an “Electronic Trade and Logistics Information Platform and Call Center” (the “Project”). On October 26, 2006, BFHX established Forlink Technologies (Guangxi) Limited (“FTGX”), a PRC limited liability company and wholly owned subsidiary, to carry out this contract. At the time of incorporation, BFHX injected RMB 20,000,000 (approximately US$2,557,545) as registered capital to FTGX. The Project was completed in the forth quarter of 2007, with the relevant software deployed and the client has signed the initial inspection report. Although the Project has been completed, FTGX will continue operating.

On October 12, 2006, we invested $31,969 (RMB 250,000) in Wuxi Stainless Steel Exchange Co., Ltd. (“Wuxi Exchange”), a PRC limited liability company, for a 12.5% equity interest. In addition, we have agreed to deploy a proprietary, integrated software solution, estimated at RMB 1,000,000, to support Wuxi’s operations, which was deployed in February 2007. On January 14, 2007, the Company entered into an agreement with a major shareholder of Wuxi to transfer 2.5% of the Company’s interest in Wuxi to the major shareholder for cash payment of RMB 500,000.

On April 29, 2007, Forlink invested, through BFHX, $138,158 (RMB 1,050,000) in Beijing GuoXin Forlink Internet Technologies Limited (“BGXF”), a privately held PRC company that operates a finance study website, for a 35% equity interest. The investment in BGXF is accounted for under the equity method of accounting due to Forlink’s significant influence over the operational and financial policies of BGXF. BGXF commenced operations on March 9 2008.

On July 12, 2007, Forlink invested in the form of cash through FTGX, $1,063,830 (RMB 8,000,000) in Nanning Bulk Commodities Exchange Corporation Limited (“NNBCE”), a privately held PRC company established on April 29, 2007, for an 80% equity interest. NNBCE became a subsidiary of FTGX. NNBCE, which commenced operations on March 28, 2008, is in the business of providing logistical e-commerce service.

On September 5, 2007, Forlink invested $465,425 (3,500,000 RMB), through NNBCE, in Guangxi Bulk Sugar & Ethanol Exchange Corporation Limited (“GBSEE”), a PRC limited liability company established on September 12, 2007, for a 35% equity interest. On the same date, All China Logistics was entrusted as nominee owner of GBSEE to hold 20% of the fully paid up capital of GBSEE on behalf of NNBCE as the primary beneficiary. Upon the request of NNBCE, All China Logistics is required to transfer its ownership in GBSEE to NNBCE its designees at any time for the amount of the fully paid up capital of GBSEE. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51” (“FIN 46R”), NNBCE is deemed to hold the primary beneficial interest of an approximately 55% equity interest in GBSEE. GBSEE was established to provide logistical e-commerce service, but it was dissolved on December 16, 2007 before the commencement of any operation NNBCE received payback of its investment of $410,397 (3,000,000 RMB) in December 2007 and $66,211 (484,000 RMB) in February 2008, with a balance of $2,189 (16,000 RMB).

Forlink and its subsidiaries are all operating companies. During the reporting period, none of the group companies’ operations were discontinued or dissolved except BFKT. Set forth below is a diagram illustrating our corporate structure as of December 31, 2007:

Subsequent Events

On December 24, 2007, our board of directors and the holders of a majority of our issued and outstanding capital stock adopted and approved resolutions to effect a one-for-twenty (1-for-20) reverse stock split of the Company’s outstanding shares of common stock (the “Reverse Split”). The Reverse Split became effective upon the filing of the Certificate of Amendment to our Articles of Incorporation on March 7, 2008.

Before and immediately following the Reverse Split, the number of shares of the Company’s common stock will be as follows (subject to slight adjustment for rounding of fractional shares):

	Common Stock Outstanding	Authorized Common Stock
Pre Reverse Split	92,821,707	200,000,000
1 for 20 Reverse Split	4,641,085	200,000,000

Overview of Our Business

Forlink is in the business of providing e-business application solutions and IT outsourcing services. Through our subsidiaries, we offer our clients with business information management consulting and planning, application software design, agency and integrated application services for the third party’s software and other online application services. We also offer the “For”-series of software products. Our clients are mainly in the telecom and logistics industries, as well as government agencies.

We have also invested in companies in logistics, finance and information technology (IT) industries. The application platforms used by these companies are supported by our integrated application systems, software and IT outsourcing services. Up to now, the e-business application platforms of the Company are used by NNBCE, CLCE, BGXF, Wuxi Stainless Steel Exchange Co., Ltd, NBBCE.

Our headquarters are located in Beijing, with branch offices in Chengdu, Nanning, Shanghai and Guangzhou. We also have a research and development (“R&D”) center located in Chengdu.

Employees

As of December 31, 2007, we have 210 employees, of which 208 are full-time. Approximately 145 of our full-time employees are software and information technology specialists engaged in research and development, maintenance and support activities. The remaining employees are sales, marketing and administrative personnel. As an incentive, we have created an employee stock option plan that includes vesting provisions designed to encourage long-term employment.

Products and Solutions

Our application solutions are developed on Enterprise Application Integration (EAI) platforms. Our current product offerings include:

•	For-eMarket: Forlink electronic trading market. This system helps vendor and vendee spare time and money, promotes the goods providers to have more opportunities to make a deal.

•
ForCRM: Forlink Customer Relations Management System. This system emphasizes the requirement of clients, proposes a sales model based on customers and helps enterprises to customize Customer Relations Management through building the system menu and function pattern according to the requirement of enterprises.

•
ForOSS: Our solution for Business & Operation Support Systems (BSS/OSS) for e-business carriers and telecom carriers. It consists of software products designed to support existing and expanding business operations of communications companies. ForOSS supports billing, customer care, customer relation management, accounting, decision support and other internal functionalities.

•	ForOA: Forlink Office Assistance is an effective enterprise office system and information-shared platform, based on internet services.

•
For-Online: For-Online is an Enterprise Application Integration platform designed to deliver ASP (Application Service Provider) services over the internet. The applications that can be delivered over the internet include many of Forlink’s flagship products, such as ForOA, ForCRM.

Distribution Methods of the Products and Services

We mainly sell our products and services directly to our customers. We also utilize distribution partners to sell our products and services.

Research and Development

We are committed to continuously researching, designing and developing information technology solutions and software products that meet the needs of our customers. Our Chengdu R&D center was established in February 1998. As of December 31, 2007, we had 57 employees at the Chengdu R&D Center. Our R&D expenses in 2007 and 2006 were $690,386 and $1,730,760, respectively.

Status of New Product or Service

In August 2007, we launched our integrated e-business application platform For-Online 4.0, and based on this platform, we also released new versions of For-eMarket 3.0 in September 2007, ForCRM in October 2007 and ForOA in October 2007.

Market Opportunities

Based on our extensive market research and industry insights, we believe that the major market opportunities for our business include the following: enterprise application integration (EAI); application services provider (ASP); software and IT outsourcing.

Our Strategy

As a professional software-solutions and technology service company, our business objective is to become a leading e-business application solutions and online application services provider in China. Our operating strategy is to use shared core technologies and management systems to identify potential clients, and through consistent long-term technology supports, build tight strategic partnerships with our clients.

The key aspects of our strategy include the following:

•
Establish a unified and standard software engineering and project management system to provide assurance for designing high-quality software products and services. As an important milestone, we have achieved Level 3 (Managed Level of Software Process Maturity) of Capability Maturity Model® Integration (CMMI), which was certified by Software Engineering Institution.

•
Establish a unified e-business application platform and online services platform. We provide supports for e-business application technologies and platforms in different industries, and strive to make available to our clients high-quality IT outsourcing services that are cost-effective. To that end, we have made gradual improvements to the power and reliability of our For-Online platform since 2004, culminating with the launch in [date] 2007 of For-Online 4.0.

•
Participate in our clients’ e-business application operations to become their strategic partner. We have invested in several companies in logistics, finance, IT industries, whose application platforms are supported by our integrated application systems, software and IT outsourcing services. These companies include NNBCE, CLCE, BGXF, Wuxi Stainless Steel Exchange Co., Ltd, NBBCE.

Our Competitive Strengths

•	Professional Software Development and Services System.

Our professional software development and services system has substantially strengthened our competitive advantages by ensuring that we are in compliance with all relevant international standards and regulations for business. We have passed the ISO9001:2000 international quality assurance system certification and the CMMI (Capability Maturity Model Integration) Level 2 certification, certifying that our software development and services system is in compliance with international standards.

•	Fifteen Years of Experience in Industry Applications with Proven Solutions and Products.

Forlink has developed core application software products such as For-eMarket, ForCRM, ForOSS and ForROA based on standardized application integration technologies. Our customers, strategic partners and suppliers recognize our company as a dependable provider of high quality services, solutions and products, and frequently recommend us to their business contacts.

•	Established Customer Relationships.

Because of our successful track record, we have established relationships with leading companies in telecom, logistic, finance, government, and other industry verticals in China. Our in-depth understanding of their requirements allows us to successfully deliver customized solutions. Moreover, we have strong customer service and research and development teams based in China, which allows us to respond quickly and efficiently to the needs of our clients.

•	A Strong and Stable Management Team.

The current management team has been with Forlink since we commenced business, and includes pioneers of application integration technologies (AIT) in China. The backgrounds of the individuals in our management team offer a depth and breadth of experience that is capable of covering all aspects relating to the control and development of AIT systems. Beyond expertise in the field, their close working relationships with major long-term clients demonstrate a proven ability to sustain and cultivate a successful business.

Our Strategic Partners

Strategic partnerships are essential elements of our business model. At this time, we have four types of partners that contribute to the continuing success of our business.

•
Product Partners. These partners provide products and solutions to be integrated in our solutions. We are authorized resellers of Hewlett Packard (“HP”), Sun, EMC, Oracle and CISCO systems. We were awarded by HP with the Excellent Sales Achievement Prize in 1999 and the Best Co-operation Prize in 1999.

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

•	Distribution Partners. These partners distribute our solutions and products to our customers. Our current distribution partner is Beijing Federal.

Competitive Conditions

The market for information technology services in China is rapidly growing and changing. We compete primarily with domestic companies. Our principal competitors in application integration services are Huawei and AsiaInfo. Our principal competitors in the ASP field include UFSOFT, MYCRM, and HAN Consulting. Our principal competitors in software outsourcing include Neusoft, Dalian HaiHui, and China Software & Technology Corporation. All of these companies are leading companies in the Chinese IT industry, and AsiaInfo is also a listed company on NASDAQ.

Government Regulation

The Chinese government has generally encouraged the development of the information technology industry, and the products and services we offer are currently not subject to extensive government regulations.

Dependence on Major Customers

For the year ended December 31, 2007, approximately 71% of the Company's total net revenues were generated by two customers, Beijing Mobile and Guangxi Caexpo. The loss of any and/or all of these customers could have a material adverse effect on our business.

Our largest customer has been Beijing Mobile Communication Company, which is a subsidiary of China Mobile. Since 1998, we have been developing and maintaining BOSS (Business Operation Support System) for the carrier. BOSS is an integrated software platform and it is developed in stages to accommodate the carrier’s increasing subscribers and service offerings. We completed phase one in 2002, and phase two in 2006. We are currently developing and maintaining phase three of BOSS.

During the fiscal years ended December 31, 2005, 2006 and 2007 sales to Beijing Mobile Communication Company were $4,122,370, $4,244,266 and $2,969,259 respectively, and such sales accounted for, 89%, 70%, 61% and 33% of our revenue for these periods, respectively.

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

Our second largest customer was Guangxi Caexpo. We won the contract in 2006 to build the Electronic Trade and Logistics Information Platform and Call Center. During the fiscal years ended December 31, 2006 and 2007, sales to Guangxi Caexpo were $721,087 and $4,885,231, accounting for 10% and 54% of our revenue for these periods, respectively.

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

As of December 31, 2007, we have been issued 56 patents in the PRC that are currently in force. The normal expiration dates of our issued patents in the PRC range from 2026 to 2030. It is possible that we will not receive patents for every application we file. Furthermore, our issued patents may not adequately protect our technology from infringement or prevent others from claiming that our products infringe the patents of those third parties. Our failure to protect our intellectual property could materially harm our business. In addition, our competitors may independently develop similar or superior technology, duplicate our products, or design around our patents. It is possible that litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could materially harm our business.

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

Item 2. Description of Property.

We have an office in Chengdu, PRC, which houses FTCD. The building is located at B-16B, WangFuJing Business Mansion, No.5 HuaXingZheng Street, ChengDu, SiChuan Province, PRC, and was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company. By a stockholders’ resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. In 2005, the title to the building was transferred to FTCD.

We currently rent the premises, approximately 2,027 square meters, for our headquarters at 9/F Shenzhou Mansion, No. 31 Zhongguancun Street, Haidian District, Beijing, China. We have a renewable lease agreement for these premises until March 29, 2009. The total rent from March 30, 2007 to March 29, 2009 is $537,059 (RMB 4,086,432).

In addition, we currently have three regional field support offices in the PRC, namely, in Shanghai, Chengdu and Guangzhou. The leases for these offices are as follows:

Name	Rent Period	Size	Annual Rent

Guangzhou Office	08.2.12-09.2.11	92.19	$17,853 (RMB 116,160)

Shanghai Office	08.2.28-09.2.27	98.44	$22,666 (RMB 172,466.88)

Chengdu R&D Center	07.11.22-08.11.21	602.59	$32,646 (RMB 248,400)

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

Item 4.  Submission of Matter to a Vote of Security Holders.

On December 24, 2007, our Board of Directors and the holders of a majority of the outstanding capital stock of the Company adopted and approved resolutions to effect a one-for-twenty (1-for-20) reverse stock split of the Company’s outstanding shares of common stock (the “Reverse Split”). The Reverse Split took effective upon the filing of the Company’s Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State on March 7, 2008, and in connection therewith, and our stock symbol has changed from “FRLK.OB” to “FLSW.OB”. As a result of the Reverse Split, the total number of outstanding shares of the Company’s common stock was reduced from 92,821,707 shares to approximately 4,641,085 shares.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock, par value $0.001 per share, is currently trading on the Over the Counter Bulletin Board system under the symbol "FLSW". There is no assurance that our common stock will continue to be quoted or that any liquidity exists for the Company’s shareholders.

The following table sets forth the range of high and low bid prices for the Company's common stock for each quarterly period indicated, as reported by the “Businessweek Companies” website. Quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual trades.

Common Stock

Quarter Ended	High Bid	Low Bid

December 31, 2007	$0.11	$0.07
September 30, 2007	$0.13	$0.08
June 30, 2007	$0.15	$0.08
March 31, 2007	$0.22	$0.08

December 31, 2006	$0.22	$0.07
September 30, 2006	$0.09	$0.02
June 30, 2006	$0.07	$0.02
March 31, 2006	$0.10	$0.06

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

Sales of Unregistered Securities

On October 3, 2006, the Company issued a total of 13,000,000 shares of the Company’s restricted common stock to Statelink International Group, Ltd. (“Statelink”) as a part of the Company’s considerations pursuant to a Transfer of Right to Invest and Project Cooperation Agreement. The fair market value of the Company’s common stock as of October 3, 2006 was $0.08 per share. The issuance to Statelink was made pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

Repurchases of Equity Securities

The Company did not repurchase any of its outstanding equity securities during the fourth quarter of the year ended December 31, 2007.

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

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward looking statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Overview

We are a leading provider of software solutions and information technology services in China. We focus on providing Enterprise Application Integration (EAI) solutions for large companies in the telecom, finance, and logistics industries. In May 2004, we launched For-Online, which delivers enterprise applications and services over the Internet to small and medium-sized enterprises (SMEs) in China. Since its launch, For-Online is quickly becoming an important new channel for delivering and distributing our products and services to more customers. In August 2007, we launched our integrated e-business application platform For-Online 4.0, and based on this platform, we also released new versions of For-eMarket 3.0 in September 2007, ForCRM in October 2007 and ForOA in October 2007

In addition to our core business, we believe that there are opportunities for us to expand into new areas and to grow our business not only internally but through acquisitions. During fiscal 2007, we acquired equity stakes in three companies. On April 29, 2007, we acquired 35% equity interest of Beijing GuoXin Forlink Internet Technologies Limited (“BGXF”), a privately held PRC company, through our subsidiary Beijing Forlink Hua Xin Technology Co. Ltd (“BFHX”). BGXF, an Internet technology company, commenced operations in early March 2008.

On July 12, 2007, we acquired 80% equity interest of Nanning Bulk Commodities Exchange Corporation Limited (“NNBCE”), a privately held PRC company, through Forlink Technologies (Guangxi) Limited (“FTGX”), the subsidiary of BFHX. NNBCE is engaged in providing logistical e-commerce service but it has not commenced operations since its date of incorporation.

On September 12, 2007, we acquired 35% equity interest of Guangxi Bulk Sugar & Ethanol Exchange Corporation Limited (“GBSEE”), a newly set up limited liability company in Nanning, PRC, through NNBCE. We are also beneficiary of the 20% equity interests of GBSEE being held by All China Logistics Online Co., Ltd., which we have 17.8% equity stake in. GBSEE was established to provide logistical e-commerce service but the company was dissolved before it started its operations.

For a description of all of our acquisitions and other business activities since 1999, please refer to the section titled “Company History and Recent Developments” under Item 1 (Description of Business) in Part I of this Annual Report.

Revenues

Our business includes Forlink brand "For-"series software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and For-series related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

	Year Ended December 31,
	2007	2006

Sales of For-series software	$4,684,791	$2,722,368

as a percentage of net sales	48%	39%

For-series related system integration	$5,145,868	$4,195,272
as a percentage of net sales	52%	61%

As indicated in the foregoing table, sales of For-series software as a percentage of net sales increased from 39% in 2006 to 48% in 2007, while sales of For-series related system integration as a percentage of net sales decreased from 61% in 2006 to 52% in 2007. These changes were mainly attributable to our strategy of increasing software sales and reducing low profit margin hardware projects.

Generally, we offer our products and services to our customers on a total-solutions basis. Most of the contracts we undertake for our customers include revenue from hardware and software sales and professional services.

Sources of Revenue

•
Hardware Revenue: Revenues from sales of products are mainly derived from sales of hardware. Normally, the hardware that we procure is in connection with total-solutions basis system integration contracts.

•
Service Revenue: Service revenue consists of revenue for the professional services we provide to our customers for network planning, design and systems integration, software development, modification and installation, and related training services.

•	Software License Revenue: We generate revenue in the form of fees received from customers to whom we issue licenses for the use of our software products over an agreed period of time.

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

Taxes

According to the relevant PRC tax rules and regulations, FTCL and BFHX, both of which are recognized as New Technology Enterprises operating within a New and High Technology Development Zone, are entitled to an Enterprise Income Tax (“EIT”) rate of 15%.

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and the State Tax Bureau respectively, FTCL received full exemption from EIT for fiscal years 1999 through 2002, and a 50% EIT reduction at the rate of 7.5% for fiscal years 2003 through 2005. As of December, 31, 2007, FTCL was entitled to an EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX received full exemption from EIT for fiscal years 2004 through 2006. As of December 31, 2007, BFHX was entitled to an EIT rate of 7.5%.

Hong Kong profits tax is calculated at 17.5% on the estimated assessable profits of FTHK for the period. The EIT rates for FTCD, BFKT and NNBCE range from 9% to 33%. No provision for EIT and Hong Kong profits tax were made for FTCL, BFHX, FTCD, FTGX, NNBCE and FTHK as they have not gained taxable income for the periods.

Revenue from the sale of hardware procured in China together with the related system integration is subject to a 17% value added tax (“VAT”). However, companies that develop their own software and have the software registered are generally entitled to a VAT refund. If the net amount of the VAT payable exceeds 3% of software sales, the excess portion of the VAT is refundable upon our application to the tax authority. This policy is effective until 2010. Changes in Chinese tax laws may adversely affect our future operations.

Foreign Exchange

Our functional currency is United States Dollars (USD) and our financial records are maintained and the financial statements prepared in USD. The functional currency of FTHK is Hong Kong Dollars (HKD) and the financial records are maintained and the financial statements prepared in HKD. The functional currency of FTCL, BFHX, FTGX and FTCD is Renminbi (RMB) and the financial records are maintained and the financial statements are prepared in RMB.

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

The following table shows the exchange rates and the weighted average rates ruling for the years ended December 31, 2007 and 2006:

		US$	HK$	RMB
Exchange rate as of December 31,	2007	1	7.84	7.32
	2006	1	7.75	7.82

Weighted average rates ruling for	2007	1	7.84	7.60
	2006	1	7.75	7.98

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

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customers’ credit worthiness or other matters affecting the collectibility of amounts due from such customers, could have a material affect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

In March 2006, the FASB issued FAS 156 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 156), an amendment to portions of FAS 133, FAS 140 and FTB 87-3. FAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Derivative instruments used to mitigate the risks inherent in servicing assets and servicing liabilities must be accounted for at faire value. Under FAS 156 an election can also be made for subsequent fair value measurement for servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. This Statement will be effective beginning the first fiscal year that begins after September 15, 2006. We do not expect the adoption of FAS 156 will have a material impact on our financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109( FIN48). This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxed. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized n the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect that this Interpretation will have a material impact on our financial position, results of operations or cash flows.

In June 2006, the EITF reached consensus on and ratified EITF Issue 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF 06-03). The scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The Task Force concluded that the presentation of taxes within the scope of the Issue on either a gross~~(~~ (included in revenues and costs ) or a net ( excluded from revenues ) basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The consensus in this Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. We believe the adoption of EITF 06-03 will not have a material impact on our method for recording and reporting these types of taxes in our consolidated financial statements, as the Company’s policy is to exclude all such taxes form revenue.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R).

On December 21, 2007, SEC issued Staff Accounting Bulletin (“SAB”) No. 110. This staff accounting bulletin ("SAB") expresses the views of the staff regarding the use of a "simplified" method, as discussed in SAB No. 107 ("SAB 107"), in developing an estimate of expected term of "plain vanilla" share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.

The Company does not anticipate that the adoption of these statements will have a material effect on the Company's financial condition and results of operations.

Consolidated Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Sales

Our net sales increased 32% to $9,121,248 in 2007, from $6,917,640 in 2006. Sales of For-series software increased 72% to $4,684,791 in 2007, from $2,722,368 in 2006.  The increase in net sales was mainly attributable to our strategy of increasing software sales and reducing low profit margin hardware projects. Nevertheless, sales of For-series related system integration still increased 23% to $5,145,869 in 2007 from $4,195,272 in 2006.

Cost of Sales.

Our cost of sales increased 44% to $4,186,187 in 2007, from $2,914,754 in 2006. The increase was comparable with the increase of sales.

Gross Profit.

Gross profit increased 23% to $4,935,061 in 2007, from $4,002,886 in 2006. Gross profit margin was 54% in 2007, compared with 58% in 2006.

Operating Expenses.

Total operating expenses year-over-year were maintained at comparable levels, with $3,907,523 in 2007 and $3,910,507 in 2006. This situation resulted largely from the offset of an increase in selling expenses versus a decrease in research and development expenses.

Selling expenses increased 88% to $1,540,494 in 2007, from $818,146 in 2006. This increase was primarily due to our increased advertising expenses and sales efforts to market our fast growing For-Online application service provider services, our IT outsourcing services, as well as our enterprise application integration services.

Research and development expenses decreased 60% to $690,386 in 2007, from $1,730,760 in 2006, as a result of the reorganization efforts in our R&D department as we focused on reducing costs and improving efficiency in 2007.

General and administrative expenses increased 23% to $1,676,644 in 2007, from $1,361,601 in 2006. The increase was primarily due to the additional costs to meet new compliance requirements such as Sarbanes-Oxley Act compliance.

Operating (Loss)/Profit

We recorded an operating profit of $1,027,538 in 2007 as compared to an operating profit of $92,279 in 2006, an increase of 1,012%. The increase was largely due to two reasons. Firstly, the net sales increased by 32% from $6,917,640 in 2006 to $9,121,248 in 2007. Secondly, the sale percentage of For-series software, which has a higher profit margin than For-series related system integration, increased from 39% in 2006 to 48% in 2007.

Other Income

Our other income decreased 32% to $143,321 in 2007, from $210,724 in 2006, as a result of decreased VAT refund. Our other income is derived entirely from VAT refund associated with our software sales.

Net (Loss)/Profit

We recorded a net income of $1,508,389 in 2007, or basic and diluted profit of $0.02 per share, as compared to net income of $305,497 in 2006, or basic and diluted loss of $0.00 per share.

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

Our accounts receivable balance at December 31, 2007 was $1,618,697, as compared to $1,886,251 at the end of 2006. The decrease is mainly attributable to better collection from our two major clients: China Mobile and Guangxi Caexpo. The balance of accounts receivable from China Mobile decreased to $80,933 at December 31, 2007 from $736,654 at December 31, 2006; the balance of accounts receivable from Guangxi Caexpo decreased to $361,203 at December 31, 2007 from $842,062 at December 31, 2006. Our inventory position at the end of 2007 was $498,356, as compared to $34,182 at the beginning of the year. At the end of 2007, we had several inventory items in the process of delivery to Guangxi Caexpo. This caused the 2007 year-end inventory to be larger than usual.

We ended the year with a cash position of $2,400,901. We had positive operating cash flow of $1,303,934, primarily due to net profit and increase in customer deposits.

Although our revenues and operating results for any period are not necessarily indicative of future periods, we anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through 2008. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict. If we do need to raise additional funds, we expect to raise those funds through new issuances of shares of our equity securities in one or more public offerings or private placements, or through credit facilities extended by lending institutions.

Off-Balance Sheet Arrangements

As of December 31, 2007, we have not entered into any off-balance sheet arrangements with any individuals or entities.

Contractual Obligations

As of December 31, 2007, we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:
December 31,
2007

January 1, 2008 to December 31, 2008	$351,289
January 1, 2009 to December 31, 2009	111,750
January 1, 2008 to December 31, 2010	47,931
January 1, 2010 to December 31, 2011	393

$511,363

Related Party Transactions

The Company, from time to time, received from or made repayments to Mr. Yi He, a major stockholder who is also a member of our management. The amounts due from/to the stockholder do not bear any interest and do not have clearly defined terms of repayment.

The amounts due to stockholders as of December 31, 2007 and December 31, 2006, in the amount of $333,524 and $819,491, respectively, represented advances to the Company from Mr. Yi He.

To comply with PRC laws and regulations, Forlink conducts its Internet value-added services in PRC via Beijing Forlink Hua Xin Technology Co. Ltd. (“BFHX”). BFHX was established in PRC on September 19, 2003 as a limited liability company. The registered capital of BFHX is $120,733 (RMB 1,000,000) and the fully paid up capital was $36,232 (RMB 300,000) as of December 31, 2004. In accordance with a directors’ resolution of Forlink passed on September 15, 2003, Mr. Yi He and Mr. Xiaoxia Zhao were entrusted as nominee owners of BFHX to hold 70% and 30% of the fully paid up capital of BFHX, respectively, on behalf of Forlink and Forlink is the primary beneficiary. BFHX is considered a variable interest entity (“VIE”) and because Forlink is the primary beneficiary, Forlink’s consolidated financial statements include BFHX. Upon the request of Forlink, Mr. Yi He and Mr. Xiaoxia Zhao are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

In accordance with a registered capital transfer agreement dated February 16, 2004, and the owners’ resolutions of BFHX passed on February 16, 2004, Mr. Xiaoxia Zhao transferred the fully paid up capital of BFHX of $10,870 (RMB 90,000) to Mr. Wei Li for $10,870. Mr. Yi He and Mr. Wei Li entered into agreements with Forlink on November 8, 2003 and March 18, 2004, respectively, under which agreements Mr. Yi He and Mr. Wei Li were entrusted as nominee owners of BFHX to hold 70% and 30%, respectively, of the fully paid up capital of BFHX on behalf of Forlink. Forlink is the primary beneficiary of such agreements. Upon the request of Forlink, Mr. Yi He and Mr. Wei Li are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid up capital of BFHX.

The capital of BFHX was funded by FTCL and recorded as interest-free loans to Mr. Yi He and Mr. Wei Li. These loans were eliminated with capital of BFHX during consolidation. Mr. Yi He is an officer, director and a major stockholder of Forlink. Mr. Xiaoxia Zhao is a former director and a major stockholder of Forlink. Mr. Wei Li is the administration manager of FTCL.

The sales to All China, Guangxi Caexpo and BGXF in 2007 are $167,255, $4,878,812 and $112,313 respectively. By the end of December 31, 2007, the accounts receivable to All China, Guangxi Caexpo and BGXF are $237,264, $361,203 and $111,144 respectively.

Risk Factors Affecting Our Operating Results and Common Stock

In addition to the other information in this report, the following factors should be considered in evaluating our business and our future prospects:

POLITICAL AND ECONOMIC POLICIES OF THE CHINESE GOVERNMENT COULD AFFECT OUR INDUSTRY IN GENERAL AND OUR COMPETITIVE POSITION IN PARTICULAR

Since the establishment of the People's Republic of China in 1949, the Communist Party has been the governing political party in the PRC. The highest bodies of leadership are the Politburo of the Communist Party, the Central Committee and the National People's Congress. The State Council, which is the highest institution of government administration, reports to the National People's Congress and has under its supervision various commissions, agencies and ministries, including The Ministry of Information Industry, the telecommunications regulatory body of the Chinese government. Since the late 1970s, the Chinese government has been reforming the Chinese economic system. Although we believe that economic reforms and the macroeconomic measures adopted by the Chinese government have had and will continue to have a positive effect on economic development in China, there can be no assurance that the economic reform strategy will not from time to time be modified or revised. Such modifications or revisions, if any, could have a material adverse effect on the overall economic growth of China and investment in the Internet and the telecommunications industry in China. Such developments could reduce, perhaps significantly, the demand for our products and services. There is no guarantee that the Chinese government will not impose other economic or regulatory controls that would have a material adverse effect on our business. Furthermore, changes in political, economic and social conditions in China, adjustments in policies of the Chinese government or changes in laws and regulations could affect our industry in general and our competitive position in particular.

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

Forlink Software Corporation, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Forlink Software Corporation, Inc.

We have audited the accompanying consolidated balance sheet of Forlink Software Corporation Inc as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended. Forlink Software Corporation Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Forlink Software Corporation Inc as of December 31, 2006, were audited by other auditors whose report dated March 25, 2007, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forlink Software Corporation Inc as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kenne Ruan, CPA, P.C.

Woodbridge, Connecticut
March 14, 2008

Forlink Software Corporation, Inc.

Consolidated Balance Sheets

(Expressed in US Dollars)
	December 31,	December 31,
	2007	2006
Current assets
Cash and cash equivalents	$2,400,901	$427,195
Accounts receivable	1,618,697	1,886,251
Other receivables, deposit and prepayments	530,431	242,888
Inventories	498,356	34,182
Deferred Taxes Assets	384
Total current assets	5,048,769	2,590,516

Property, plant and equipment	659,826	728,710
Long term investments	4,912,944	4,322,289
Goodwill	1,684,023	1,684,023

Total assets	$12,305,562	$9,325,538

Liabilities and stockholders' equity
Current liabilities
Short term borrowings	-	-
Accounts payable	$1,598,507	$155,204
Amounts due to stareholders	325,251	819,491
Customer deposits	1,735,981	2,634,705
Other payables and accrued expenses	303,366	549,424
Income tax payable	1,540	-
Other tax payable	860,498	187,436
Deferred Taxes Debt	18,298
Total current liabilities	$4,843,441	$4,346,260

Commitments and contingencies
Minority interest	$269,772	$-
Stockholders' equity
Common stock, par value $0.001 per share; 200,000,000 and 100,000,000 shares authorized; 99,121,707and 98,224,707 shares issued and 92,821,707and 89924707 shares outstanding, respectively	$99,122	$98,225
Treasury stock	(163,800)	(215,800)
Additional paid-in capital	10,177,812	9,908,715
Accumulated losses	(3,517,748)	(5,026,137)
Accumulated other comprehensive income	596,964	214,275

Total stockholders' equity	$7,192,350	$4,979,278

Total liabilities and stockholders' equity	$12,035,791	$9,325,538

See accompanying notes to consolidated financial statements.

Forlink Software Corporation, Inc.

Consolidated Statements of Operations

(Expressed in US Dollars)
	Year ended December 31, 2007	Year ended December 31, 2006

Net sales	$9,121,248	$6,917,640
Cost of sales	(4,186,187)	(2,914,754)

Gross profit	4,935,061	4,002,886

Selling expenses	(1,540,494)	(818,146)
Research and development expenses	(690,386)	(1,730,760)
General and administrative expenses	(1,676,644)	(1,361,601)

Operating profit / (loss)	1,027,538	92,379

Investment income	349,284	-
Loss on disposal of subsidiaries	(3,792)	(1,195)
Interest income	32,149	3,589
Interest expenses	(24,699)	-
Other income, net	143,321	210,724

Profit before income taxes	1,523,801	305,497

Income tax	(18,737)	-

Consolidated profit	1,505,064	305,497

Net loss attributable to minority interest	(3,325)	-

Net consolidated profit	$1,508,389	$305,497

Gain/Loss per share	$0.02	$-
Weighted average common shares outstanding -
basic and diluted	$92,252,786	$80,130,186

See accompanying notes to consolidated financial statements.

Forlink Software Corporation, Inc.

Consolidated Statement of Stockholders’ Equity

(Expressed in US Dollars)

	Common Stock						Accumulated	Retained
	Number of Share Issued	Number of Share Outstanding	Number of Treasury Stock	Amount	Treasury Stock	Additional Paid-in Capital	other comprehensive income	Profits/ (Accumulated Losses)	Total Stockholders’ Equity	Comprehensive Income/ (Losses)

Balance, December 31, 2005	85,224,707	76,924,707	8,300,000	$85,225	$(215,800)	$8,949,810	$78,605	$(5,331,634)	$3,566,206	$

Shares issued	13,000,000	13,000,000	-	13,000	-	958,905	-	-	971,905

Net profit for the year								305,497	305,497		305,497

Translation reserve							135,670	-	135,670		135,670

Comprehensive income											$441,167

Balance, December 31, 2006	$98,224,707	$89,924,707	$8,300,000	$98,225	$(215,800)	$9,908,715	$214,275	$(5,026,137)	$4,979,278

Shares issued	897,000	2,897,000	(2,000,000)	897	52,000	269,097			321,994

Net profit for the year								1,508,389	1,508,389		1,508,389

Translation reserve							382,689		382,689		382,689

Comprehensive income											$1,891,078

Balance, December 31, 2007	$99,121,707	$92,821,707	$6,300,000	$99,122	$(163,800)	$10,177,812	$596,964	$(3,517,748)	$7,192,350

See accompanying notes to consolidated financial statements.

Forlink Software Corporation, Inc.

Consolidated Statements of Cash Flows
(Decrease)/Increase in Cash and Cash Equivalents

(Expressed in US Dollars)

	Year Ended December 31,
	2007	2006
Cash flows from operating activities
Net income	1,508,389	305,497
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Proceeds from transferred of treasury stock	232,294
Depreciation of property, plant and equipment	213,495	205,000
Loss on disposal of property, plant and equipment	(38,814)	8,047
Loss from equity method investee	(228,326)
Loss on disposal from subsidiaries	(29,103)	1,195
dividend from cost method investee	(88,063)
effect of Deferred Taxes	17,914

Charge in:
Account Receivables	396,396	(962,900)
Other receivables, deposits & prepayments	(270,952)	285,975
Inventories	(461,839)	231,879
Account Payable	1,432,702	(639,597)
Amounts due to stockholders	(550,216)
Customers deposits	(1,078,690)	1,960,011
Other payables & accrued expenes	(283,587)	244,105
Income tax payable	1,540
Other taxes payable / recoverable	660,259	213,084

et cash used in operating activities	1,433,398	1,852,296

Cash flows from investing activities
Acquisition of property, plant & equipments	12,551	(30,945)
Disposal of subsidiary	478,142	(1,195)
Cash payment associated with long term investments	(724,044)	(2,589,514)
Cash dividend from cost method investee	88,063
Cash Received from disposal property, plant& equipments	6,030

Net cash used in investing activities	(139,258)	(2,621,654)

Cash flow from financing activities
Proceeds from short term borrowings		(246,609)
(Advances to) / Repayments from stockholders		660,230
Proceeds from issuance of common stock under Plan 2002	897
Increase in treasury stock	52,000
Decerase in additional paid in capital	269,097
Capital contribution from minority interest	269,772

Net cash generated from financing activities	591,766	413,621

Effect of exchange rate changes on cash and cash equivalents	87,800	193,151

Net increase (decrease) in cash and cash equivalents	1,973,706	(162,586)

Cash and cash equivalents at the beginning of year	427,195	589,781

Cash and cash equivalents at the end of year	2,400,901	427,195

Supplementtal disclosure of cash flow information
Income tax paid	$6,527	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

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

On November 3, 1999, the Company entered into a Plan of Reorganization with Beijing Forlink Software Technology Co., Ltd., (hereinafter "BFSTC"), a limited liability company organized under the laws of the People’s Republic of China (“PRC” or “China”), under the terms of which BFSTC gained control of the Company. Pursuant to the Plan of Reorganization, the Company acquired 100% of the registered and fully paid-up capital of BFSTC in exchange for 20,000,000 shares of the Company's authorized, but unissued, common stock. BFSTC is engaged in the provision of computer software consultancy and engineering services and the development and sale of computer software in the People’s Republic of China (“PRC”). As a part of its computer consultancy and engineering services, BFSTC is also engaged in the sale of computer hardware. In June 2001, BFSTC changed its name to Forlink Technologies Co. Ltd. (“FTCL”).

In August 2001, the Company acquired Beijing Slait Science & Technology Development Limited Co. (“SLAIT”) pursuant to a Plan of Reorganization dated January 11, 2001. The Company issued 59,430,000 shares of its common stock to SLAIT’s original beneficial owners in exchange for 100% of the outstanding equity of SLAIT. As a result of the share exchange, the former beneficial owners of SLAIT own approximately 70% of the issued and outstanding shares of the Company, and SLAIT became a wholly-owned subsidiary of the Company. The Company also agreed to transfer 1,085,000 Renminbi (“RMB”) (approximately US$131,039) to the former owners of SLAIT. A change in control occurred in which all but one of the officers and directors of the Company resigned and two former directors (also former owners) of SLAIT became officers and directors of the Company. SLAIT provides application system integration technology and specializes in large volume transaction processing software for networks such as mobile phone billing and band operation. Subsequent to the acquisition, the principal activities of SLAIT have been gradually shifted to those of FTCL. On February 13, 2004, SLAIT was officially dissolved in accordance with relevant PRC regulations. FTCL is the major operating company of Forlink in Beijing.

On June 18, 2003, Forlink Technologies (Hong Kong) Limited (“FTHK”) was incorporated in Hong Kong as a limited liability company. In December 2003, FTHK became a wholly owned subsidiary of Forlink. FTHK is an investment holding company. Because of the favorable business environment in Hong Kong, we can simplify and speed up investment transactions through this subsidiary. Through FTHK, on December 18, 2003, we invested $760,870 in All China Logistics Online Co., Ltd. ("All China Logistics"), a privately held PRC company and a leading provider of logistic services in China, in exchange for a 17.8% equity interest. Through this investment, we have become the second largest shareholder of All China Logistics and its sole software solution provider. FTHK is also responsible for directly importing from overseas companies certain hardware needed to integrate products, which allows us to improve our hardware pass-through profit margin.

On June 14, 2004, Forlink Technologies (Chengdu) Limited ("FTCD") was established as a limited liability company in Chengdu, PRC and subsequently became a wholly owned subsidiary of FTHK in September 2004. The main business is providing software outsourcing services and software development. The registered capital of FTCD is $5,000,000 and the fully paid up capital was $750,000 as of December 31, 2005. In April 2006, FTHK further invested $130,000 in FTCD. FTCD commenced operations in late 2005. The registered capital of FTCD was reduced to $200,000 in December 2007, which amount was fully paid as of December 2007.

In compliance with China’s foreign investment restrictions on telecom value-added services and other laws and regulations, we conduct our telecom value-added services and application integration services for government organizations in China via Beijing Forlink Hua Xin Technology Co. Ltd. ("BFHX"). BFHX was established in the PRC on September 19, 2003 as a limited liability company. The registered capital of BFHX is $120,733 (RMB 1,000,000) and has been fully paid up by March 31, 2005. Mr. Yi He and Mr. Wei Li were entrusted as nominee owners of BFHX to hold 70% and 30%, respectively, of the fully paid up capital of BFHX on behalf of Forlink as the primary beneficiary. BFHX is considered a Variable Interest Entity ("VIE"), and because Forlink is the primary beneficiary, Forlink's consolidated financial statements include BFHX. Upon the request of Forlink, Mr. Yi He and Mr. Wei Li are required to transfer their ownership in BFHX to Forlink or to designees of Forlink at any time for the amount of the fully paid registered capital of BFHX. Mr. Yi He is the Chief Executive Officer, a director and a major stockholder of Forlink. Mr. Wei Li is the administration manager of FTCL.

Through BFHX, on September 28, 2004, we invested $36,232 (RMB 300,000) in Huntington Network Technologies (Beijing) Co., Ltd. (“HNT”), a privately held PRC company that operated the Gmgame.com, an online gaming portal, in exchange for 30% equity interests. This investment was intended to enable us to enter a fast growing market and utilize our IT expertise to further diversify our revenues. HNT was deregistered in December 2007, however, and our investment was impaired in 2005 in the amount of $37,516 (RMB 300,000).

On March 20, 2005, Beijing Forlink Kuanshi Technologies Limited (“BFKT”) was established as a limited liability company by BFHX and two individuals, Mr. Jianqiu Fang and Mr. Bizhao Zhong. BFHX, Mr. Fang and Mr. Zhong hold 70%, 10% and 20% of the fully paid up capital of BFKT, respectively. KFKT was to provide software and operation support to IPTV (Internet Protocol Television) operators, but the company was dissolved on November 19, 2007. We recorded an investment loss of $3,792 after the dissolution of BFKT, with our total investment loss in BFKT from its establishment to its dissolution in the amount of $16,932.

On March 28, 2005, BFKT acquired 90% and 95% of shares of Qingdao Jiashi Technologies Limited (“QJT”) and Xiamen Kuanshi Technologies Limited (“XKT”), respectively. Both QJT and XKT were originally established by Mr. Yi He and Mr. Wei Li on March 4, 2005 and March 7, 2005 respectively. Pursuant to an agreement reached between BFHX and Mr. Wei Li, Mr. Wei Li was entrusted as nominee owner of QJT and XKT to hold 10% and 5%, respectively, of the fully paid up capital of QCT and XKT on behalf of BFHX as the primary beneficiary. QCT and XKT never commenced operations since their respective dates of establishment, and both companies were deregistered in late 2006. A loss on disposal of XKT and QJT of $1,195 was incurred. On November 19, 2007, BFKT was officially dissolved and an investment loss of $3,792 was recorded after dissolution of BFKT. Total investment loss in BFKT was $16,932 from its establishment.

On October 24, 2005, Forlink entered on a definitive agreement to acquire a 17.5% equity interest from China Liquid Chemical Exchange Company Limited (“CLCE”), a PRC limited liability company. Under the terms of the agreement, Forlink deployed the “For-online Electronic Trading System”, a proprietary, integrated software solution, to support CLCE’s operations, including, but not limited to, online trading, online billing and payment, user authentication and customer care, in exchange for the 17.5% equity interest. In early 2007, CLCE increased its share capital to $1,708,526 (RMB 13,000,000). As we did not subscribe to the new shares, our shareholding of CLCE as at December 31 2007 had been diluted to 13.46%. CLCE commenced operations fully in early 2007.

On October 3, 2006, we entered into a Transfer of Right to Invest and Project Cooperation Agreement (“Statelink Agreement”) with, and acquired 22.73% registered capital in Guangxi Caexpo International Trade and Logistics Co., Ltd. (“Guangxi Caexpo”), a PRC limited liability company in the businesses of real estate development, advertising and computer distribution, from Statelink International Group, Ltd., a company incorporated in the British Virgin Islands (“Statelink”) for cash consideration of $2,557,545 (RMB 20,000,000) from BFHX and stock consideration of 13,000,000 shares of our restricted common stock. Thereafter, we also won a contract from Guangxi Caexpo to build an “Electronic Trade and Logistics Information Platform and Call Center” (the “Project”). On October 26, 2006, BFHX established Forlink Technologies (Guangxi) Limited (“FTGX”), a PRC limited liability company and wholly owned subsidiary, to carry out this contract. At the time of incorporation, BFHX injected RMB 20,000,000 (approximately US$2,557,545) as registered capital to FTGX. FTGX will continue operating after the completion of the project.

On October 12, 2006, we invested $31,969 (RMB 250,000) in Wuxi Stainless Steel Exchange Co., Ltd. (“Wuxi Exchange”), a PRC limited liability company, for a 12.5% equity interest. In addition, we have agreed to deploy a proprietary, integrated software solution, estimated at RMB 1,000,000, to support Wuxi’s operations, which was deployed in February 2007. On January 14, 2007, the Company entered into an agreement with a major shareholder of Wuxi to transfer 2.5% of the Company’s interest in Wuxi to the major shareholder for cash payment of RMB 500,000.

On April 29, 2007, Forlink invested, through BFHX, $138,158 (RMB 1,050,000) in Beijing GuoXin Forlink Internet Technologies Limited (“BGXF”), a privately held PRC company that operates a finance study website, for a 35% equity interest. The investment in BGXF is accounted for under the equity method of accounting due to Forlink’s significant influence over the operational and financial policies of BGXF. BGXF commenced operations on March 9 2008.

On July 12, 2007, Forlink invested in the form of cash through FTGX, $1,063,830 (RMB 8,000,000) in Nanning Bulk Commodities Exchange Corporation Limited (“NNBCE”), a privately held PRC company, for an 80% equity interest. NNBCE became a subsidiary of FTGX. NNBCE, set up on April 29, 2007, will be engaged in providing logistical e-commerce service once the company commences operations.

On September 5, 2007, Forlink invested $465,425 (3,500,000 RMB), through NNBCE, in Guangxi Bulk Sugar & Ethanol Exchange Corporation Limited (“GBSEE”), a PRC limited liability company established on September 12, 2007, for a 35% equity interest. On the same date, All China Logistics was entrusted as nominee owner of GBSEE to hold 20% of the fully paid up capital of GBSEE on behalf of NNBCE as the primary beneficiary. Upon the request of NNBCE, All China Logistics is required to transfer its ownership in GBSEE to NNBCE its designees at any time for the amount of the fully paid up capital of GBSEE. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51” (“FIN 46R”), NNBCE is deemed to hold the primary beneficial interest of an approximately 55% equity interest in GBSEE GBSEE was established to provide logistical e-commerce service, but it was dissolved on December 16, 2007 before the commencement of any operation NNBCE received payback of its investment of $410,397 (3,000,000 RMB) in December 2007 and $66,211 (484,000 RMB) in February 2008, with a balance of $2,189 (16,000 RMB).

Forlink and its subsidiaries are all operating companies.

Forlink, its subsidiaries, the VIE and the corporate joint venture are collectively referred to as “the Company” hereafter.

The principal activities of the Company are the development and sale of network software systems and the provision of enterprise application system integration services in the PRC. The Company is also engaged in the sale of computer hardware. Set forth below is a diagram illustrating our corporate structure as of December 31, 2007:

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America that include the financial statements of Forlink and its subsidiaries, namely, FTCL, FTHK, BFHX, FTCD, FTGX, and NNBCE. All inter-company transactions and balances have been eliminated.

Minority interests at the balance sheet date, being the portion of the net assets of subsidiaries attributable to equity interests that are not owned by Forlink, whether directly or indirectly through subsidiaries, are presented in the consolidated balance sheet separately from liabilities and the shareholders’ equity. Minority interests in the results of the Company for the years are also separately presented in the income statement.

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

Foreign Currency Translation and Transactions

The functional currency of Forlink is US$ and the financial records are maintained and the financial statements prepared in US$. The functional currency of FTHK is HK$ and its financial records are maintained, and its financial statements prepared, in HK$. The functional currency of FTCL, BFHX, FTCD, FTGX, and NNBCE is Renminbi (RMB) and their financial records are maintained, and their financial statements are prepared, in RMB.

Foreign currency transactions during the period are translated into each company’s denominated currency at the exchange rates at the transaction dates. Gain and loss resulting from foreign currency transactions are included in the consolidated statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into each company’s denominated currency at the yearend exchange rates. All exchange differences are dealt with in the consolidated statements of operations.

The financial statements of the Company’s operations based outside of the United States have been translated into US$ in accordance with SFAS 52. Management has determined that the functional currency for each of the Company’s foreign operations is its applicable local currency. When translating functional currency financial statements into US$, yearend exchange rates are applied to the consolidated balance sheets, while average period rates are applied to consolidated statements of operations. Translation gains and losses are recorded in translation reserve as a component of stockholders’ equity.

The value of the RMB is subject to changes in China’s central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Since 1994, the conversion of RMB into foreign currencies, including USD, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate generally has been stable. In July 2005, the Chinese government announced that it will no longer peg its currency exclusively to USD but will switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies which will likely increase the volatility of RMB as compared to USD. The exchange rate of RMB to USD changed from RMB8.28 to RMB8.11 in late July 2005.

The exchange rates used as of December 31, 2007 and 2006 are US$1:HK$7.84:RMB7.32, and US$1:HK$7.75:RMB7.82, respectively. The weighted average rates ruling for the years ended December 31, 2007 and 2006 are US$1:HK$7.84:RMB7.60, and re US$1:HK$7.75:RMB7.98, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and all highly liquid investments with an original maturity of three months or less.

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customers’ credit worthiness or other matters affecting the collectibility of amounts due from such customers, could have a material affect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

Fair Values of Financial Instruments

The carrying amounts of financial instruments (cash and cash equivalents, investments, accounts receivable and accounts payable) approximate their fair values as of December 31, 2007 and 2006 because of the relatively short-term maturity of these instruments.

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

The Company did not adopt any new share-based compensation plans in 2007. 897,000 stock options issued under the Company’s 2002 Stock Plan were exercised during the year 2007.

Advertising costs

All advertising costs incurred in the promotion of the Company’s products and services are expensed as incurred. Advertising expenses were insignificant for 2007 and 2006.

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

Recent Accounting Pronouncements
.
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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R).

On December 21, 2007, SEC issued Staff Accounting Bulletin (“SAB”) No. 110. This staff accounting bulletin ("SAB") expresses the views of the staff regarding the use of a "simplified" method, as discussed in SAB No. 107 ("SAB 107"), in developing an estimate of expected term of "plain vanilla" share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.

The Company does not anticipate that the adoption of these statements will have a material effect on the Company's financial condition and results of operations.

NOTE 3 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of the customers’ financial conditions and the Company generally does not require collateral.

Senior management reviews accounts receivable from time to time to determine if any receivables will potentially be uncollectible. The Company included any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, $48,033 (2006: $48,033) for doubtful accounts as of December 31, 2007 is required.

NOTE 4 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	December 31,	December 31,
	2007	2006

Other receivables	$711,571	$98,807
Deposits	73,275	137,779
Prepayments	59,071	6,302

	$843,917	$242,888

NOTE 5 - INVENTORIES

	December 31,	December 31,
	2007	2006

Computer hardware and software	$29,765	$34,182
Work-in-progress	468,591	-

	$498,356	$34,182

All the inventories were purchased for identified system integration contracts.

Work-in-progress includes payroll and other operating expenses associated with various contracts in progress.

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

As of December 31, 2007 and 2006, the amounts due to stockholders represented advances from stockholders of $333,524 and 819,491, respectively.

Related Party Transactions

	Sales		Receivable		Customer Deposit
Related party	Year Ended Dec 31,		As of Dec 31,		As of Dec 31,
	2007	2006	2007	2006	2007	2006

All China	$167,255	$721,087	$237,264	$842,062	$-	$-
Guangxi Caexpo	4,878,812	466,165	361,203	-	-	1,847,486
BGXF	112,313	-	111,144	-	-
GBSEE	-	-	68,306	-	-	-
Total	$5,158,380	$1,187,252	$777,917	$842,062		$$1,847,486

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET

	December 31,	December 31,
	2007	2006

Building	$214,173	$186,817
Computer and office equipment	1,188,353	1,052,659
Motor vehicles	170,999	181,622
	1,573,525	1,421,098
Less: Accumulated depreciation	(913,699)	(692,388)

	$659,826	728,710

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company. By a stockholders’ resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. In 2005, the title to the building was transferred to Forlink Technologies (Chengdu) Limited.

NOTE 8 - LONG TERM INVESTMENTS

	December 31,	December 31,
	2007	2006

Equity investments	$353,776	$-
Cost investments	4,476,934	4,322,289

	$4,830,710	4,322,289

In December 2003, the Company invested $760,870 in a privately held PRC company, All China Logistics Online Co., Ltd., for a 17.8% equity interest. The Company has recorded the investment at cost because it does not have the ability to exercise significant influence over the investee.

In October 2004, the Company invested $36,232 in a privately held PRC company, Huntington Network Technologies (Beijing) Co., Ltd. (“HNTB”), for a 30% equity interest. The investment was made through the Company’s subsidiary, BFHX. The investment in HNTB is accounted for under the equity method of accounting due to the Company’s significant influence over the operational and financial policies of HNTB. For the year ended December 31, 2007 and year ended December 31, 2006, the Company did not receive any distributions from HNTB’s net results, as the investment was impaired in full in 2005 of $37,516 and the company was deregistered.

On October 24, 2005, the Company set up China Liquid Chemical Exchange Company Limited, a limited liability company in PRC, and shares the risk and rewards up to the equity interest of 17.5%. The consideration is made in form of the Company-developed “For-Online Electronic Trading System” without any cash outflow. Therefore, the Company recorded the contribution of software at the lower of its carrying amount or fair value, and accounted for under the equity method under SOP 78-9. As of December 31, 2007 and 2006, the Company’s share of the joint venture’s profit (loss) was $212,385 and ($1,816), respectively.

On October 3, 2006, the Company acquired 22.73% of registered capital in Guangxi Caexpo International Trade and Logistics Co., Ltd. (“Guangxi Caexpo”), a private held PRC company, from Statelink International Group, Ltd., a company incorporated in the British Virgin Islands (“Statelink”). Consideration paid to Statelink for this acquisition included a cash payment of $2,557,545 (RMB 20,000,000) by BFHX and 13,000,000 shares of the Company’s restricted common stock. The acquisition cost of the common shares issued to Statelink is based on a per share price of $0.075, which is the average market price of the Company’s common shares over a 10-day period before and after the terms of the acquisition were agreed to. The overall acquisition cost of this acquisition was $3,529,450. The Company recorded the investment at cost because it does not have the ability to exercise significant influence over Guangxi Caexpo; in fact, Guangxi Caexpo’s strategic and business decisions are dominated by other major shareholders.

On October 12, 2006, the Company entered into a definitive agreement to acquire 12.5% of registered capital in Wuxi Stainless Steel Exchange Co., Ltd. (“Wuxi”), a private held PRC company. In exchange for the 12.5% registered capital, the Company was to deploy a proprietary, integrated software solution (“software”), estimated at RMB 1,000,000, by reference to the similar products sold to third parties in 2006, to support Wuxi’s operations, plus RMB 250,000 cash payment to Wuxi. In 2006, the Company contributed cash of $31,969 (RMB 250,000), but the software has not yet been deployed to Wuxi as of December 31, 2007. The Company recorded the investment at cost because it does not have the ability to exercise significant influence over Wuxi. On January 14, 2007, the Company entered into a Share Transfer Agreement with a major shareholder of Wuxi to transfer 2.5% interest in Wuxi held by the Company to the major shareholder for a cash payment of RMB 500,000. After this transfer, the Company continues to hold 10% equity interest in Wuxi.

On April 29, 2007, the Company invested $138,158 in a privately held PRC company, Beijing GuoXin Forlink Internet Technologies Limited (“BGXF”), for a 35% equity interest. The Company’s investment was made through BFHX. The investment in BGXF is accounted for under the equity method of the accounting due to the Company’s significant influence over the operational and financial policies of BGXF. As of December 31, 2007, BGXF did not commence operations.

On September 17, 2007, the Company invested $99,734 in a privately held PRC Company, Ningbo Bulk Commodities Exchange Corporation Limited (“NBBCE”), for a 25% equity interest. The Company’s investment was made through BFHX. The Company recorded the investment at cost because it does not have the ability to exercise significant influence over NBBCE. In fact, NBBCE’s strategic and business decisions are dominated by another major shareholder.

NOTE 9 - GOODWILL

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

Since December 31, 2003, the Company completed the annual impairment test at December 31 of each year. Based on the result of the first step of the test, the Company believes that there was no further impairment of goodwill as of December 31, 2003, 2004, 2005, 2006, and 2007.

NOTE 10 - OTHER PAYABLES AND ACCRUED EXPENSES

	December 31,	December 31,
	2007	2006

Other payables	$161,846	$352,796
Accrued salaries & wages	141,073	152,632
Other accrued expenses	447	43,996

	$303,366	$549,424

NOTE 11 - MINORITY INTEREST

The minority interest balance of $269,772 represents cash provided by minority shareholders of NNBCE.

NOTE 12 - INCOME TAX

According to the relevant PRC tax rules and regulations, FTCL and BFHX, recognized as New Technology Enterprises operating within a New and High Technology Development Zone, are entitled to an Enterprise Income Tax (“EIT”) rate of 15%.

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and State Tax Bureau respectively, FTCL was fully exempted from EIT for fiscal years 1999, 2000, 2001 and 2002. FTCL received a 50% EIT reduction at the rate of 7.5% for fiscal years 2003, 2004 and 2005. As of December 31, 2007, FTCL was entitled to an EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX was fully exempted from EIT for fiscal years 2004, 2005 and 2006. As of December 31, 2007, BFHX was entitled to an EIT rate of 7.5%.

Hong Kong profits tax is calculated at 17.5% on the estimated assessable profits of FTHK for the period. The EIT rates for FTCD, BFKT and NNBCE range from 9% to 33%. No provision for EIT and Hong Kong profits tax were made for FTCL, BFHX, FTCD, FTGX, NNBCE and FTHK as they have not gained taxable income for the periods.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48).  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. The Company classified all interest and penalties related to tax uncertainties as income tax expense. The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2007, the Company does not have any liability for uncertain tax positions. The adoption of FIN 48 did not have a material impact on the Company’s results operations, financial position or liquidity.

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

Reconciliation between the provision for income taxes computed by applying the statutory tax rate in Mainland China to income before income taxes and the actual provision for income taxes is as follows:

	YE 2007	YE 2006
	USD	USD
Provision of income taxes at statutory tax rate of 15%	227,725	45,825
Tax holidays and concessions	(18,214)	(88,754)
Effect of different tax rate of a subsidiary operating in Hong Kong	(11,115)	(1,917)
Permanent difference	7,066	(11,397)
Increase in valuation allowance	(186,816)	55,961
Others	91	283
Effective tax	18,737	-

NOTE 13 - OTHER TAXES RECOVERABLE/(PAYABLE)

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

As part of the PRC government’s policy of encouraging software development in the PRC, companies that fulfill certain criteria set by the relevant authorities, and which develop their own software products and have the software products registered with the relevant authorities in the PRC, are entitled to a refund of VAT equivalent to the excess over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales). The excess portion of the VAT is refundable and is recorded by the Company on an accrual basis. The VAT rebate included in other income was $98,692 and $210,329 for the years ended December 31, 2007 and 2006, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

During the years ended December 31, 2007 and 2006, the Company incurred lease expenses amounting to $489,583 and $545,850 respectively. As of December 31, 2007 and 2006, the Company had commitments under non-cancelable operating leases, requiring annual minimum rentals as follows:

	December 31,	December 31,
	2007	2006
January 1, 2007 to December 31, 2007	$-	$164,309
January 1, 2008 to December 31, 2008	351,289	3,227
January 1, 2009 to December 31, 2009	111,750	-
January 1, 2008 to December 31, 2010	47,931
January 1, 2010 to December 31, 2011	393

	$511,363	$167,536

NOTE 15 - STOCK PLAN

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

The following table summarizes the activity on stock options under the 2002 Plan:

	Number of shares	Weighted average exercise price

Granted on September 7, 2004	3,315,000	$0.10
Exercised	(15,000)	($0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2004	3,300,000	$0.10
Exercised	(136,500)	($0.10)
Forfeited or Cancelled	(132,500)	($0.10)
Outstanding at December 31, 2005	3,031,000	$0.10
Exercised	0	$0.00
Forfeited or Cancelled	(1,734,000)	($0.10)
Outstanding at December 31, 2006	1,297,000	$0.10
Exercised	(897,000)	($0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2007	400,000	$0.10

Fully vested and exercisable at December 31, 2007	200,000	$0.10

On September 7, 2004, 3,315,000 options were granted to the Company’s employees to purchase the Company’s shares of common stock, $0.001 par value, at an exercise price of $0.10 per share. Of the 3,315,000 options, 800,000 options with a 5-year vesting period were granted to an employee, and 2,515,000 options with a 3-year vesting period were granted to selected employees. Of the 2,515,000 options with the 3-year vesting period, 2,385,000 options was to expire on December 30, 2006 (the “December 2006 Options”), while the remaining 130,000 options expired on June 30, 2007 (the “June 2007 Options”). The expiration date for 800,000 options with the 5-year vesting period is June 30, 2009 (the “June 2009 Options”). On September 7, 2004, January 1, 2005, January 1, 2006 and January 1, 2007, 854,500 of the December 2006 Options, 400,000 of the June 2009 Options, 130,000 of the June 2007 Options, 626,000 of the December 2006 Options and 200,000 of the June 2009 Options were vested to employees respectively. The market price of the stock as of September 7, 2004 and January 1, 2005 was $0.10 per share. In December 2006, the Company extended the expiration date of the December 2006 Options by one month to the end of January 2007, but there was no additional compensation expense as the Company considered the amount was immaterial. On January 29, 2007, 367,000 options of the December 2006 Options and 400,000 of the June 2009 options were exercised. On July 6, 2007, 130,000 options of the June 2007 Options were exercised.

The following table summarizes the cumulative activities up to December 31, 2007 of the options issued under the 2002 Plan with different expiration dates:

	Granted	Exercised	Forfeited or Cancelled	Outstanding at December 31, 2007
December 2006 Options	2,385,000	518,500	1,866,500	0
June 2007 Options	130,000	130,000	0	0
June 2009 Options	800,000	400,000	0	400,000
	3,315,000	1,048,500	1,866,500	400,000

The weighted average fair value of the December 2006 Options, the June 2007 Options and the June 2009 Options granted on the date of grant, were $0.042, $0.046 and $0.058 per option, respectively. At December 31, 2007, all future compensation expenses were recognized.

There was no aggregate intrinsic value of options outstanding and exercisable as of December 31 2007 and December 31, 2006. The aggregate intrinsic value represents the intrinsic value, based on options with an exercise price less than the market value of the Company’s stock on December 31 2007 and December 31, 2006, which would have been received by the option holders had those option holders exercised those options at of that date.

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective option.

	The value of Options
	December 2006 Options	June 2007 Options	June 2009 Options

Risk-free interest rate	2.17%	2.28%	2.66%
Expected lives (in years)	1.167	1.417	2.417
Dividend yield	0%	0%	0%
Expected volatility	100%	100%	100%

NOTE 16 - CONCENTRATION OF CUSTOMERS

During the year, the following customers accounted for more than 10% of total sales:

	Years Ended December 31,
	2007	2006
Net sales derived from - Customer A	2,969,259	4,244,266

- Customer B	4,885,231	721,087

- Customer C	*	*

% to total net sales - Customer A	33%	61%

- Customer B	54%	10%

- Customer C	*	*

Account receivable from - Customer A	80,933	736,654

- Customer B	361,203	842,062

- Customer C	515,119	*

% to total accounts receivable - Customer A	*	39%

- Customer B	23%	45%

- Customer C	33%	*

* less than 10%

Note 17 - SUBSEQUENT EVENT

On December 24, 2007, our Board of Directors and the holders of a majority of the outstanding capital stock of the Company adopted and approved resolutions to effect a one-for-twenty (1-for-20) reverse stock split of the Company’s outstanding shares of common stock (the “Reverse Split”). The Reverse Split took effective upon the filing of the Company’s Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State on March 7, 2008, and in connection therewith, and our stock symbol has changed from “FRLK.OB” to “FLSW.OB”.

Immediately before and following the Reverse Split, the number of shares of the Company’s common stock was as follows (subject to slight adjustment for rounding of fractional shares):

	Common Stock Outstanding	Authorized Common Stock
Pre Reverse Split	92,821,707	200,000,000
1 for 20 Reverse Split	4,641,085	200,000,000

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As reported in a Form 8-K Current Report filed with the Commission on January 16, 2008, the Company changed its independent accountants from BDO McCabe Lo Limited, Certified Public Accountants (“BDO”) to Kenne Ruan, CPA, P.C., effective January 16, 2006.

Item 8A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and internal control over financial reporting. The evaluation was conducted under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report. In addition, no change in internal control over financial reporting occurred during the year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Management’s assessment included evaluating the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. Based on our assessment, we concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on the criteria issued by COSO in Internal Control - Integrated Framework.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(A) of the Exchange Act.

As of December 31, 2007 and as of the date of the filing of this report, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors (if applicable) were as follows:

Name	Age	Position	Since
Yi He	41	Chief Executive Officer, Chairman of the Board of Directors	August 2001

Hongkeung Lam	55	Chief Financial Officer, Chief Accounting Officer, Secretary and Director	August 2001

Guoliang Tian	68	Director	May 2003

Yu Fang	61	Director	May 2003

Zhenying Sun	51	Director	November 2006

The Company's directors hold office until their successors are elected and qualified. The Company's officers are appointed annually by the Board of Directors and serve at the pleasure of the Board.

Yi He has been a director of the Company since August 2001, and the Chief Executive Officer since May 2003. Mr. He is the founder of Beijing SLAIT Science & Technology Development Limited Co., where he served as Chairman and President from January 1998 to August of 2001. From March 1993 to January 1998, Mr. He was the President of Beijing Sunny Computer System Engineering Co. Mr. He has a Master Degree in Computer Science from Peking University.

Hongkeung Lam has been the Chief Financial Officer, Chief Accounting Officer, Secretary and a director of the Company since August 2001. From July 2000 to August 2001, Mr. Lam was the Chairman of Beijing Hi Sun In Soft Information Technology Ltd. From June 1998 to June 2000, Mr. Lam was the Chairman and President of Beijing Jinshili Information Technology Ltd. From 1992 to February 1998, Mr. Lam was the Manager of Beijing office of Taiwan Acer Computer (Far East) Co.

Guoliang Tian has been a director of the Company since May 2003. Currently, Mr. Tian is a professor with the Institute of Remote Sensing Applications at the Chinese Academy of Sciences, where he has been employed since 1986, and he is in charge of the study of natural disaster monitoring and assessment. His areas of expertise and studies involve the use of remote sensing data to research and monitor geographic and atmospheric changes. He has published 105 papers and 4 books. In 1965, Mr. Tian received a degree in physics from Jilin University of China.

Yu Fang has been a director of the Company since May 2003. Currently Mr. Fang is a professor at Peking University, where he has been employed since 1987. He has served as the Vice Director of the Institute of Remote Sensing and Geographic Information System at Peking University since 2001. From 1982 until 2000, he worked in the Department of Computer Science & Technology at Peking University, and served as Vice Chairman of the Department of Computer Science & Technology at Peking University from 1987 to 1999. His areas of expertise and studies are software engineering, geographic information systems, management information systems, and parallel processing and distribution systems. He has written 68 articles and 5 books. In 1982, Mr. Fang received a Masters Degree in Computer Science at Peking University after graduating from the Department of Mathematics at Peking University in 1968.

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

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that, during the year ended December 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders were in compliance with SEC regulations.

Item 10.  Executive Compensation.

The following summary compensation table sets forth the aggregate compensation awarded to, earned by, or paid to the chief executive officer, and other executive officers whose annual compensation exceeded $100,000, for the fiscal year ended December 31, 2007 and 2006:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yi He, Chief Executive	2007	108,105	-0-	-0-	-0-	-0-	-0-	-0-	108,105
Officer and Director[1]	2006	18,566	-0-	-0-	-0-	-0-	-0-	-0-	18,566

[1]	Yi He became the Company’s Chief Executive Officer on May 15, 2003. Mr. He is not compensated for his services as a director of the Company.

Outstanding Equity Awards at Fiscal Year-End Table

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARD						STOCK AWARD
Name	Number of Securities Underlying Unexercised Options (Exercisable) (#)	Number of Securities Underlying Unexercised Options (Unexercisable) (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Exercise Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Yi He	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Employment Contracts

There are no formal employment agreements with any of the Company’s executive officers.

Compensation of Directors

The Company paid no compensation to its directors for any services provided as a director during the year ended December 31, 2007. There are no other formal or informal understandings or arrangements relating to compensation; however, the directors may be reimbursed for all reasonable expenses incurred by them in conducting the Company’s business. These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage. For the fiscal year 2007, none of the directors received reimbursement payments from the Company.

Employee Benefit and Consulting Services Compensation Plans

As of December 31, 2007, the Company had one Employee Benefit and Consulting Services Compensation Plans in effect:

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 11, 2008, by: (i) each person known to beneficially own more than five percent of our common stock; (ii) each of our officers, directors and nominees for election as director; and (iii) all of our directors and executive officers as a group.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership[3]		Percentage Owned Beneficially[5]
Common Stock	Yi He1	1,290,001		27.8%
Common Stock	Hongkeung Lam[1]	525,000		11.3%
Common Stock	Guoliang Tian[1]	-0-		—
Common Stock	Yu Fang[1]	-0-		—
Common Stock	Zhenying Sun[1]	650,000	[4]	14.0%
Common Stock	Jing Zeng[2]	288,000		6.2%
Common Stock	Statelink International Group, Ltd.[2]	650,000	[4]	14.0%
Common Stock	All officers and directors of the Company as a group (five persons)	2,465,001		53.1%

1 An officer and/or director of the Company. The address for each officer and director is in care of the Company at 9/F Shenzhou Mansion, No. 31 Zhongguancun Street, Haidian District, Beijing, China.

2 A beneficial owner of more than five percent of the Company’s common stock. The address for each beneficial owner is in care of the Company at 9/F Shenzhou Mansion, No. 31 Zhongguancun Street, Haidian District, Beijing, China.

3 Unless otherwise indicated, all shares are directly owned and investing power is held by the persons named in the table.

4 These shares of Common Stock are held directly by Statelink International Group, Ltd., of which Ms. Sun is the controlling person and has both voting and dispositive power over these shares.

5 Based upon 4,641,098 shares of Common Stock outstanding as of March 11, 2008.

Equity Compensation Plan Information

The following information concerning the Company’s equity compensation plan is as of the end of the year ended December 31, 2007:

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

As of December 31, 2007, the Company had two Employee Benefit and Consulting Services Compensation Plans in effect:

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

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Person

The Company, from time to time, received from or made repayments to Mr. Yi He, who is a major stockholder and a member of our management. The amounts due from/to stockholders do not bear any interest and do not have clearly defined terms of repayment. The amounts due from stockholders as of December 31, 2007 and December 31, 2006, represented travel advances to Mr. Yi He. The amounts due to stockholders as of December 31, 2007 and December 31, 2006, represented advances from stockholders.

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

Director Independence

The Company has determined that the following directors are independent under the independence standards of NASDAQ Marketplace Rule 4200(a)(15): Guoliang Tian, Yu Fang and Zhengying Sun. In determining independence, the Board reviews and seeks to determine whether directors have any material relationship with the Company, direct or indirect, which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board reviews business, professional, charitable and familial relationships of the independent directors in determining independence.

Item 13. Exhibits.

Exhibit Number	Description

3.1	Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit No. 3.1 of the Form 10-QSB for the quarter ended March 31, 2000, and filed on May 13, 2000.)

3.2	Bylaws dated May 11, 2000. (Incorporated by reference to Exhibit No. 3.2 of the Form 10-QSB for the quarter ended March 31, 2000, and filed on May 13, 2000.)

3.3	Text of Amendment to Bylaws of Forlink Software Corporation, Inc. (Incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K filed on January 18, 2007)

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

Item 14. Principal Accountant Fees and Services.

Change of Auditor

The Company’s preceding principal independent auditor was BDO McCabe Lo Limited, Certified Public Accountants (“BDO”). BDO performed the audit for the fiscal year ended December 31, 2006 and it reviewed the Company’s unaudited financial statements through the quarter ended September 30, 2007. BDO was dismissed as the Company’s principal independent auditor effective January 16, 2008. On January 16, 2008, we engaged Kenne Ruan, CPA, P.C. (“Kenne Ruan”) to audit the Company’s financial statements for the fiscal year ended December 31, 2007. The following are the services provided and the amount billed.

Audit Fees

The aggregate fees billed for professional services rendered by BDO for reviews of the financial statements included in our quarterly reports on Form 10-QSB during fiscal year 2007 were $32,400. The aggregate fees billed for professional services rendered by Kenne Ruan for the audit of our 2007 annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for fiscal year 2007 were $82,400.

Audit-Related Fees

There were no other fees billed by Kenne Ruan during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no aggregate fees billed for professional services rendered by Kenne Ruan for tax compliance services in fiscal years 2007 and 2006.

All Other Fees

There were no other fees billed by BDO during the last two fiscal years for products and services provided by BDO.

Pre-Approval Policy and Procedures

The Company’s Board of Directors reviews and approves audit and permissible non-audit services performed by Kenne Ruan, as well as the fees charged by Kenne Ruan for such services. In its review of non-audit service fees and its appointment of Kenne Ruan as the Company’s independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining Kenne Ruan’s independence. All of the services provided and fees charged by Kenne Ruan were pre-approved by the Board of Directors.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORLINK SOFTWARE CORPORATION, INC. (Registrant)

Date: March 31, 2008	By:	/s/ Yi He
Yi He Chief Executive Officer

Date: March 31, 2008	By:	/s/ Hongkeung Lam
Hongkeung Lam Chief Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Yi He
Yi He, Director

Date: March 31, 2008

By:	/s/ Hongkeung Lam
Hongkeung Lam, Director

Date: March 31, 2008

By:	/s/ Guoliang Tian
Guoliang Tian, Director

Date: March 31, 2008

By:	/s/ Yu Fang
Yu Fang, Director

Date: March 31, 2008

By:	/s/ Zhenying Sun
Zhenying Sun, Director

Date: March 31, 2008