Form 10-Q
period 2008-03-31
FORLINK SOFTWARE CORP INC
filed 2008-05-13
CIK 866458

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from________ to________ .

Commission File Number 0-18731

Forlink Software Corporation, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0438458 (I.R.S. employer identification number)

Shenzhou Mansion 9F, ZhongGuanCun South Street, No. 31,
Haidian District, Beijing, China 100081
(Address of principal executive offices and zip code)

0086-10 6811 8866
(Registrant’s telephone number, including area code)

Check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑

Number of shares of common stock outstanding as of May 12, 2008: 4,641,098

Transitional Small Business Disclosure Format YES ☐ NO ☑

FORLINK SOFTWARE CORPORATION, INC.
FORM 10-Q

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to growth and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “will,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update this forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The information required by Item 1 commences on the next page.

Forlink Software Corporation, Inc.
Consolidated Balance Sheets

(Expressed in US Dollars)
	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$2,928,966	$2,400,901
Accounts receivable	1,568,136	1,618,697
Other receivables, deposits and prepayments (Note 3)	501,870	530,431
Inventories (Note 4)	714,039	498,356
Deferred Taxes Assets	400	384

Total current assets	5,713,411	5,048,769

Property, plant and equipment (Note 6)	715,127	659,826
Long term investments (Note 7)	4,830,581	4,912,944
Goodwill (Note 8)	1,684,023	1,684,023

Total assets	$12,943,142	$12,305,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,783,746	$1,598,507
Amounts due to stockholders (Note 5)	324,018	325,251
Customer deposits	1,725,338	1,735,982
Other payables and accrued expenses (Note 9)	278,483	303,366
Income tax payable	0	1,540
Other tax payable	843,639	860,498
Deferred Taxes Debt	19,053	18,298

Total current liabilities	$4,974,277	$4,843,441

Commitments and contingencies

Minority interest (Note 10)	$257,070	$269,772

Stockholders’ equity
Common stock, par value $0.001 per share; 200,000,000 and 200,000,000 shares authorized; 4,956,085 and 99,121,707 shares issued and 4,641,085 and 92,821,707shares outstanding, respectively	$99,122	$99,122
Treasury stock	(163,800)	(163,800)
Additional paid-in capital	10,177,812	10,177,812
Accumulated losses	(3,263,272)	(3,517,749)
Accumulated other comprehensive income	861,933	596,963

Total stockholders’ equity	$7,711, 795	$7,192,348

Total liabilities and stockholders’ equity	$12,943,142	$12,305,562

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.
Consolidated Statements of Operations
(unaudited)

(Expressed in US Dollars)	Three Months Ended March 31,
	2008	2007

Net sales	1,657,832	1,242,045
Cost of sales	(597,700)	(187,271)

Gross profit	1,060,132	1,054,774

Selling expenses	(235,833)	(184,593)
Research and development expenses	(145,462)	(275,045)
General and administrative expenses	(441,858)	(450,123)

Total operating expenses	(823,153)	(909,761)

Operating profit/(loss)	236,979	145,013

Income from equity method investee	(13,629)	-
Interest income	4,846	1,587
Interest expenses	-	-
Other income, net	13,595	43,064

Profit / (Loss) before tax	241,775	243,245

Income tax	-	-
Minority interest	(12,702)	-

Net profit/(loss)	254,477	232,245

Profit/(loss) per share	0.05	0.00

Weighted average common shares outstanding -basic and diluted	4,641,098	90,453,085

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.
Consolidated Statements of Cash Flows
Increase in Cash and Cash Equivalents
(unaudited)

(Expressed in US Dollars)	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net profit/(loss)	$256,624	$232,245
Adjustments to reconcile net profit/(loss) to
net cash provided by/(used in) operating activities
(Gain)/loss from write-off of property, plant and equipment		33
Depreciation of property, plant and equipment	94,355	52,212
Non-cash compensation expense	220,000	-
Income from equity method investee		(42,581)
Loss from equity method investee	13,629
Dividend received from investee		-
Effect of deferred taxes	739

Change in:
Accounts receivables	50,561	(68,293)
Other receivables, deposits and prepayments	28,561	(118,190)
Inventories	(215,683)	(148,981)
Accounts payable	185,239	(9,693)
Amounts due to stockholders	(1,233)
Customer deposits	(10,643)	863,337
Other payables and accrued expenses	(34,890)	(366,838)
Income tax payable	(1,540)
Other taxes payable	(19,009)	77,537

Net cash provided by/(used in) operating activities	346,710	470,788

Cash flows from investing activities

Acquisition of property, plant and equipment	(75,340)	(2,379)
Proceeds from disposal of long term investment	-	32,175
Cash dividend from cost method investee	202,114
Cash received from disposal of property, plant and equipment	-	-

Net cash used in investing activities	126,774	29,796

Cash flows from financing activities
Repayment to short term borrowings	-	-
(Repayments to)/advances from stockholders	-	(205,388)
Proceeds from issuances of common stock under Plan 2002		76,700

Net cash provided by financing activities	-	(128,688)

Effect of exchange rate changes	54,581	1,695

Net increase/(decrease) in cash and cash equivalents	528,065	373,591

Cash and cash equivalents at beginning of period	2,400,901	427,195

Cash and cash equivalents at end of period	$2,928,966	$800,786

Supplemental disclosure of cash flow information
Income tax paid	$1,619	-
Interest paid	$-	$-

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

On June 14, 2004, Forlink Technologies (Chengdu) Limited ("FTCD") was established as a limited liability company in Chengdu, PRC, and subsequently became a wholly owned subsidiary of FTHK in September 2004. FTCD’s main business is providing software outsourcing services and software development. The registered capital of FTCD is $5,000,000 and the fully paid up capital was $750,000 as of December 31, 2005. In April 2006, FTHK further invested $130,000 in FTCD. FTCD commenced operations in late 2005. The registered capital of FTCD was reduced to $200,000 in December 2007, which amount was fully paid as of December 2007.

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

On October 24, 2005, Forlink entered on a definitive agreement to acquire a 17.5% equity interest from China Liquid Chemical Exchange Company Limited (“CLCE”), a PRC limited liability company. Under the terms of the agreement, Forlink deployed the “For-online Electronic Trading System”, a proprietary, integrated software solution, to support CLCE’s operations, including, but not limited to, online trading, online billing and payment, user authentication and customer care, in exchange for the 17.5% equity interest. In early 2007, CLCE increased its share capital to $1,708,526 (RMB 13,000,000). As we did not subscribe to the new shares, our shareholding of CLCE as of March 31, 2008 has been diluted to 13.46%. CLCE commenced operations fully in early 2007.

On October 3, 2006, we entered into a Transfer of Right to Invest and Project Cooperation Agreement (“Statelink Agreement”) with, and acquired 22.73% registered capital in Guangxi Caexpo International Trade and Logistics Co., Ltd. (“Guangxi Caexpo”), a PRC limited liability company in the businesses of real estate development, advertising and computer distribution, from Statelink International Group, Ltd., a company incorporated in the British Virgin Islands (“Statelink”) for cash consideration of $2,557,545 (RMB 20,000,000) from BFHX and stock consideration of 13,000,000 shares of our restricted common stock. Thereafter, we also won a contract from Guangxi Caexpo to build an “Electronic Trade and Logistics Information Platform and Call Center” (the “Project”). On October 26, 2006, BFHX established Forlink Technologies (Guangxi) Limited (“FTGX”), a PRC limited liability company and wholly owned subsidiary, to carry out this contract. At the time of incorporation, BFHX injected RMB 20,000,000 (approximately US$2,557,545) as registered capital to FTGX. The Project was completed in the fourth quarter of 2007, with the relevant software deployed and the client has signed the initial inspection report. Although the Project has been completed, FTGX will continue to operate as a business.

On October 12, 2006, we invested $31,969 (RMB 250,000) in Wuxi Stainless Steel Exchange Co., Ltd. (“Wuxi Exchange”), a PRC limited liability company, for a 12.5% equity interest. In addition, we have agreed to deploy a proprietary, integrated software solution, at an estimated cost of RMB 1,000,000, to support Wuxi’s operations. The software was deployed in February 2007. On January 14, 2007, the Company entered into an agreement with a major shareholder of Wuxi to transfer 2.5% of the Company’s interest in Wuxi to the major shareholder for cash payment of RMB 500,000.

On April 29, 2007, Forlink invested, through BFHX, $138,158 (RMB 1,050,000) in Beijing GuoXin Forlink Internet Technologies Limited (“BGXF”), a privately held PRC company that operates a finance study website, for a 35% equity interest. The investment in BGXF is accounted for under the equity method of accounting due to Forlink’s significant influence over the operational and financial policies of BGXF. BGXF commenced operations on March 9, 2008.

On July 12, 2007, Forlink invested in the form of cash through FTGX, $1,063,830 (RMB 8,000,000) in Nanning Bulk Commodities Exchange Corporation Limited (“NNBCE”), a privately held PRC company, for an 80% equity interest, and thus NNBCE became a subsidiary of FTGX. NNBCE, which was established on April 29, 2007 and which commenced operations on March 28, 2008, is in the business of providing logistical e-commerce services.

On September 5, 2007, Forlink invested $465,425 (3,500,000 RMB), through NNBCE, in Guangxi Bulk Sugar & Ethanol Exchange Corporation Limited (“GBSEE”), a PRC limited liability company, established on September 12, 2007, for a 35% equity interest. On the same date, All China Logistics was entrusted as nominee owner of GBSEE to hold 20% of the fully paid up capital of GBSEE on behalf of NNBCE as the primary beneficiary. Upon the request of NNBCE, All China Logistics is required to transfer its ownership in GBSEE to NNBCE or its designees at any time for the amount of the fully paid up capital of GBSEE. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51” (“FIN 46R”), NNBCE is deemed to hold the primary beneficial interest of an approximately 55% equity interest in GBSEE. GBSEE was established to provide logistical e-commerce service, but it was dissolved on December 16, 2007 before the commencement of any operation. NNBCE received paybacks of its investment of $410,397 (3,000,000 RMB) in December 2007 and $66,211 (484,000 RMB) in February 2008, with a balance of $2,189 (16,000 RMB).

On March 20, 2008, Forlink invested $71,124 (500,000 RMB), through BFHX, in Shandong LongDong Peanut Internet Technologies Limited (“SLDP”), a PRC limited liability company, established on October 24, 2007, for a 5% equity interest. SLDP, which commenced operations in December 2007, is in the business of providing of providing primary products e-commerce services. The purpose of the investment is to gain cash dividends from SLDP.

Forlink, its subsidiaries, the VIE and the corporate joint venture (collectively referred to as the “Company”), are all operating companies. Set forth below is a diagram illustrating the Company’s corporate structure as of March 31, 2008:

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

The exchange rates used as of March 31, 2008 and December 31, 2007 are US$1:HK$7.82:RMB7.03, and US$1:HK$7.81:RMB7.32, respectively. The weighted average rates ruling for the periods ended March 31, 2008 and December 31, 2007 are US$1:HK$7.82:RMB7.04, and re US$1:HK$7.84:RMB7.60, respectively.

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

In the case of consulting and implementation services revenues, where VSOE is based on prices from stand-alone sale transactions, the revenues are recognized as services that are performed pursuant to paragraph 65 of SOP 97-2.

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

Remote hosting services, where VSOE is based upon consistent pricing charged to customers based on volumes and performance requirements on a stand-alone basis and substantive renewal terms, are recognized ratably over the contract term as the services are performed. The remote hosting arrangements generally require the Company to perform one-time set-up activities and include a one-time set-up fee. This one-time set-up fee is generally paid by the customer at contract execution. The Company has determined that these set-up activities do not constitute a separate unit of accounting, and accordingly, the related set-up fees are recognized protractedly over the term of the contract.

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

NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	March 31,	December 31,
	2008	2007

Other receivables	$348,633	$398,085
Deposits	139,402	73,275
Prepayments	13,835	59,071

	$501,870	$530,431

NOTE 4 - INVENTORIES

	March 31,	December 31,
	2008	2007
Computer hardware and software	$31,649	$29,765
Work-in-progress	682,390	468,591

	$714,039	$498,356

All the inventories were purchased for identified system integration contracts.

Work-in-progress includes payroll and other operating expenses associated with various contracts in progress.

NOTE 5 – RELATED PARTY

The Company has had and expects to have transactions in the ordinary course of business with many of its stockholders, directors, senior officers and other affiliates (and their associates) on substantially the same terms as those prevailing for comparable transactions with others.

Amounts due to a stockholder

The Company, from time to time, borrowed money from and made repayment to one major stockholder who is also a member of management of the Company. The amounts due to this stockholder do not bear any interest and do not have clearly defined terms of repayment.

As of March 31, 2008 and December 31, 2007, the amounts due to this stockholder were $324,018 and $325,251, respectively, representing advances from this stockholder for our working capital.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

	March 31,	December 31,
	2008	2007

Building	$221,741	$214,173
Computer and office equipment	1,295,581	1,188,353
Motor vehicles	205,859	170,999
	1,723,181	1,573,525
Less: Accumulated depreciation	(1,008,054)	(913,699)

	$715,127	659,826

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company. By a stockholders’ resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. In 2005, the title to the building was transferred to Forlink Technologies (Chengdu) Limited.

NOTE 7 - LONG TERM INVESTMENTS

	March 31,	December 31,
	2008	2007

Equity investments	$152,607	$353,776
Cost investments	4,677,974	4,559,168

	$4,830,581	4,912,944

In December 2003, the Company invested $760,870 in a privately held PRC company, All China Logistics Online Co., Ltd., for a 17.8% equity interest. The Company has recorded the investment at cost because it does not have the ability to exercise significant influence over the investee.

On October 24, 2005, the Company set up China Liquid Chemical Exchange Company Limited (“CLCE”), a limited liability company in PRC, and shares the risk and rewards up to the equity interest of 17.5%. The consideration is made in form of the Company-developed “For-Online Electronic Trading System” without any cash outflow. Therefore, the Company recorded the contribution of software at the lower of its carrying amount or fair value, and accounted for under the equity method under SOP 78-9. For the quarter ended March 31, 2008, our share of loss was 6,059 RMB and during the quarter we received dividends of 1,420,865 RMB from CLCE, which has been recorded in the accompanying financial statements.

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

On October 12, 2006, the Company entered into a definitive agreement to acquire 12.5% of registered capital in Wuxi Stainless Steel Exchange Co., Ltd. (“Wuxi”), a private held PRC company. In exchange for the 12.5% registered capital, the Company was to deploy a proprietary, integrated software solution (“software”), estimated at RMB 1,000,000, by reference to the similar products sold to third parties in 2006, to support Wuxi’s operations, plus RMB 250,000 cash payment to Wuxi. In 2006, the Company contributed cash of $31,969 (RMB 250,000), the software has been deployed to Wuxi in December 2006. The Company recorded the investment at cost because it does not have the ability to exercise significant influence over Wuxi. On January 14, 2007, the Company entered into a Share Transfer Agreement with a major shareholder of Wuxi to transfer 2.5% interest in Wuxi held by the Company to the major shareholder for a cash payment of RMB 500,000. After this transfer, the Company continues to hold 10% equity interest in Wuxi.

On April 29, 2007, the Company invested $138,158 in a privately held PRC company, Beijing GuoXin Forlink Internet Technologies Limited (“BGXF”), for a 35% equity interest. The Company’s investment was made through BFHX. The investment in BGXF is accounted for under the equity method of the accounting due to the Company’s significant influence over the operational and financial policies of BGXF. On March 9, 2008, BGXF commenced operations.

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

NOTE 8 – GOODWILL

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

Since December 31, 2003, the Company completed the annual impairment test at December 31 of each year. Based on the result of the first step of the test, the Company believes that there was no further impairment of goodwill as of December 31, 2003, 2004, 2005, 2006 and 2007.

NOTE 9 - OTHER PAYABLES AND ACCRUED EXPENSES

	March 31,	December 31,
	2008	2007

Other payables	$126,212	$161,846
Accrued salaries & wages	151,503	141,073
Other accrued expenses	768	447

	$278,483	$303,366

NOTE 10 - MINORITY INTEREST

The minority interest balance of $257,070 represents cash provided by minority shareholders of NNBCE.

NOTE 11 - INCOME TAX

According to the relevant PRC tax rules and regulations, FTCL and BFHX, recognized as New Technology Enterprises operating within a New and High Technology Development Zone, are entitled to an Enterprise Income Tax (“EIT”) rate of 15%.

Pursuant to approval documents dated September 23, 1999 and August 2, 2000, respectively, issued by the Beijing Tax Bureau and State Tax Bureau, FTCL was fully exempted from EIT for fiscal years 1999, 2000, 2001 and 2002. FTCL received a 50% EIT reduction at the rate of 7.5% for fiscal years 2003, 2004 and 2005. As of March 31, 2008, FTCL was entitled to an EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX was fully exempted from EIT for fiscal years 2004, 2005 and 2006. As of March 31, 2008, BFHX was entitled to an EIT rate of 7.5%.

Hong Kong profits tax is calculated at 17.5% on the estimated assessable profits of FTHK for the period. The EIT rates for FTCD, BFKT and NNBCE range from 9% to 33%. No provision for EIT and Hong Kong profits tax were made for FTCL, BFHX, FTCD, FTGX, NNBCE and FTHK as they have not gained taxable income for the periods.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48).  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. The Company classified all interest and penalties related to tax uncertainties as income tax expense. The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2008, the Company does not have any liability for uncertain tax positions. The adoption of FIN 48 did not have a material impact on the Company’s results operations, financial position or liquidity.

On March 16, 2007, the 5th Plenary Session of the 10th National People's Congress passed the Corporate Income Tax Law of the PRC ("the New Corporate Income Tax Law"), which will take effect on January 1, 2008. Beginning on that date, the EIT rate is expected to gradually increase to the standard rate of 25% over a five-year transition period. However, the New Corporate Income Tax Law does not specify how the existing preferential tax rate will gradually increase to the standard rate of 25%. Also, under the New Corporate Income Tax Law, certain high technology enterprises will continue to be entitled to a reduced tax rate of 15%. However, the implementation rules regarding the preferential tax policies (e.g. the details on how the taxpayer can qualify as a high-tech enterprise under the New Corporate Income Tax Law) have yet to be made public. Consequently, the Company is not able to make an estimate of the expected financial effect of the New Corporate Income Tax Law on its deferred tax assets and liabilities. The expected financial effect, if any, will be reflected in the Company's 2008 annual financial statements. The enactment of the New Corporate Income Tax Law is not expected to have any financial effect on the amounts accrued in the balance sheet in respect of current tax payable.

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

As part of the PRC government’s policy of encouraging software development in the PRC, companies that fulfill certain criteria set by the relevant authorities, and which develop their own software products and have the software products registered with the relevant authorities in the PRC, are entitled to a refund of VAT equivalent to the excess over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales). The excess portion of the VAT is refundable and is recorded by the Company on an accrual basis. The VAT rebate included in other income was $85,348 and $98,692 for the three months ended March 31, 2008 and 2007, respectively.

NOTE 13 – COMPREHENSIVE INCOME/(LOSS)

The components of comprehensive income/(loss) were as follows:

	Three Months Ended March 31,
	2008	2007

Net profit/(loss)	$256,624	$232,245
Foreign currency translation adjustment	264,970	18,226

Comprehensive income/(loss)	$519,447	$250,471

NOTE 14 - STOCK PLAN

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

The following table summarizes the activity on stock options under the 2002 Plan:

	Number of shares	Weighted average exercise price

Granted on September 7, 2004	3,315,000	$0.10
Exercised	(15,000)	($0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2004	3,300,000	$0.10
Exercised	(136,500)	($0.10)
Forfeited or Cancelled	(132,500)	($0.10)
Outstanding at December 31, 2005	3,031,000	$0.10
Exercised	0	$0.00
Forfeited or Cancelled	(1,734,000)	($0.10)
Outstanding at December 31, 2006	1,297,000	$0.10
Exercised	(897,000)	($0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2007	400,000	$0.10
Exercised	0 0	$0.00
Forfeited or Cancelled	0	$0.00
Outstanding at March 31, 2008	400,000	$0.00
Fully vested and exercisable at March 31, 2008	200,000	$0.10

On September 7, 2004, 3,315,000 options were granted to the Company’s employees to purchase the Company’s shares of common stock, $0.001 par value, at an exercise price of $0.10 per share. Of the 3,315,000 options, 800,000 options with a 5-year vesting period were granted to an employee, and 2,515,000 options with a 3-year vesting period were granted to selected employees. Of the 2,515,000 options with the 3-year vesting period, 2,385,000 options were to expire on December 30, 2006 (the “December 2006 Options”), while the remaining 130,000 options expired on June 30, 2007 (the “June 2007 Options”). The expiration date for 800,000 options with the 5-year vesting period is June 30, 2009 (the “June 2009 Options”). On September 7, 2004, January 1, 2005, January 1, 2006 and January 1, 2007, 854,500 (the “December 2006 Options”), 904,500, 1,156,000 (400,000 of “June 2009 Options”; 130,000 of “June 2007 Options”; and 626,000 of “December 2006 Options”) and 200,000 (the “June 2009 Options”) options were vested to employees respectively. The market price of the stock as of September 7, 2004 and January 1, 2005 was $0.10 per share. In December 2006, the Company extended the expiration date of the December 2006 Options by one month to the end of January 2007, but there was no additional compensation expense as the Company considered the amount was immaterial. On January 29, 2007, 367,000 options of the “December 2006 Options” and 400,000 of the “June 2009 options” were exercised. On July 6, 2007, 130,000 options of the “June 2007 Options” were exercised.

The following table summarizes the cumulative activities up to December 31, 2007 of the options issued under the 2002 Plan with different expiration dates:

	Granted	Exercised	Forfeited or Cancelled	Outstanding at March 31, 2008
December 2006 Options	2,385,000	518,500	1,866,500	0
June 2007 Options	130,000	130,000	0	0
June 2009 Options	800,000	400,000	0	400,000
	3,315,000	1,048,500	1,866,500	400,000

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

	The value of Options
	December 2006 Options	June 2007 Options	June 2009 Options

Risk-free interest rate	2.17%	2.28%	2.66%
Expected lives (in years)	1.167	1.417	2.417
Dividend yield	0%	0%	0%
Expected volatility	100%	100%	100%

NOTE 15 - CONCENTRATION OF CUSTOMERS

During the year, the following customers accounted for more than 10% of total sales:

	Three Months Ended March 31	Three Months Ended March 31
	2008	2007
Net sales derived from: - Customer A	1,324,298	611,116

- Customer B	*	382,800

- Customer C	*	*

% to total net sales from: - Customer A	80%	49%

- Customer B	*	31%

- Customer C	*	*

Account receivable from: - Customer A	330,078	897,250

- Customer B	376,103	*

- Customer C	236,383	*

% to total accounts receivable from: - Customer A	21%	45%

- Customer B	24%	*

- Customer C	15%	*

* less than 10%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in such forward looking statements are reasonable, the forward looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. We caution investors that any forward looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to compete as a company in a highly competitive market, and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward looking statements wherever they appear in this Form 10-Q. The Company's actual results could differ materially from those discussed here. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

In addition to our core business, we believe that there are opportunities for us to expand into new areas and to grow our business not only internally but also through acquisitions. During fiscal 2007, for example, we acquired equity stakes in three companies:

•
On April 29, 2007, we acquired 35% equity interest of Beijing GuoXin Forlink Internet Technologies Ltd. (“BGXF”), a privately held PRC Internet technology company, through our subsidiary Beijing Forlink Hua Xin Technology Co., Ltd (“BFHX”).

•
On July 12, 2007, we acquired 80% equity interest of Nanning Bulk Commodities Exchange Corporation Ltd. (“NNBCE”), a privately held PRC company, through Forlink Technologies (Guangxi) Ltd. (“FTGX”), the subsidiary of BFHX.

•
On September 12, 2007, we acquired 35% equity interest of Guangxi Bulk Sugar & Ethanol Exchange Corporation Ltd. (“GBSEE”), a newly established limited liability company in Nanning, PRC, through NNBCE. We are also beneficiary of the 20% equity interest in GBSEE being held by All China Logistics Online Co., Ltd., in which, in turn, we own 17.8% equity stake. GBSEE was established to provide logistical e-commerce services but the company was dissolved before it started its operations.

Recent Events

Two companies in which we hold equity stakes commenced operations during our first quarter of fiscal 2008:

•
BGXF, in which we hold 35% equity interest, commenced operations with a press conference on March 9, 2008 to announce the launch of its finance study website (http://www.formoney.com.cn) to the public; and

•	NNBCE, in which we hold 80% equity interest, commenced operations on March 28, 2008 by launching its logistical e-commerce services.

We also made a strategic investment during this period. On March 20, 2008, we invested $71,124 (500,000 RMB), through BFHX, in Shandong LongDong Peanut Internet Technologies Ltd. (“SLDP”), a PRC limited liability company established on October 24, 2007, for a 5% equity interest. SLDP is engaged in the business of providing e-commerce services to the agricultural industry, such as an Internet-based exchange platform for sellers and buyers of crops such as peanuts.

On December 24, 2007, our board of directors and the holders of a majority of our issued and outstanding capital stock adopted and approved resolutions to effect a one-for-twenty (1-for-20) reverse stock split of the Company’s outstanding shares of common stock (the “Reverse Split”). The Reverse Split became effective upon the filing of the Certificate of Amendment to our Articles of Incorporation. Immediately prior to the Reverse Split, the Company had 92,821,707 shares of common stock issued and outstanding. After giving effect to the Stock Split, the Company has approximately 4,641,085 shares of common stock issued and outstanding. The Company's common stock was quoted for trading on a post-split basis on the National Association of Securities Dealers Over-the-Counter Bulletin Board under the new trading symbol “FLSW” as of the open of the market on March 7, 2008.

Revenues

Our business includes Forlink’s “For-series” brand software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and “For-series” related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

	Three Months Ended March 31,
	2008	2007

Sales of For-series software	$1,371,646	$891,408
as a percentage of net sales	83%	72%

For-series related system integration	$286,186	$350,636
as a percentage of net sales	17%	28%

As indicated in the foregoing table, sales of For-series software increased by 54% to $1,371,646 in the first quarter of 2008 from $891,408 in the first quarter of 2007. For-series related system integration as a percentage of net sales decreased from 28% in the first quarter of 2007 to 17% in the same period of 2008. The change was mainly attributable to the Company’s strategy of increasing the sales of software solutions with higher profit margin than hardware integration.

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

General and administrative expenses include salaries and wages in management section, office expenses, and traveling expenses.

Taxes

According to the relevant PRC tax rules and regulations, FTCL and BFHX, both of which are recognized as New Technology Enterprises operating within a New and High Technology Development Zone, are entitled to an Enterprise Income Tax (“EIT”) rate of 15%.

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and the State Tax Bureau respectively, FTCL received full exemption from EIT for fiscal years 1999 through 2002, and a 50% EIT reduction at the rate of 7.5% for fiscal years 2003 through 2005. As of March, 31, 2008, FTCL was entitled to an EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX received full exemption from EIT for fiscal years 2004 through 2006. As of March 31, 2008, BFHX was entitled to an EIT rate of 7.5%.

Hong Kong profits tax is calculated at 17.5% on the estimated assessable profits of FTHK for the period. The EIT rates for FTCD and NNBCE range from 9% to 33%.

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

Exchange rates among US$, HK$ and RMB had minimal fluctuations during the periods presented. The rates ruling as of March 31, 2008 are US$1: HK$7.82: RMB7.03. The weighted average rates ruling for the three months ended March 31, 2008 are US$1: HK$7.82: RMB7.04.

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

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48).  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. We classified all interest and penalties related to tax uncertainties as income tax expense. Our liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2008, we do not have any liability for uncertain tax positions. The adoption of FIN 48 did not have a material impact on our results of operations, financial position or liquidity.

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

Consolidated Results of Operations

Net Sales

For the three-month period ended March 31, 2008, our revenue was $1,657,832, an increase of 33% from our revenue of $1,242,045 for the comparable period in 2007. The increase was mainly due to increased system integration revenue generated from sales of our e-commerce platform software such as For-eMarket 3.0.

Cost of Sales

Our cost of sales was $597,700 in the three-month period ended March 31, 2008, representing an increase of 219% against the comparable period in 2007. The increase was mainly due to an increase in cost of software, which was related to customizations to suit our clients’ individual needs.

Gross Profit

For the three-month period ended March 31, 2008, gross profit was $1,060,132, representing an increase of 0.5% against the comparable period in 2007. This increase was in line with our increased software sales for the quarter.

Operating Expenses

Total operating expenses were $823,153 in the three-month period ended March 31, 2008, representing a decrease of 10% against the comparable period in 2007. The overall decrease in operating expenses was attributable to decreases in both our research and development expenses and our general and administrative expenses during the period.

Selling expenses were $235,833 in the three-month periods ended March 31, 2008, representing an increase of 28% against the comparable period in 2007. This increase was primarily due to our increased advertising expenses and sales efforts to market our fast growing ASP (Application Service Provider) services “For-online,” our IT outsourcing services, as well as our EAI (Enterprise Application Integration) services “For-eMarket”, “ForCRM” and “ForOA”.

Research and development expenses were $145,462 in the three-month period ended March 31, 2008, representing a decrease of 47% against the comparable period in 2007. The decrease was due to our cost control measures, which reduced the transportation and traveling expenses for our R&D department.

General and administrative expenses were $441,858 in the three-month periods ended March 31, 2008, representing a decrease of 2% against the comparable period in 2007. The decrease was primarily due to our cost control efforts in office expenses. We strengthened our budget management throughout every department of the Company and we minimized the amount of unnecessary expenses.

Operating Profit (Loss)

We recorded an operating profit $236,979 for the three-month period ended March 31, 2008, representing an increase of 65% against the comparable period in 2007. The increase in operating profit for the first quarter of fiscal 2008 is linked to an increase in both system integration and software sales, and was also due to a decrease in our operating expenses.

Other Income

Our other income was $13,595 for the three-month period ended March 31, 2008, as compared to $43,064 for the comparable period in 2007. Our other income is mainly derived from a value added tax refund associated with our software sales. Software sales in China are subject to a 17% value added tax. However, companies that develop their own software and have the software registered are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software sales, then the excess portion of the value added tax is refundable to us upon our application to tax authority. This policy is effective until 2010.

Liquidity and Capital Resources

For the three-month period ended March 31, 2008, we recorded a net profit of $254,477, or basic and diluted profit of $0.05 per share, compared to a net profit of $232,245, or basic and diluted profit of $0.00 per share, for the same period of 2007. Our capital requirements are primarily working capital requirements related to costs of hardware for network solution projects and costs associated with the expansion of our business. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to our hardware vendors are due. However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements. We have historically financed our working capital and other financing requirements through careful management of our billing cycle and, to a limited extent, bank loans.

Our accounts receivable balance at March 31, 2008 was $1,568,136, as compared to $1,618,697 at the end of 2007.

Our inventory position at the end of the first quarter of 2008 was $714,039, as compared to $498,356 at the end of 2007. The increase was mainly due to the hardware required for the contract with Guangxi Caexpo to build an e-commerce platform.

We ended the first quarter of 2008 with a cash position of $2,928,966. We had a positive operating cash flow of $528,065, primarily due to our net profit and an increase in accounts payable.

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

Off-Balance Sheet Arrangements

As of March 31, 2008, we have not entered into any off-balance sheet arrangements with any individuals or entities.

Contractual Obligations

As of March 31, 2008 we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

Date	Rent Payment Due
April 1, 2008 to March 31, 2009	$324,223.60
April 1, 2009 to March 31, 2010	$43,868.05

Related Party Transactions

The Company, from time to time, received from or made repayments to one major stockholder who is also a member of the management of the Company. The amounts due from/to stockholders do not bear any interest and do not have clearly defined terms of repayment.

As of March 31, 2008 and December 31, 2007, the amounts due to stockholders were $324,018 and $325,251 respectively, representing advances from stockholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated our disclosure controls and procedures and internal control over financial reporting. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of March 31, 2008, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

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

CURRENCY EXCHANGE RATE RISK DUE TO FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN U.S. DOLLARS AND RENMINBI

The functional currency of our operations is Renminbi and our financial statements are expressed in U.S. dollars. As a result, we are subject to the effects of exchange rate fluctuations between these currencies. On January 1, 1994, a unitary exchange rate system was implemented in China and the official bank exchange rate for translation of Renminbi to U.S. dollars was set to US$1 to RMB8.28. However, in July 2005, the Chinese government announced that it would no longer peg its currency exclusively to US Dollar but instead would switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies determined by the People’s Bank of China. The exchange rate of RMB to US$ changed from RMB8.28 to RMB8.11 in late July 2005, and the exchange rate at March 31, 2008 is RMB7.03. Any future devaluation of the Renminbi against the U.S. dollars may have an adverse effect on our reported net income. As our operations are conducted in the PRC, substantially all our revenues, expenses, assets and liabilities are denominated in Renminbi. In general, our exposure to foreign exchange risks should be limited. However, the value in our shares may be affected by the foreign exchange rate between the U.S. dollar and the Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, a decline in the value of Renminbi could reduce the U.S. dollar equivalent of the value of the earnings from, and our investment in, our subsidiaries in the PRC; while an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce risks.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit No. 3.1 of the Form 10-QSB for the quarter ended March 31, 2000, and filed on May 13, 2000.)

3.2	Bylaws dated May 11, 2000. (Incorporated by reference to Exhibit No. 3.2 of the Form 10-QSB for the quarter ended March 31, 2000, and filed on May 13, 2000.)

3.3	Text of Amendment to Bylaws of Forlink Software Corporation, Inc. (Incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed on January 18, 2007)

10.1
Forlink Software Corporation, Inc. 2002 Stock Plan dated August 16, 2002. (Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8 (file no. 333-100645) filed October 21, 2002.)

10.2
Transfer of “Right to Invest” and Project Cooperation Agreement dated October 3, 2006, by and between the Company and Statelink International Group, Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (file no. 000-18731) filed October 10, 2006.)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORLINK SOFTWARE CORPORATION, INC.

Date: May 12, 2008	By:	/s/ Yi He
Yi He
Chief Executive Officer

Date: May 12, 2008	By:	/s/ Hongkeung Lam
Hongkeung Lam
Chief Financial and Accounting Officer