Form 10-Q
period 2008-06-30
FORLINK SOFTWARE CORP INC
filed 2008-08-08
CIK 866458

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to ________.

Commission File Number 0-18731

Forlink Software Corporation, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0438458 (I.R.S. employer identification number)

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

Number of shares of common stock outstanding as of August 7, 2008: 4,641,098

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
ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The information required by Item 1 commences on the next page.

Forlink Software Corporation, Inc.
Consolidated Balance Sheets

(Expressed in US Dollars)	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$2,091,644	$2,400,901
Accounts receivable	1,516,247	1,618,697
Other receivables, deposits and prepayments (Note 3)	573,703	530,431
Inventories (Note 4)	967,385	498,356
Deferred Taxes Assets	2,305	384

Total current assets	5,151,284	5,048,769

Property, plant and equipment (Note 6)	687,852	659,826
Long term investments (Note 7)	4,952,865	4,912,944
Goodwill (Note 8)	1,684,023	1,684,023

Total assets	$12,476,024	$12,305,562

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,684,843	$1,598,507
Amounts due to stockholders (Note 5)	379,795	325,251
Customer deposits	919,605	1,735,982
Other payables and accrued expenses (Note 9)	282,243	303,366
Income tax payable	0	1,540
Other tax payable	905,245	860,498
Deferred Taxes Debt	30,014	18,298

Total current liabilities	$4,201,745	$4,843,442

Commitments and contingencies

Minority interest (Note 10)	$232,448	$269,772

Stockholders’ equity
Common stock, par value $0.001 per share;
200,000,000 and 200,000,000 shares authorized;
4,956,098 and 99,121,707 shares issued and 4,641,098 and 92,821,707shares outstanding, respectively	$99,122	$99,122
Treasury stock	(163,800)	(163,800)
Additional paid-in capital	10,177,812	10,177,812
Accumulated losses	(3,093,425)	(3,517,749)
Accumulated other comprehensive income	1,022,122	596,963

Total stockholders’ equity	$8,041,831	$7,192,348

Total liabilities and stockholders’ equity	$12,476,024	$12,305,562

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.
Consolidated Statements of Operations
(unaudited)

(Expressed in US Dollars)

	Three Months ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales	1,336,067	2,233,785	2,993,899	3,475,830
Cost of sales	(221,774)	(1,201,170)	(819,474)	(1,388,441)

Gross profit	1,114,293	1,032,615	2,174,425	2,087,389

Selling expenses	(471,064)	(260,154)	(706,593)	(444,747)
Research and development expenses	(160,334)	(158,808)	(305,796)	(433,853)
General and administrative expenses	(598,104)	(638,956)	(1,039,962)	(1,089,079)

Total operating expenses	(1,229,502)	(1,057,918)	(2,052,655)	(1,967,679)

Operating profit/(loss)	(115,209)	(25,303)	121,770	119,710

Income from equity method investee	21,459	147,895	7,830	190,476
Income from cost method investee Interest income	242,946 4,428	1,691	242,946 9,274	3,278

Other income, net	55	18,520	13,634	61,584

Profit / (Loss) before tax	153,679	142,803	395,454	375,048

Income tax	(8,454)		(8,454)	-
Minority interest	(24,622)		(37,324)	-

Net profit/(loss)	169,847	142,803	424,324	375,048

Profit/(loss) per share	0.04	0.00	0.09	0.00

Weighted average common shares outstanding -basic and diluted	4,641,098	92,691,707	4,641,098	91,672,396

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.
Consolidated Statements of Cash Flows
Increase in Cash and Cash Equivalents
(unaudited)

(Expressed in US Dollars)	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net profit/(loss)	$424,324	$375,048
Adjustments to reconcile net profit/(loss) to
net cash provided by/(used in) operating activities
Minority interest	(37,324)
(Gain)/loss from write-off of property, plant and equipment		33
Depreciation of property, plant and equipment	122,621	104,885
Non-cash compensation expense	-	220,000
Income from equity method investee
Loss from equity method investee	(7,830)	(190,476)
Dividend received from investee	(242,946)	-
Effect of deferred taxes	8,622

Change in:
Accounts receivables	208,478	120,687
Other receivables, deposits and prepayments	(4,622)	(196,873)
Inventories	(458,856)	(225,303)
Accounts payable	(18,370)	233,837
Amounts due to stockholders	33,239
Customer deposits	(930,087)	(34,117)
Other payables and accrued expenses	(64,248)	(349,566)
Income tax payable	(1,641)
Other taxes payable	(11,617)	207,796

Net cash provided by/(used in) operating activities	(957,787)	265,951

Cash flows from investing activities
Purchase of long term investment		(138,158)
Acquisition of property, plant and equipment	(67,308)	(67,915)
Proceeds from disposal of long term investment	-	32,175
Dividend from investee	450,373	87,033

Net cash used in investing activities	383,065	(86,865)

Cash flows from financing activities
Repayment to short term borrowings	-	-
(Repayments to)/advances from stockholders	-	(173,250)
Proceeds from issuances of common stock under Plan 2002		76,700

Net cash provided by financing activities	-	(96,550)

Effect of exchange rate changes	265,945	58,734

Net increase/(decrease) in cash and cash equivalents	(309,257)	141,270

Cash and cash equivalents at beginning of period	2,400,901	427,195

Cash and cash equivalents at end of period	$2,091,644	$568,465

Supplemental disclosure of cash flow information
Income tax paid	$1,641	-
Interest paid	$-	$-

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

In August 2001, the Company acquired Beijing Slait Science & Technology Development Limited Co. (“SLAIT”) pursuant to a Plan of Reorganization dated January 11, 2001. The Company issued 59,430,000 shares of its common stock to SLAIT’s original beneficial owners in exchange for 100% of the outstanding equity of SLAIT. As a result of the share exchange, the former beneficial owners of SLAIT own approximately 70% of the issued and outstanding shares of the Company, and SLAIT became a wholly-owned subsidiary of the Company. The Company also agreed to transfer 1,085,000 Renminbi (“RMB”) (approximately US$131,039) to the former owners of SLAIT. A change in control occurred in which all but one of the officers and directors of the Company resigned and two former directors (also former owners) of SLAIT became officers and directors of the Company. SLAIT provided application system integration technology and specializes in large volume transaction processing software for networks such as mobile phone billing and band operation. Subsequent to the acquisition, the principal activities of SLAIT were gradually shifted to those of FTCL. On February 13, 2004, SLAIT was officially dissolved in accordance with relevant PRC regulations. FTCL is the major operating company of Forlink in China.

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

On October 24, 2005, Forlink entered on a definitive agreement to acquire a 17.5% equity interest from China Liquid Chemical Exchange Company Limited (“CLCE”), a PRC limited liability company. Under the terms of the agreement, Forlink deployed the “For-online Electronic Trading System”, a proprietary, integrated software solution, to support CLCE’s operations, including, but not limited to, online trading, online billing and payment, user authentication and customer care, in exchange for the 17.5% equity interest. In early 2007, CLCE increased its share capital to $1,708,526 (RMB 13,000,000). As we did not subscribe to the new shares, our shareholding of CLCE as of June 30, 2008 was diluted to 13.46%. CLCE commenced operations fully in early 2007.

On October 3, 2006, we entered into a Transfer of Right to Invest and Project Cooperation Agreement (“Statelink Agreement”) with, and acquired 22.73% registered capital in Guangxi Caexpo International Trade and Logistics Co., Ltd. (“Guangxi Caexpo”), a PRC limited liability company in the businesses of real estate development, advertising and computer distribution, from Statelink International Group, Ltd., a company incorporated in the British Virgin Islands (“Statelink”) for cash consideration of $2,557,545 (RMB 20,000,000) from BFHX and stock consideration of 13,000,000 shares of our restricted common stock. Thereafter, we also won a contract from Guangxi Caexpo to build an “Electronic Trade and Logistics Information Platform and Call Center” (the “Project”). On October 26, 2006, BFHX established Forlink Technologies (Guangxi) Limited (“FTGX”), a PRC limited liability company and wholly owned subsidiary, to carry out this contract. At the time of incorporation, BFHX injected RMB 20,000,000 (approximately US$2,557,545) as registered capital to FTGX. The Project was completed in the fourth quarter of 2007, with the relevant software deployed and the client has signed the initial inspection report. Although the Project has been completed, FTGX continues to operate as a business.

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

Forlink, its subsidiaries and the VIE (collectively referred to as the “Company”), are all operating companies. Set forth below is a diagram illustrating the Company’s corporate structure as of June 30, 2008:

Forlink Software Corporation, Inc. ("The Company")
100%
Forlink Technologies Co., Ltd ("FTCL")
100%
Beijing Forlink Hua Xin Technologies Co., Ltd ("BFHX")
100%
Forlink Technologies (Hong Kong) Ltd ("FTHK")
13.46%
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
20%
20%
Nanning Bulk Commodities Exchange Corporation Ltd ("NNBCE")
Ningbo Bulk Commodities Exchange Co., Ltd ("NBBCE")
Subsidiaries
Investments

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America that include the financial statements of Forlink and its subsidiaries and VIE, namely, FTCL, FTHK, BFHX, FTCD, FTGX, and NNBCE. All inter-company transactions and balances have been eliminated.

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

The exchange rates used as of June 30, 2008 and December 31, 2007 are US$1:HK$7.83:RMB6.87, and US$1:HK$7.81:RMB7.32, respectively. The weighted average rates ruling for the periods ended June 30, 2008 and June 30, 2007 are US$1:HK$7.83:RMB7.02, and US$1:HK$7.75:RMB7.69, respectively.

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

Revenue Recognition

The Company generally provides services under multiple element arrangements, which include software license fees, hardware and software sales, and the provision of system integration services including consulting, implementation, and software maintenance. The Company evaluates revenue recognition on a contract-by-contract basis as the terms of each arrangement vary. The evaluation of the contractual arrangements often requires judgments and estimates that affect the timing of revenue recognized in the statements of operations. Specifically, the Company may be required to make judgments about:

●	whether the fees associated with our products and services are fixed or determinable;
●	whether collection of our fees is reasonably assured;
●	whether professional services are essential to the functionality of the related software product;
●	whether we have the ability to make reasonably dependable estimates in the application of the percentage-of-completion method; and
●	whether we have verifiable objective evidence of fair value for our products and services.

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

Advertising costs

All advertising costs incurred in the promotion of the Company’s products and services are expensed as incurred. Advertising expenses were insignificant for the six months ended June 30, 2008 and 2007.

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

NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	June 30,	December 31,
	2008	2007

Other receivables	$357,682	$398,085
Deposits	179,563	73,275
Prepayments	36,458	59,071

	$573,703	$530,431

NOTE 4 - INVENTORIES

	June 30,	December 31,
	2008	2007

Computer hardware and software	$53,463	$29,765
Work-in-progress	913,922	468,591

	$967,385	$498,356

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

As of June 30, 2008 and December 31, 2007, the amounts due to this stockholder were $379,795 and $325,251, respectively, representing advances from this stockholder for our working capital.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

	June 30,	December 31,
	2008	2007

Building	$225,610	$214,173
Computer and office equipment	1,346,600	1,188,353
Motor vehicles	211,811	170,999
	1,784,021	1,573,525
Less: Accumulated depreciation	(1,096,169)	(913,699)

	$687,852	659,826

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company. By a stockholders’ resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. In 2005, the title to the building was transferred to Forlink Technologies (Chengdu) Limited.

NOTE 7 - LONG TERM INVESTMENTS

	June 30,	December 31,
	2008	2007

Equity investments	$207,517	$353,776
Cost investments	4,745,348	4,559,168

	$4,952,865	4,912,944

In December 2003, the Company invested $760,870 in a privately held PRC company, All China Logistics Online Co., Ltd., for a 17.8% equity interest. The Company has recorded the investment at cost because it does not have the ability to exercise significant influence over the investee.

On October 24, 2005, the Company set up China Liquid Chemical Exchange Company Limited (“CLCE”), a limited liability company in PRC, and shares the risk and rewards up to the equity interest of 17.5%. The consideration is made in form of the Company-developed “For-Online Electronic Trading System” without any cash outflow. Therefore, the Company recorded the contribution of software at the lower of its carrying amount or fair value, and accounted for under the equity method under SOP 78-9. For the quarter ended June 30, 2008, our share of loss was 1,653,363 RMB and during the quarter we received dividends of 1,673,200 RMB from CLCE, which has been recorded in the accompanying financial statements.

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

NOTE 9 - OTHER PAYABLES AND ACCRUED EXPENSES

	June 30,	December 31,
	2008	2007

Other payables	$120,789	$161,846
Accrued salaries & wages	161,007	141,073
Other accrued expenses	447	447

	$282,243	$303,366

NOTE 10 - MINORITY INTEREST

The minority interest balance of $232,448 represents cash provided by minority shareholders of NNBCE.

NOTE 11 - INCOME TAX

According to the relevant PRC tax rules and regulations, FTCL and BFHX, recognized as New Technology Enterprises operating within a New and High Technology Development Zone, are entitled to an Enterprise Income Tax (“EIT”) rate of 15%.

Pursuant to approval documents dated September 23, 1999 and August 2, 2000, respectively, issued by the Beijing Tax Bureau and State Tax Bureau, FTCL was fully exempted from EIT for fiscal years 1999, 2000, 2001 and 2002. FTCL received a 50% EIT reduction at the rate of 7.5% for fiscal years 2003, 2004 and 2005. As of June 30, 2008, FTCL was entitled to an EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX was fully exempted from EIT for fiscal years 2004, 2005 and 2006. As of June 30, 2008, BFHX was entitled to an EIT rate of 7.5%.

Hong Kong profits tax is calculated at 17.5% on the estimated assessable profits of FTHK for the period. The EIT rates for FTCD, BFKT and NNBCE range from 9% to 33%. No provision for EIT and Hong Kong profits tax were made for FTCL, BFHX, FTCD, FTGX, NNBCE and FTHK as they have not gained taxable income for the periods.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48).  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. The Company classified all interest and penalties related to tax uncertainties as income tax expense. The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2008, the Company does not have any liability for uncertain tax positions. The adoption of FIN 48 did not have a material impact on the Company’s results operations, financial position or liquidity.

On March 16, 2007, the 5th Plenary Session of the 10th National People's Congress passed the Corporate Income Tax Law of the PRC ("the New Corporate Income Tax Law"), which will take effect on January 1, 2008. Beginning on that date, the EIT rate is expected to gradually increase to the standard rate of 25% over a five-year transition period. However, the New Corporate Income Tax Law does not specify how the existing preferential tax rate will gradually increase to the standard rate of 25%. Also, under the New Corporate Income Tax Law, certain high technology enterprises will continue to be entitled to a reduced tax rate of 15%. The Company is presently making preparation to apply to qualify as a high technology enterprise under the New Corporate Income Tax Law. The expected financial effect, if any, will be reflected in the Company's 2008 annual financial statements. The enactment of the New Corporate Income Tax Law is not expected to have any financial effect on the amounts accrued in the balance sheet in respect of current tax payable.

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

As part of the PRC government’s policy of encouraging software development in the PRC, companies that fulfill certain criteria set by the relevant authorities, and which develop their own software products and have the software products registered with the relevant authorities in the PRC, are entitled to a refund of VAT equivalent to the excess over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales). The excess portion of the VAT is refundable and is recorded by the Company on an accrual basis. The VAT rebate included in other income was $0 and $17,272 for the three months ended June 30, 2008 and 2007, respectively.

NOTE 13 - COMPREHENSIVE INCOME/(LOSS)

The components of comprehensive income/(loss) were as follows:

	Three Months Ended June 30,
	2008	2007

Net profit/(loss)	$191,837	$142,803
Foreign currency translation adjustment	160,669	102,471

Comprehensive income/(loss)	$352,506	$245,274

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

The following table summarizes the activity on stock options under the 2002 Plan:

	Number of shares	Weighted average exercise price

Granted on September 7, 2004	3,315,000	$0.10
Exercised	(15,000)	($0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2004	3,300,000	$0.10
Exercised	(136,500)	($0.10)
Forfeited or Cancelled	(132,500)	($0.10)
Outstanding at December 31, 2005	3,031,000	$0.10
Exercised	0	$0.00
Forfeited or Cancelled	(1,734,000)	($0.10)
Outstanding at December 31, 2006	1,297,000	$0.10
Exercised	(897,000)	($0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2007	400,000	$0.10
Exercised	0	$0.00
Forfeited or Cancelled	0	$0.00
Outstanding at June 30, 2008	400,000	$0.00
Fully vested and exercisable at June 30, 2008	200,000	$0.10

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

The following table summarizes the cumulative activities up to June 30, 2008 of the options issued under the 2002 Plan with different expiration dates:

	Granted	Exercised	Forfeited or Cancelled	Outstanding at June 30, 2008
December 2006 Options	2,385,000	518,500	1,866,500	0
June 2007 Options	130,000	130,000	0	0
June 2009 Options	800,000	400,000	0	400,000
	3,315,000	1,048,500	1,866,500	400,000

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

	The value of Options
	December 2006 Options	June 2007 Options	June 2009 Options

Risk-free interest rate	2.17%	2.28%	2.66%
Expected lives (in years)	1.167	1.417	2.417
Dividend yield	0%	0%	0%
Expected volatility	100%	100%	100%

NOTE 15 - CONCENTRATION OF CUSTOMERS

During the year, the following customers accounted for more than 10% of total sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales derived from:
Customer A	*	590,162	1,345,938	1,201,278
Customer B	*	1,209,257	*	1,592,057
Customer C	*	*	*	*
Customer D	*	*	*	*
Customer E	1,236,467	*	1,330,769	*

% to total net sales from:
Customer A	*	26%	45%	35%
Customer B	*	54%	*	46%
Customer C	*	*	*	*
Customer D	*	*	*	*
Customer E	94%	*	44%	*

Account receivable from:
Customer A			213,793	861,491
Customer B			384,863	*
Customer C			630,010	573,687
Customer D			193,228	*
Customer E			*	*

% to total accounts receivable from:
Customer A			14%	47%
Customer B			25%	*
Customer C			42%	35%
Customer D			13%	*
Customer E			*	*

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
Revenues

Our business includes Forlink’s “For-series” brand software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and “For-series” related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

	Three Months Ended June 30,
	2008	2007

Sales of For-series software	$1,271,727	$131,895
as a percentage of net sales	95%	6%

For-series related system integration	$64,340	$2,101,890
as a percentage of net sales	5%	94%

As indicated in the foregoing table, sales of For-series software increased by 864% to $1,271,727 in the second quarter of 2008 from $131,895 in the comparable quarter of 2007. For-series related system integration as a percentage of net sales decreased from 94% in the comparable quarter of 2007 to 5% in the second quarter of 2008. The change was mainly attributable to the Company’s strategy of increasing the sales of software solutions with higher profit margin than hardware integration. The gross margins for the three months ended June 30, 2008 and 2007 were 83% and 46%, respectively

Generally, we offer our products and services to our customers on a total-solutions basis. Most of the contracts we undertake for our customers include revenue from hardware and software sales and professional services.

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

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and the State Tax Bureau respectively, FTCL received full exemption from EIT for fiscal years 1999 through 2002, and a 50% EIT reduction at the rate of 7.5% for fiscal years 2003 through 2005. As of June, 30, 2008, FTCL was entitled to an EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX received full exemption from EIT for fiscal years 2004 through 2006. As of June 30, 2008, BFHX was entitled to an EIT rate of 7.5%.

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

Exchange rates among US$, HK$ and RMB had minimal fluctuations during the periods presented. The rates ruling as of June 30, 2008 are US$1: HK$7.83: RMB6.87. The weighted average rates ruling for the three months ended June 30, 2008 are US$1: HK$7.83: RMB7.02.

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

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48).  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. We classified all interest and penalties related to tax uncertainties as income tax expense. Our liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2008, we do not have any liability for uncertain tax positions. The adoption of FIN 48 did not have a material impact on our results of operations, financial position or liquidity.

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

Consolidated Results of Operations for the Three Months Ended June 30, 2008 and 2007.

Net Sales

For the three-month period ended June 30, 2008, our revenue was $1,336,067, a decrease of 40% from our revenue of $2,233,785 for the comparable period in 2007. The decrease was mainly due to decreased hardware sales.

Cost of Sales

Our cost of sales was $221,774 in the three-month period ended June 30, 2008, representing a decrease of 85% against the comparable period in 2007. The decrease was mainly due to a decrease in hardware sales for the fiscal quarter.

Gross Profit

For the three-month period ended June 30, 2008, gross profit was $1,114,293, representing an increase of 8% against the comparable period in 2007. This increase was in line with an increase in software sales for the quarter, which has a higher gross profit ratio than hardware sales.

Operating Expenses

Total operating expenses were $1,229,502 in the three-month period ended June 30, 2008, representing an increase of 16% against the comparable period in 2007. The overall increase in operating expenses was mainly attributable to increases in selling expenses during the period.

Selling expenses were $471,064 in the three-month periods ended June 30, 2008, representing an increase of 81% against the comparable period in 2007. This increase was primarily due to our increased advertising expenses and sales efforts to market our fast growing ASP (Application Service Provider) services “For-online,” our IT outsourcing services, as well as our EAI (Enterprise Application Integration) services “For-eMarket”, “ForCRM” and “ForOA”.

Research and development expenses were $160,334 in the three-month period ended June 30, 2008, which was approximately the amount we spent on research and development for the comparable period in 2007.

General and administrative expenses were $598,104 in the three-month periods ended June 30, 2008, representing a decrease of 6% against the comparable period in 2007. The decrease was primarily due to our cost control efforts in office expenses. We strengthened our budget management throughout every department of the Company and we minimized the amount of unnecessary expenses.

Operating Profit (Loss)

We recorded an operating loss $115,209 for the three-month period ended June 30, 2008, representing a decrease of 355% against the comparable period in 2007. The decrease in operating profit for the second quarter of fiscal 2008 is attributable to a decrease in system integration.

Other Income

Our other income was $55 for the three-month period ended June 30, 2008, as compared to $18,520 for the comparable period in 2007. The decrease was due to a decrease in software product sales for the three-month period ended June 30, 2008. Our other income is mainly derived from a value added tax refund associated with our software product sales. Software sales in China are subject to a 17% value added tax. However, companies that develop their own software and have the software registered are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software product sales, then the excess portion of the value added tax is refundable to us upon our application to tax authority. This policy is effective until 2010.

Consolidated Results of Operations for the Six Months Ended June 30, 2008 and 2007.

Net Sales

For the six-month period ended June 30, 2008, our revenue was $2,993,899, a decrease of 14% from our revenue of $3,475,830 for the comparable period in 2007. The decrease was mainly due to decreased hardware sales.

Cost of Sales

Our cost of sales was $819,474 in the six-month period ended June 30, 2008, representing a decrease of 41% against the comparable period in 2007. The decrease was mainly due to a decrease in hardware sales during the period.

Gross Profit

For the six-month period ended June 30, 2008, gross profit was $2,174,425, representing an increase of 4% against the comparable period in 2007. This increase was in line with an increase in software sales for the period, which has a higher gross profit ratio than hardware sales.

Operating Expenses

Total operating expenses were $2,052,655 in the six-month period ended June 30, 2008, representing an increase of 4% against the comparable period in 2007. The overall increase in operating expenses was mainly attributable to increases in selling expenses during the period.

Selling expenses were $706,897 in the six-month periods ended June 30, 2008, representing an increase of 59% against the comparable period in 2007. This increase was primarily due to our increased advertising expenses and sales efforts to market our fast growing ASP (Application Service Provider) services “For-online,” our IT outsourcing services, as well as our EAI (Enterprise Application Integration) services “For-eMarket”, “ForCRM” and “ForOA”.

Research and development expenses were $305,796 in the six-month period ended June 30, 2008, representing a decrease of 30% against the comparable period in 2007. The decrease was due to our cost control measures, which reduced the transportation and traveling expenses for our R&D department.

General and administrative expenses were $1,039,962 in the six-month periods ended June 30, 2008, representing a decrease of 5% against the comparable period in 2007. The decrease was primarily due to our cost control efforts in office expenses. We strengthened our budget management throughout every department of the Company and we minimized the amount of unnecessary expenses.

Operating Profit (Loss)

We recorded an operating profit $121,770 for the six-month period ended June 30, 2008, representing an increase of 2% against the comparable period in 2007. The increase in operating profit for the first six months of fiscal 2008 is attributable to an increase in software sales.

Other Income

Our other income was $13,634 for the six-month period ended June 30, 2008, as compared to $61,584 for the comparable period in 2007. The decrease was due to a decrease in software product sales for the six-month period ended June 30, 2008. Our other income is mainly derived from a value added tax refund associated with our software product sales. Software sales in China are subject to a 17% value added tax. However, companies that develop their own software and have the software registered are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software product sales, then the excess portion of the value added tax is refundable to us upon our application to tax authority. This policy is effective until 2010.

Liquidity and Capital Resources

For the three-month period ended June 30, 2008, we recorded a net profit of $191,837, or basic and diluted profit of $0.04 per share, compared to a net profit of $142,803, or basic and diluted profit of $0.00 per share, for the same period of 2007. Our capital requirements are primarily working capital requirements related to costs of hardware for network solution projects and costs associated with the expansion of our business. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to our hardware vendors are due. However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements. We have historically financed our working capital and other financing requirements through careful management of our billing cycle and, to a limited extent, bank loans.

Our accounts receivable balance at June 30, 2008 was $1,516,247, as compared to $1,618,697 at December 31, 2007.

Our inventory position at the end of the second quarter of fiscal 2008 was $967,385, as compared to $498,356 at December 31, 2007. This increase was mainly due to an increase in the number of projects that were not completed at the end of the quarter and remain work-in-progress (WIP).

We ended the second quarter of fiscal 2008 with a cash position of $2,091,644. We had a negative operating cash flow of $957,787, primarily due to the following balance changes: an increase of approximate $459,000 in inventories and a decrease of approximate $930,000 in customer deposits. Management believes that these changes are temporary adjustments and should not have any negative effect. Additionally, the increase in inventories should have a positive impact on our future cash flow.

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

Off-Balance Sheet Arrangements
As of June 30, 2008, we have not entered into any off-balance sheet arrangements with any individuals or entities.

Contractual Obligations

As of June 30, 2008 we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

Date	Rent Payment Due
July 1, 2008 to June 30, 2009	$309,242
July 1, 2009 to June 30, 2010	$50,750

Related Party Transactions

The Company, from time to time, received from or made repayments to one major stockholder who is also a member of the management of the Company. The amounts due from/to stockholders do not bear any interest and do not have clearly defined terms of repayment.

As of June 30, 2008 and December 31, 2007 the amounts due to stockholders were $379,795 and $325,251 respectively, representing advances from stockholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated our disclosure controls and procedures and internal control over financial reporting. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of June 30, 2008, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FORLINK SOFTWARE CORPORATION, INC.

Date: August 8, 2008	By:	/s/ Yi He
Yi He Chief Executive Officer

Date: August 8, 2008	By:	/s/ Hongkeung Lam
Hongkeung Lam Chief Financial and Accounting Officer
Title