Form 10-Q
period 2008-09-30
FORLINK SOFTWARE CORP INC
filed 2008-11-07
CIK 866458

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to _____________.

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

Number of shares of common stock outstanding as of November 6, 2008: 4,651,098

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The information required by Item 1 commences on the next page.

Forlink Software Corporation, Inc.
Consolidated Balance Sheets

(Expressed in US Dollars)	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$1,520,282	$2,400,901
Accounts receivable	2,553,476	1,618,697
Other receivables, deposits and prepayments (Note 3)	637,372	530,431
Inventories (Note 4)	1,104,515	498,356
Deferred Taxes Assets	3,090	384

Total current assets	5,818,735	5,048,769

Property, plant and equipment (Note 6)	639,919	659,826
Long term investments (Note 7)	5,033,270	4,912,944
Goodwill (Note 8)	1,684,023	1,684,023

Total assets	$13,175,947	$12,305,562

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,728,000	$1,598,507
Amounts due to stockholders (Note 5)	235,813	325,251
Customer deposits	1,105,702	1,735,982
Other payables and accrued expenses (Note 9)	289,562	303,366
Income tax payable	244,369	1,540
Other tax payable	953,372	860,498
Deferred Taxes Debt	35,382	18,298

Total current liabilities	$4,592,200	$4,843,442

Commitments and contingencies

Minority interest (Note 10)	$215,150	$269,772

Stockholders’ equity
Common stock, par value $0.001 per share;
200,000,000 and 200,000,000 shares authorized;
4,966,098 and 99,121,707 shares issued and 4,651,098 and 92,821,707shares outstanding, respectively	$99,322	$99,122
Treasury stock	(163,800)	(163,800)
Additional paid-in capital	10,187,612	10,177,812
Accumulated losses	(2,773,388)	(3,517,749)
Accumulated other comprehensive income	1,059,579	596,963

Total stockholders’ equity	$8,409,325	$7,192,348

Total liabilities and stockholders’ equity	$13,175,947	$12,305,562

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.
Consolidated Statements of Operations
(unaudited)

(Expressed in US Dollars)

	Three Months ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	1,667,319	3,573,760	4,661,218	7,049,590
Cost of sales	(542,687)	(2,651,052)	(1,362,161)	(4,039,493)

Gross profit	1,124,632	922,708	3,299,057	3,010,097

Selling expenses	(255,746)	(226,602)	(962,643)	(671,349)
Research and development expenses	(115,972)	(143,000)	(421,768)	(576,853)
General and administrative expenses	(334,817)	(337,829)	(1,374,779)	(1,426,908)

Total operating expenses	(706,535)	(707,431)	(2,759,190)	(2,675,110)

Operating profit/(loss)	418,097	215,277	539,867	334,987

Income from equity method investee	57,826	147,272	65,656	337,748
Income from cost method investee	4,685		247,631
Interest income	3,854	28,523	13,128	31,801

Other income, net	23,992	34,727	37,626	96,311

Profit / (Loss) before tax	508,454	425,799	903,908	800,847

Income tax	(205,715)		(214,169)	-
Minority interest	(17,298)		(54,622)	-

Net profit/(loss)	320,037	425,799	744,361	800,847

Profit/(loss) per share	0.07	0.00	0.16	0.01

Weighted average common shares outstanding -basic and diluted	4,644,431	92,814,642	4,642,209	92,063,364

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.
Consolidated Statements of Cash Flows
Increase in Cash and Cash Equivalents
(unaudited)

(Expressed in US Dollars)	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net profit/(loss)	$744,361	$800,847
Adjustments to reconcile net profit/(loss) to
net cash provided by/(used in) operating activities
Minority interest	(54,622)
(Gain)/loss from write-off of property, plant and equipment		(3,321)
Depreciation of property, plant and equipment	188,991	160,200
Non-cash compensation expense	-	220,000
Income from equity method investee
Loss from equity method investee	(65,656)	(337,748)
Dividend received from investee	(247,631)	113,705
Effect of deferred taxes	13,098

Change in:
Accounts receivables	(819,132)	78,516
Other receivables, deposits and prepayments	(72,973)	(1,019,507)
Inventories	(570,554)	(431,364)
Accounts payable	15,289	2,099,367
Amounts due to stockholders	(112,675)
Customer deposits	(754,305)	(1,375,196)
Other payables and accrued expenses	(66,709)	(340,321)
Income tax payable	201,991
Other taxes payable	31,396	309,914

Net cash provided by/(used in) operating activities	(1,569,131)	275,092

Cash flows from investing activities
Purchase of long term investment		(237,892)
Acquisition of property, plant and equipment	(84,902)	(90,689)
Proceeds from disposal of long term investment	-	32,175
Dividend from investee	452,885	-

Net cash used in investing activities	367,983	(290,461)

Cash flows from financing activities
Repayment to short term borrowings	-	-
(Repayments to)/advances from stockholders	-	(52,005)
Proceeds from issuances of common stock under Plan 2002	200	89,700
Decrease in additional paid in capital	9,800	-
Capital contribution from minority interest	-	1,130,320

Net cash provided by financing activities	10,000	1,168,015

Effect of exchange rate changes	310,529	70,710

Net increase/(decrease) in cash and cash equivalents	(880,619)	1,223,356

Cash and cash equivalents at beginning of period	2,400,901	427,195

Cash and cash equivalents at end of period	$1,520,282	$1,650,551

Supplemental disclosure of cash flow information
Income tax paid	$1,666	-
Interest paid	$-	$-

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

On October 3, 2006, we entered into a Transfer of Right to Invest and Project Cooperation Agreement (“Statelink Agreement”) with, and acquired 22.73% registered capital in Guangxi Caexpo International Trade and Logistics Co., Ltd. (“Guangxi Caexpo”), a PRC limited liability company in the businesses of real estate development, advertising and computer distribution, from Statelink International Group, Ltd., a company incorporated in the British Virgin Islands (“Statelink”) for cash consideration of $2,557,545 (RMB 20,000,000) from BFHX and stock consideration of 13,000,000 shares of our restricted common stock. Thereafter, we also won a contract from Guangxi Caexpo to build an “Electronic Trade and Logistics Information Platform and Call Center” (the “Project”). On October 26, 2006, BFHX established Forlink Technologies (Guangxi) Limited (“FTGX”), a PRC limited liability company and wholly owned subsidiary, to carry out this contract. At the time of incorporation, BFHX injected RMB 20,000,000 (approximately US$2,557,545) as registered capital to FTGX. The Project was completed in the fourth quarter of 2007, with the relevant software deployed and the client has signed the initial inspection report. Although the Project has been completed, and FTGX continues to operate as a business.

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

Forlink has also made numerous long-term investments by taking minority interests in numerous PRC companies. For a description of these investments, please see Note 7 below.

Forlink, its subsidiaries and the VIE (collectively referred to as the “Company”), are all operating companies. Set forth below is a diagram illustrating the Company’s corporate structure as of September 30, 2008:

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

The exchange rates used as of September 30, 2008 and December 31, 2007 are US$1:HK$7.79:RMB6.83, and US$1:HK$7.81:RMB7.32, respectively. The weighted average rates ruling for the periods ended September 30, 2008 and September 30, 2007 are US$1:HK$7.82:RMB6.91, and US$1:HK$7.75:RMB7.57, respectively.

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

The PRC subsidiaries conduct their businesses substantially in the PRC, and their financial performances and positions are measured in terms of RMB. Any devaluation of the RMB against the USD would consequently have an adverse effect on the financial performance and asset values of the Company when measured in terms of USD. The PRC subsidiaries’ products are primarily procured, sold and delivered in the PRC for RMB. Thus, their revenues and profits are predominantly denominated in RMB. Should the RMB devalue against USD, such devaluation could have a material adverse effect on the Company’s profits and the foreign currency equivalent of such profits repatriated by the PRC entities to the Company.

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

Fair Values of Financial Instruments

The carrying amounts of financial instruments (cash and cash equivalents, investments, accounts receivable and accounts payable) approximate their fair values as of September 30, 2008 and December 31, 2007 because of the relatively short-term maturity of these instruments.

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

Revenue Recognition

The Company generally provides services under multiple-element arrangements, which include software license fees, hardware and software sales, and the provision of system integration services including consulting, implementation, and software maintenance. The Company evaluates revenue recognition on a contract-by-contract basis as the terms of each arrangement vary. The evaluation of the contractual arrangements often requires judgments and estimates that affect the timing of revenue recognized in the statements of operations. Specifically, the Company may be required to make judgments about:

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

The Company applies EITF 00-3, “Application of AICPA Statement of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” to the hosting services arrangements on a contract-by-contract basis. If the Company determines that the customer does not have the contractual right to take possession of the Company’s software at any time during the hosting period without significant penalty, SOP 97-2 would not apply to these contracts in accordance with EITF 00-3. Accordingly, these contracts would be accounted for pursuant to SAP 104.

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

Advertising costs

All advertising costs incurred in the promotion of the Company’s products and services are expensed as incurred. Advertising expenses were insignificant for the nine months ended September 30, 2008 and 2007.

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

NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	September 30,	December 31,
	2008	2007

Other receivables	$421,193	$398,085
Deposits	190,217	73,275
Prepayments	25,962	59,071

	$637,372	$530,431

Other receivables represent mainly employee advances for traveling and other advances held by branch employees in various locations for selling expenses such as promotion events.

NOTE 4 - INVENTORIES

	September 30,	December 31,
	2008	2007

Computer hardware and software	$83,575	$29,765
Work-in-progress	1,020,940	468,591

	$1,104,515	$498,356

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

As of September 30, 2008 and December 31, 2007, the amounts due to this stockholder were $235,813 and $325,251, respectively, representing advances from this stockholder for our working capital.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

	September 30,	December 31,
	2008	2007

Building	$229,474	$214,173
Computer and office equipment	1,366,586	1,188,353
Motor vehicles	211,828	170,999
	1,807,888	1,573,525
Less: Accumulated depreciation	(1,167,969)	(913,699)

	$639,919	659,826

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company. By a stockholders’ resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. In 2005, the title to the building was transferred to Forlink Technologies (Chengdu) Limited.

NOTE 7 - LONG TERM INVESTMENTS

	September 30,	December 31,
	2008	2007

Equity investments	$267,078	$353,776
Cost investments	4,766,192	4,559,168

	$5,033,270	4,912,944

In December 2003, the Company invested $760,870 in a privately held PRC company, All China Logistics Online Co., Ltd., for a 17.8% equity interest. The Company has recorded the investment at cost because it does not have the ability to exercise significant influence over the investee.

On October 24, 2005, the Company set up China Liquid Chemical Exchange Company Limited (“CLCE”), a limited liability company in PRC, and shares the risk and rewards up to the equity interest of 17.5%. The consideration is made in form of the Company-developed “For-Online Electronic Trading System” without any cash outflow. Therefore, the Company recorded the contribution of software at the lower of its carrying amount or fair value, and accounted for under the equity method under SOP 78-9. For the quarter ended September 30, 2008, our share of profit was 469,336 RMB from CLCE, which has been recorded in the accompanying financial statements.

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

NOTE 9 - OTHER PAYABLES AND ACCRUED EXPENSES

	September 30,	December 31,
	2008	2007

Other payables	$121,841	$161,846
Accrued salaries & wages	167,721	141,073
Other accrued expenses	-	447

	$289,562	$303,366

Other payables represent mainly pending employee reimbursements and rent payable for offices in various locations.

NOTE 10 - MINORITY INTEREST

The minority interest balance of $215,150 represents cash provided by minority shareholders of NNBCE.

NOTE 11 - INCOME TAX

According to the relevant PRC tax rules and regulations, FTCL and BFHX, recognized as New Technology Enterprises operating within a New and High Technology Development Zone, are entitled to an Enterprise Income Tax (“EIT”) rate of 15%.

Pursuant to approval documents dated September 23, 1999 and August 2, 2000, respectively, issued by the Beijing Tax Bureau and State Tax Bureau, FTCL was fully exempted from EIT for fiscal years 1999, 2000, 2001 and 2002. FTCL received a 50% EIT reduction at the rate of 7.5% for fiscal years 2003, 2004 and 2005. As of September 30, 2008, FTCL was entitled to an EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX was fully exempted from EIT for fiscal years 2004, 2005 and 2006. As of September 30, 2008, BFHX was entitled to an EIT rate of 7.5%.

Hong Kong profits tax is calculated at 17.5% on the estimated assessable profits of FTHK for the period. The EIT rates for FTCD, BFKT and NNBCE range from 9% to 33%. No provision for EIT and Hong Kong profits tax were made for FTCL, BFHX, FTCD, FTGX, NNBCE and FTHK as they have not gained taxable income for the periods.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48).  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. The Company classified all interest and penalties related to tax uncertainties as income tax expense. The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2008, the Company does not have any liability for uncertain tax positions. The adoption of FIN 48 did not have a material impact on the Company’s results operations, financial position or liquidity.

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

As part of the PRC government’s policy of encouraging software development in the PRC, companies that fulfill certain criteria set by the relevant authorities, and which develop their own software products and have the software products registered with the relevant authorities in the PRC, are entitled to a refund of VAT equivalent to the excess over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales). The excess portion of the VAT is refundable and is recorded by the Company on an accrual basis. The VAT rebate included in other income was $23,992 and $34,727 for the three months ended September 30, 2008 and 2007, respectively.

NOTE 13 – COMPREHENSIVE INCOME/(LOSS)

The components of comprehensive income/(loss) were as follows:

	Three Months Ended September 30,
	2008	2007

Net profit/(loss)	$320,037	$425,799
Foreign currency translation	37,457	53,706

Comprehensive income/(loss)	$357,494	$479,505

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

The following table summarizes the activity on stock options under the 2002 Plan:

	Number of shares	Weighted average exercise price

Granted on September 7, 2004	3,315,000	$0.10
Exercised	(15,000)	$(0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2004	3,300,000	$0.10
Exercised	(136,500)	$(0.10)
Forfeited or Cancelled	(132,500)	$(0.10)
Outstanding at December 31, 2005	3,031,000	$0.10
Exercised	0	$0.00
Forfeited or Cancelled	(1,734,000)	$(0.10)
Outstanding at December 31, 2006	1,297,000	$0.10
Exercised	(897,000)	$(0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2007	400,000	$0.10
Exercised	200,000 0	$0.00
Forfeited or Cancelled	0	$0.00
Outstanding at September 30, 2008	200,000	$0.00
Fully vested and exercisable at September 30, 2008	200,000	$0.10

On September 7, 2004, 3,315,000 options were granted to the Company’s employees to purchase the Company’s shares of common stock, $0.001 par value, at an exercise price of $0.10 per share. Of the 3,315,000 options, 800,000 options with a 5-year vesting period were granted to an employee, and 2,515,000 options with a 3-year vesting period were granted to selected employees. Of the 2,515,000 options with the 3-year vesting period, 2,385,000 options expired on December 30, 2006 (the “December 2006 Options”), while the remaining 130,000 options expired on June 30, 2007 (the “June 2007 Options”). The expiration date for 800,000 options with the 5-year vesting period is June 30, 2009 (the “June 2009 Options”). On September 7, 2004, 854,500 December 2006 Options were vested, and on January 1, 2005, 904,500 December 2006 Options were further vested. On January 1, 2006, 1,156,000 options (including 400,000 June 2009 Options, 130,000 June 2007 Options and 626,000 December 2006 Options) were vested. On January 1, 2007, 200,000 June 2009 Options were vested. The market price of the Company’s common stock as of September 7, 2004 and January 1, 2005 was $0.10 per share. In December 2006, the Company extended the expiration date of the December 2006 Options by one month to the end of January 2007, but there was no additional compensation expense as the Company considered the amount was immaterial. On January 29, 2007, 367,000 December 2006 Options and 400,000 June 2009 options were exercised. On July 6, 2007, 130,000 June 2007 Options were exercised.

The following table summarizes the cumulative activities up to September 30, 2008 of the options issued under the 2002 Plan with different expiration dates:

	Granted	Exercised	Forfeited or Cancelled	Outstanding at September 30, 2008
December 2006 Options	2,385,000	518,500	1,866,500	0
June 2007 Options	130,000	130,000	0	0
June 2009 Options	800,000	200,000	0	200,000
	3,315,000	1,248,500	1,866,500	200,000

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

	The value of Options
	December 2006 Options	June 2007 Options	June 2009 Options

Risk-free interest rate	2.17%	2.28%	2.66%
Expected lives (in years)	1.167	1.417	2.417
Dividend yield	0%	0%	0%
Expected volatility	100%	100%	100%

NOTE 15 - CONCENTRATION OF CUSTOMERS

During the year, the following customers accounted for more than 10% of total sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales derived from:
Customer A	1,000,242	1,146,336	2,319,379	2,347,614
Customer B	*	2,250,412	*	3,842,469
Customer C	*	*	*	*
Customer D	*	*	*	*
Customer E	271,594	*	1,595,085	*

% to total net sales from:
Customer A	60%	32%	50%	33%
Customer B	*	63%	*	55%
Customer C	*	*	*	*
Customer D	*	*	*	*
Customer E	16%	*	34%	*

Account receivable from:
Customer A			1,129,182	790,099
Customer B			387,009	*
Customer C			490,241	624,225
Customer D			*	*
Customer E			108,681	*

% to total accounts receivable from:
Customer A			47%	45%
Customer B			16%	*
Customer C			20%	36%
Customer D			*	*
Customer E			5%	*

* less than 10%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Revenues

Our business includes Forlink’s “For-series” brand software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and “For-series” related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

	Three Months Ended September 30,
	2008	2007

Sales of For-series software	$1,616,382	$1,617
as a percentage of net sales	97%	0%

For-series related system integration	$50,937	$3,572,143
as a percentage of net sales	3%	100%

As indicated in the foregoing table, sales of For-series software increased by 998% to $1,616,382 in the third quarter of 2008 from $1,617 in the comparable quarter of 2007. For-series related system integration as a percentage of net sales decreased from 100% in the comparable quarter of 2007 to 3% in the third quarter of 2008. The change was mainly attributable to the Company’s strategy of increasing the sales of software solutions with higher profit margin than hardware integration. The gross margins for the three months ended September 30, 2008 and 2007 were 67% and 26%, respectively

Generally, we offer our products and services to our customers on a total-solutions basis. Most of the contracts we undertake for our customers include revenue from hardware and software sales and professional services.

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

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and the State Tax Bureau respectively, FTCL received full exemption from EIT for fiscal years 1999 through 2002, and a 50% EIT reduction at the rate of 7.5% for fiscal years 2003 through 2005. As of September, 30, 2008, FTCL was entitled to an EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX received full exemption from EIT for fiscal years 2004 through 2006. As of September 30, 2008, BFHX was entitled to an EIT rate of 7.5%.

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

Exchange rates among US$, HK$ and RMB had minimal fluctuations during the periods presented. The rates ruling as of September 30, 2008 are US$1: HK$7.80: RMB6.83. The weighted average rates ruling for the three months ended September 30, 2008 are US$1: HK$7.82: RMB6.84.

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

Revenue Recognition

We generally provide services under multiple-element arrangements, which include software license fees, hardware and software sales, provision of system integration services including consulting, implementation, and software maintenance. We evaluate revenue recognition on a contract-by-contract basis as the terms of each arrangement vary. The evaluation of the contractual arrangements often requires judgments and estimates that affect the timing of revenue recognized in the statements of operations. Specifically, we may be required to make judgments about:

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

We apply EITF 00-3, “Application of AICPA Statement of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” to the hosting services arrangements on a contract-by-contract basis. If we determine that the customer does not have the contractual right to take possession of our software at any time during the hosting period without significant penalty, SOP 97-2 does not apply to these contracts in accordance with EITF 00-3. Accordingly, these contracts would be accounted for pursuant to SAB 104.

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

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48).  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. We classified all interest and penalties related to tax uncertainties as income tax expense. Our liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2008, we do not have any liability for uncertain tax positions. The adoption of FIN 48 did not have a material impact on our results of operations, financial position or liquidity.

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

Consolidated Results of Operations for the Three Months Ended September 30, 2008 and 2007.

Net Sales

For the three-month period ended September 30, 2008, our revenue was $1,667,319, a decrease of 53% from our revenue of $3,573,760 for the comparable period in 2007. The decrease was mainly due to decreased hardware sales.

Cost of Sales

Our cost of sales was $542,687 in the three-month period ended September 30, 2008, representing a decrease of 80% against the comparable period in 2007. The decrease was mainly due to a decrease in hardware sales.

Gross Profit

For the three-month period ended September 30, 2008, gross profit was $1,124,632, representing an increase of 22% against the comparable period in 2007. This increase was in line with an increase in software service sales, which has a higher gross profit ratio than hardware sales.

Operating Expenses

Total operating expenses were $706,535 in the three-month period ended September 30, 2008, which was approximately the amount we spent for the comparable period in 2007

Selling expenses were $255,746 in the three-month periods ended September 30, 2008, representing an increase of 13% against the comparable period in 2007. This increase was primarily due to our increased advertising expenses and sales efforts to market our fast growing ASP (Application Service Provider) services “For-online,” our IT outsourcing services, as well as our EAI (Enterprise Application Integration) services “For-eMarket”, “ForCRM” and “ForOA”.

Research and development expenses were $115,972 in the three-month period ended September 30, 2008, representing a decrease of 19% against the comparable period in 2007. The decrease was mainly attributable to our cost control efforts on transportation and traveling expenses for our R&D department.

General and administrative expenses were $334,817 in the three-month period ended September 30, 2008, which was approximately the amount we spent for the comparable period in 2007.

Operating Profit (Loss)

We recorded an operating profit $418,097 for the three-month period ended September 30, 2008, representing an increase of 94% against the comparable period in 2007. The increase in operating profit for the third quarter of fiscal 2008 is attributable to an increase in software sales, which has a higher margin ratio than system integration sales.

Other Income

Our other income was $23,992 for the three-month period ended September 30, 2008, as compared to $34,727 for the comparable period in 2007. The decrease was due to a decrease in software product sales for the three-month period ended September 30, 2008. Our other income is mainly derived from a value added tax refund associated with our software product sales. Software product sales in China are subject to a 17% value added tax. However, companies that develop their own software and have the software registered are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software product sales, then the excess portion of the value added tax is refundable to us upon our application to tax authority. This policy is effective until 2010.

Consolidated Results of Operations for the Nine Months Ended September 30, 2008 and 2007.

Net Sales

For the nine-month period ended September 30, 2008, our revenue was $4,661,218, a decrease of 34% from our revenue of $7,049,590 for the comparable period in 2007. The decrease was mainly due to decreased hardware sales.

Cost of Sales

Our cost of sales was $1,362,161 in the nine-month period ended September 30, 2008, representing a decrease of 66% against the comparable period in 2007. The decrease was mainly due to a decrease in hardware sales.

Gross Profit

For the nine-month period ended September 30, 2008, gross profit was $3,299,057, representing an increase of 10% against the comparable period in 2007. This increase was in line with an increase in software service sales, which has a higher gross profit ratio than hardware sales.

Operating Expenses

Total operating expenses were $2,759,190 in the nine-month period ended September 30, 2008, representing an increase of 3% against the comparable period in 2007. The overall increase in operating expenses was mainly attributable to increases in selling expenses during the period.

Selling expenses were $962,643 in the nine-month period ended September 30, 2008, representing an increase of 43% against the comparable period in 2007. This increase was primarily due to our increased sales efforts to market our fast growing ASP (Application Service Provider) services “For-online,” our IT outsourcing services, as well as our EAI (Enterprise Application Integration) services “For-eMarket”, “ForCRM” and “ForOA”.

Research and development expenses were $421,768 in the nine-month period ended September 30, 2008, representing a decrease of 27% against the comparable period in 2007. The decrease was due to our cost control measures, which reduced the transportation and traveling expenses for our R&D department.

General and administrative expenses were $1,374,779 in the nine-month periods ended September 30, 2008, representing a decrease of 4% against the comparable period in 2007. The decrease was primarily due to our cost control efforts in office expenses. We strengthened our budget management throughout every department of the Company and we minimized the amount of unnecessary expenses.

Operating Profit (Loss)

We recorded an operating profit $539,867 for the nine-month period ended September 30, 2008, representing an increase of 61% against the comparable period in 2007. The increase in operating profit for the first three quarters of fiscal 2008 is attributable to an increase in software sales.

Other Income

Our other income was $37,626 for the nine-month period ended September 30, 2008, as compared to $96,311 for the comparable period in 2007. The decrease was due to a decrease in software product sales for the nine-month period ended September 30, 2008. Our other income is mainly derived from a value added tax refund associated with our software product sales. Software sales in China are subject to a 17% value added tax. However, companies that develop their own software and have the software registered are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software product sales, then the excess portion of the value added tax is refundable to us upon our application to tax authority. This policy is effective until 2010.

Liquidity and Capital Resources

For the three-month period ended September 30, 2008, we recorded a net profit of $320,037, or basic and diluted profit of $0.07 per share, compared to a net profit of $425,799, or basic and diluted profit of $0.00 per share, for the same period of 2007. Our capital requirements are primarily working capital requirements related to costs of hardware for network solution projects and costs associated with the expansion of our business. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to our hardware vendors are due. However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements. We have historically financed our working capital and other financing requirements through careful management of our billing cycle and, to a limited extent, bank loans.

Our accounts receivable balance at September 30, 2008 was $2,553,476, as compared to $1,618,697 at December 31, 2007.

Our inventory position at the end of the third quarter of fiscal 2008 was $1,104,515, as compared to $498,356 at December 31, 2007. This increase was mainly due to an increase in the number of projects that were not completed at September 30, 2008 and remain work-in-progress (WIP).

We ended the third quarter of fiscal 2008 with a cash position of $1,520,282. We had a negative operating cash flow of $880,619, primarily due to the following balance changes: an increase of approximate $570,554 in inventories and a decrease of approximate $754,305 in customer deposits. Management believes that these changes are temporary adjustments and should not have any negative effect. Additionally, the increase in inventories should have a positive impact on our future cash flow.

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

Off-Balance Sheet Arrangements

As of September 30, 2008, we have not entered into any off-balance sheet arrangements with any individuals or entities.

Contractual Obligations

As of September 30, 2008 we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

Date	Rent Payment Due

October 1, 2008 to September 30, 2009	$238,275
October 1, 2009 to September 30, 2010	$52,519

Related Party Transactions

The Company, from time to time, received from or made repayments to one major stockholder who is also a member of the management of the Company. The amounts due from/to the stockholder do not bear any interest and do not have clearly defined terms of repayment.

As of September 30, 2008 and December 31, 2007 the amounts due to the stockholder were $235,813 and $325,251 respectively, representing advances from the stockholder.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated our disclosure controls and procedures and internal control over financial reporting. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of September 30, 2008, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation. (Incorporated by reference to Exhibit No. 3.1 of the Form 10-QSB for the quarter ended March 31, 2000, and filed on May 15, 2000.)

3.2	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State (filed herewith).

3.3	Bylaws dated May 11, 2000. (Incorporated by reference to Exhibit No. 3.2 of the Form 10-QSB for the quarter ended March 31, 2000, and filed on May 15, 2000.)

3.4	Text of Amendment to Bylaws of Forlink Software Corporation, Inc. (Incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed on January 18, 2007)

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

FORLINK SOFTWARE CORPORATION, INC.

Date:	November 7, 2008	By:	/s/ Yi He
Yi He
Chief Executive Officer

Date:	November7, 2008	By:	/s/ Hongkeung Lam
Hongkeung Lam
Chief Financial and Accounting Officer