Form 10-K
period 2008-12-31
FORLINK SOFTWARE CORP INC
filed 2009-03-30
CIK 866458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Title of Class
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2008 was approximately $6,404,715. The per share stock price for computational purposes was $1.38, based on the closing sale price per share for the registrant's common stock as reported on the OTC Bulletin Board on such date.  This value is not intended to be a representation as to the value or worth of the registrant's common stock.  The number of non-affiliates of the registrant has been calculated by subtracting the number of shares held by persons affiliated with the registrant from the number of outstanding shares.

The number of shares of the registrant's common stock, $.001 par value, outstanding on March 14, 2009 was 4,651,173 shares.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2008

CAUTIONARY NOTES REGARDING
FORWARD LOOKING INFORMATION

Readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements.  Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially for those indicated by the forward-looking statements.  Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties.  Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or board of directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

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

PART I

Item 1.	Business.

Overview

Forlink Software Corporation, Inc. (the "Company" or the "Registrant" or "Forlink" or "we" or "us") is in the business of providing e-business application solutions and IT outsourcing services in the People’s Republic of China (“PRC” or “China”).  Through our subsidiaries, we offer our clients business information management consulting and planning, application software design, agency and integrated application services for the third party’s software and other online application services.  We also offer the “For”-series of software products. Our clients are mainly in the telecom and logistics industries, as well as government agencies. We have also invested in companies in logistics, finance and information technology (IT) industries. The application platforms used by these companies are supported by our integrated application systems, software and IT outsourcing services. Our headquarters are located in Beijing, with branch offices in Chengdu, Nanning, Shanghai and Guangzhou. We also have a research and development (“R&D”) center located in Chengdu.

Company Organization and History

We are a Nevada corporation which was originally incorporated on January 7, 1986 as "Why Not?, Inc." under the laws of the State of Utah and subsequently reorganized under the laws of Nevada on December 30, 1993.  From 1996 until 1999, the Company continued as an unfunded venture in search of a suitable business acquisition or business combination.

On November 3, 1999, we entered into a Plan of Reorganization with Beijing Forlink Software Technology Co., Ltd., (hereinafter "BFSTC"), a limited liability company organized under the laws of the PRC, under the terms of which BFSTC gained control of the Company.  Pursuant to the Plan of Reorganization, we acquired 100% of the registered and fully paid-up capital of BFSTC in exchange for 20,000,000 shares of the Company's authorized, but unissued, common stock.  BFSTC is engaged in the provision of computer software consultancy and engineering services and the development and sale of computer software in the PRC.  As a part of its computer consultancy and engineering services, BFSTC is also engaged in the sale of computer hardware.  In June 2001, BFSTC changed its name to Forlink Technologies Co. Ltd. (“FTCL”). FTCL is our major operating subsidiary in China.

In August 2001, we acquired Beijing Slait Science & Technology Development Limited Co. (“SLAIT”) pursuant to a Plan of Reorganization dated January 11, 2001.  We issued 59,430,000 shares of our common stock to SLAIT’s original owners in exchange for 100% of the outstanding equity of SLAIT.  As a result of the share exchange, the former owners of SLAIT own approximately 70% of the issued and outstanding shares of the Company, and SLAIT became a wholly-owned subsidiary of the Company.  We also agreed to transfer 1,085,000 Renminbi (“RMB”) (approximately US$131,039) to the former owners of SLAIT.  A change in control occurred in which all but one of the officers and directors of the Company resigned and two former directors (also former owners) of SLAIT became officers and directors of the Company.  Prior to its dissolution in 2004, SLAIT provided application system integration technology and specializes in large volume transaction processing software for networks such as mobile phone billing and band operation.  Subsequent to our acquisition, the principal activities of SLAIT were gradually shifted to those of FTCL.  On February 13, 2004, SLAIT was officially dissolved in accordance with relevant PRC regulations.

On June 18, 2003, Forlink Technologies (Hong Kong) Limited (“FTHK”) was incorporated in Hong Kong Special Administrative Region as a limited liability company.  In December 2003, FTHK became a wholly owned subsidiary of Forlink.  FTHK is an investment holding company.  Because of the favorable business environment in Hong Kong, we can simplify and speed up investment transactions through this subsidiary.  Through FTHK, on December 18, 2003, we invested $760,870 in All China Logistics Online Co., Ltd. ("All China Logistics"), a privately held PRC company and a leading provider of logistic services in China, in exchange for a 17.8% equity interest.  Through this investment, we have become the second largest shareholder of All China Logistics and its sole software solution provider.  FTHK is also responsible for directly importing from overseas companies certain hardware needed for product integration, which allows us to improve our hardware pass-through profit margin.

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

In compliance with China’s foreign investment restrictions on telecom value-added services and other laws and regulations, we conduct our telecom value-added services and application integration services for government organizations in China via Beijing Forlink Hua Xin Technology Co. Ltd. ("BFHX").  BFHX was established in the PRC on September 19, 2003 as a limited liability company.  The registered capital of BFHX is $120,733 (RMB 1,000,000) and was fully paid up as of March 31, 2005.  Mr. Yi He and Mr. Wei Li have been entrusted as nominee owners of BFHX to hold 70% and 30%, respectively, of the fully paid up capital of BFHX on behalf of Forlink as the primary beneficiary.  BFHX is considered a Variable Interest Entity ("VIE"), and because we are the primary beneficiary, our consolidated financial statements include BFHX.  Upon the request of the Company, Mr. Yi He and Mr. Wei Li are required to transfer their ownership in BFHX to us or our designee at any time for the amount of the fully paid registered capital of BFHX.  Mr. Yi He is the Chief Executive Officer, a director and a major stockholder of the Company.  Mr. Wei Li is the administration manager of FTCL.

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

On October 24, 2005, we entered into a definitive agreement to acquire a 17.5% equity interest from China Liquid Chemical Exchange Company Limited (“CLCE”), a PRC limited liability company.  Under the terms of the agreement, Forlink deployed the “For-online Electronic Trading System”, a proprietary, integrated software solution, to support CLCE’s operations, including, but not limited to, online trading, online billing and payment, user authentication and customer care, in exchange for the 17.5% equity interest.  In early 2007, CLCE increased its share capital to $1,708,526 (RMB 13,000,000). As we did not subscribe for the new shares, our shareholding of CLCE was diluted and as of December 31 2008 was 13.46%.  CLCE commenced operations fully in early 2007.

On October 3, 2006, we entered into a Transfer of Right to Invest and Project Cooperation Agreement (“Statelink Agreement”) with Statelink International Group, Ltd., a British Virgin Islands company (“Statelink”), pursuant to which we acquired 22.73% registered capital in Guangxi Caexpo International Trade and Logistics Co., Ltd. (“Guangxi Caexpo”), a PRC limited liability company in the businesses of real estate development, advertising and computer distribution, for cash consideration of $2,557,545 (RMB 20,000,000) from BFHX and stock consideration of 13,000,000 shares of our restricted common stock.  Thereafter, we also won a contract from Guangxi Caexpo to build an “Electronic Trade and Logistics Information Platform and Call Center” (the “Project”).  On October 26, 2006, BFHX established Forlink Technologies (Guangxi) Limited (“FTGX”), a PRC limited liability company and wholly owned subsidiary, to carry out this contract.  At the time of incorporation, BFHX injected RMB 20,000,000 (approximately US$2,557,545) as registered capital to FTGX.  The Project was completed in the forth quarter of 2007, and with the successful deployment of the relevant software, the client signed the final inspection report in January 2009.  FTGX now maintains the Project software.

On October 12, 2006, we invested $31,969 (RMB 250,000) in Wuxi Stainless Steel Exchange Co., Ltd. (“Wuxi Exchange”), a PRC limited liability company, for a 12.5% equity interest. In addition, we agreed to deploy a proprietary, integrated software solution, estimated at RMB 1,000,000, to support Wuxi Exchange’s operations. The software was deployed in February 2007.  On January 14, 2007, the Company entered into an agreement with a major shareholder of Wuxi Exchange pursuant to which the Company transferred 2.5% of the Company’s interest in Wuxi Exchange to this major shareholder for a cash payment of RMB 500,000.

On January 25, 2007, our board of directors and the majority holders of the Company’s common stock jointly approved an amendment to our Articles of Incorporation by written consent, to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000.  The Certificate of Amendment to our Articles of Incorporation to effect the increase of the number of our authorized common shares was filed with Nevada’s Secretary of State on April 4, 2007.

On April 29, 2007, we invested, through BFHX, $138,158 (RMB 1,050,000) in Beijing GuoXin Forlink Internet Technologies Limited (“BGXF”), a privately held PRC company that operates a finance study website, for a 35% equity interest.  The investment in BGXF is accounted for under the equity method of accounting due to the Company’s significant influence over the operational and financial policies of BGXF.  BGXF commenced operations on March 9 2008.  On October 14, 2008, BGXF increased its registered capital to RMB 4,285,700, and since we did not invest additional funds into BGXF, the ratio of our holding was diluted to a 24.5% equity interest.

On July 12, 2007, we invested through FTGX, $1,063,830 (RMB 8,000,000) in Nanning Bulk Commodities Exchange Corporation Limited (“NNBCE”), a privately held PRC company, for an 80% equity interest.  NNBCE became a subsidiary of FTGX.  NNBCE, established on April 29, 2007, commenced operations on March 28, 2008, and provides logistical e-commerce service.

On September 5, 2007, we invested through NNBCE, $465,425 (RMB 3,500,000) in Guangxi Bulk Sugar & Ethanol Exchange Corporation Limited (“GBSEE”), a PRC limited liability company established on September 12, 2007, for a 35% equity interest.  On the same date, All China Logistics was entrusted to hold 20% of the fully paid up capital of GBSEE on behalf of NNBCE as the primary beneficiary.  Upon the request of NNBCE, All China Logistics is required to transfer its ownership interests in GBSEE to NNBCE or its designees at any time for the amount of the 20% fully paid up capital.  In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51” (“FIN 46R”), NNBCE is deemed to hold the primary beneficial interest of the 55% equity interest in GBSEE.  GBSEE was established to provide logistical e-commerce service, but it was dissolved on December 16, 2007 before it commenced any operations, and NNBCE received payments back of its investment in GBSEE of $410,397 (RMB 3,000,000) in December 2007; $66,211 (RMB 484,000) in February 2008, and $2,189 (RMB 16,000) in September 2008.

On December 24, 2007, our board of directors and the majority holders of the Company’s common stock jointly approved an amendment to our Articles of Incorporation by written consent, to effect a 1-for-20 reverse stock split. The Certificate of Amendment to our Articles of Incorporation to effect the reverse split was filed with Nevada’s Secretary of State on February 21, 2008.

On March 20, 2008, Forlink invested $71,124 (RMB 500,000), through BFHX, in Shandong LongDong Internet Technologies Limited (“SDLD”), a PRC limited liability company, established on October 24, 2007, for a 5% equity interest.  SDLD, which commenced operations in December 2007, is in the business of providing of providing primary products e-commerce services.  The purpose of the investment is to gain cash dividends from SDLD.

Forlink and its subsidiaries are all operating companies, and during the reporting period, none of the companies’ operations were discontinued or dissolved.  Set forth below is a diagram illustrating our corporate structure as of December 31, 2008:

Forlink Software Corporation, Inc. ("The Company")
100%
100%
100%
Forlink Technologies Co., Ltd ("FTCL")
Beijing Forlink Hua Xin Technologies Co., Ltd ("BFHX")
Forlink Technologies (Hong Kong) Ltd ("FTHK")
13.46%
5%
100%
22.73%
24.5
10%
17.8%
100%
China Liquid Chemical Exchange Co., Ltd ("CLCE")
Shandong LongDing Internet Technologies Ltd ("SDLD")
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
20%
20%
Nanning Bulk Commodities Exchange Corporation Ltd ("NNBCE")
Ningbo Bulk Commodities Exchange Co., Ltd ("NBBCE")
Subsidiaries
Investments

Employees

As of December 31, 2008, we had 210 employees, of which 208 are full-time.  Approximately 156 of our full-time employees are software and information technology specialists engaged in research and development, maintenance and support activities.  The remaining employees are sales, marketing and administrative personnel.

Products and Solutions

Our application solutions are developed on Enterprise Application Integration (EAI) platforms.  Our current product offerings include:

•	For-eMarket: Forlink Electronic Trading Market system is an online exchange system designed to facilitate the matching of vendors with potential customers.

•
ForCRM: Forlink Customer Relations Management System proposes a sales model based on certain characteristics of a client’s customers and allows the client to customize the system menu and function patterns in accordance with the client’s customer relations management requirements.

•
ForOSS: Forlink Operation Support System is our solution for Business & Operation Support Systems (BSS/OSS) for e-business carriers and telecom carriers, and is consist of software products designed to support existing and expanding business operations of communications companies.  ForOSS supports billing, customer care, customer relation management, accounting, decision support and other internal functionalities.

•	ForOA: Forlink Office Assistance is an internet-based enterprise office system and information-sharing platform.

•
For-Online: For-Online is an enterprise application integration platform designed to deliver application service provider (ASP) services over the internet.  The applications that can be delivered over the internet include many of our flagship products such as ForOA and ForCRM.

Distribution Methods of the Products and Services

We mainly sell our products and services directly to our customers.  We also utilize distribution partners to sell our products and services.

Research and Development

We are committed to continuously researching, designing and developing information technology solutions and software products that meet the needs of our customers.  Our Chengdu R&D center was established in February 1998. As of December 31, 2008, we had 56 employees at the Chengdu R&D Center.  Our R&D expenses in 2008 and 2007 were $639,927 and $690,386, respectively.

Status of New Product or Service

We released For-eMarketPlace 3.1 in August 2008.  Version 3.1 improves upon the previous version by its ability to support additional platforms such as cellular telephones and an added search function for system administrators.  This version is also more reliable than its predecessor.

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

The key aspects of our strategy include the following:

•
Establish a unified and standard software engineering and project management system to provide assurance for designing high-quality software products and services. As an important milestone, we have achieved Level 3 (Managed Level of Software Process Maturity) of Capability Maturity Model® Integration (CMMI), which was certified by the Software Engineering Institution.

•
Establish a unified e-business application platform and online services platform. We provide support for e-business application technologies and platforms in different industries, and strive to make available to our clients high-quality IT outsourcing services that are cost-effective.  To that end, we have made gradual improvements to the power and reliability of our For-Online platform since 2004, culminating with the launch in August 2007 of For-Online 4.0.

•
Participate in our clients’ e-business application operations to become their strategic partner. We have invested in several companies in logistics, finance, IT industries, whose application platforms are supported by our integrated application systems, software and IT outsourcing services. These companies include NNBCE, CLCE, BGXF, Wuxi Stainless Steel Exchange Co., Ltd. and NBBCE.

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

The current management team has been with Forlink since we commenced business, and includes pioneers of application integration technologies (AIT) in China.  The backgrounds of the individuals in our management team offer a depth and breadth of experience that covers all aspects relating to the control and development of AIT systems. Beyond expertise in the field, their close working relationships with major long-term clients demonstrate a proven ability to sustain and cultivate a successful business.

Our Strategic Partners

Strategic partnerships are essential elements of our business model.  At this time, we have four types of partners that contribute to the continuing success of our business.

•
Product Partners. These partners provide products and solutions to be integrated in our solutions.  We are authorized resellers of Hewlett Packard (“HP”), Sun, EMC, Oracle and CISCO systems.  We were awarded by HP with its Excellent Sales Achievement Prize in 1999 and the Best Co-operation Prize in 1999.

•
Technology Development Partners.  These partners provide technology (through licensing or other arrangements) for our solutions or for joint development.  Our major technology development partners include HP, Oracle, BEA, IONA, Redhat, Turbolinux, and Redflag-linux.

•
Marketing and Product Partners. These partners provide products and/or technology that are bundled with our solutions and products for marketing purposes.  Our marketing and product partners include HP, Intel, IBM, Sun, Compaq, Oracle, Informix, CA, Lenovo, Founder, and Digital China.

•	Distribution Partners. These partners distribute our solutions and products to our customers. Our current distribution partner is Beijing Federal.

Competitive Conditions

The market for information technology services in China is rapidly growing and changing.  We compete with domestic companies. Our principal competitors in application integration services are Huawei and AsiaInfo. Our principal competitors in the ASP field include UFSOFT, MYCRM, and HAN Consulting.  Our principal competitors in software outsourcing include Neusoft, Dalian HaiHui, and China Software & Technology Corporation.  All of these companies are leading companies in the Chinese IT industry, and AsiaInfo is also a listed company on NASDAQ.

Government Regulation

The Chinese government has generally encouraged the development of the information technology industry, and the products and services we offer are currently not subject to extensive government regulations.

Dependence on Major Customers

For the year ended December 31, 2008, approximately 77% of the Company's total net revenues were generated by two customers, Beijing Mobile Communication Company (“Beijing Mobile”) and China HP Company (“China HP”).  The loss of any or both of these customers could have a material adverse effect on our business.

Our largest customer has been China HP.  Since 2005, we have signed a series of contracts with China HP in connection with the outsourcing of Beijing Mobile’s Business Operation Support System (BOSS) phase three system capacity expansion project.  The revenue was recognized in 2008.

During the year ended December 31, 2008, sales to China HP totaled $2,148,539, which accounted for 39% of our total revenue for the period.

Although we are an important strategic IT partner of China HP, we do not have long-term contracts with China HP.  All of our agreements with China HP are for short-term projects or sales of third-party hardware.  While we feel that our significant relationships with China HP will likely provide additional sales agreements in the future, China HP is not contractually bound to purchase any products or services from us.  The loss of this customer could hurt our business by reducing our revenues and profitability.

Our second largest customer in 2008 was Beijing Mobile.  Since 1998, we have been developing and maintaining the carrier’s BOSS.  BOSS is an integrated software platform and it is developed in stages to accommodate the carrier’s increasing subscribers and service offerings.  We completed phase one in 2002, and phrase two in 2006.  We are currently developing phase three of BOSS while continuing to maintain phases one and two.

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

As of December 31, 2008, we have been issued 58 patents in the PRC that are currently in force. We also have 2 patent applications submitted for review and approval.  The normal expiration dates of our issued patents in the PRC range from 2026 to 2030.  It is possible that we will not receive patents for applications that we have submitted and those that we plan to file in the future.  Furthermore, our issued patents may not adequately protect our technology from infringement or prevent others from claiming that our products infringe the patents of those third parties. Our failure to protect our intellectual property could materially harm our business.  In addition, our competitors may independently develop similar or superior technology, duplicate our products, or design around our patents.  It is possible that litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others.  Litigation could result in substantial costs and diversion of resources and could materially harm our business.

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

Item 1A. Risk Factors.

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

CURRENCY EXCHANGE RATE RISK DUE TO FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN U.S. DOLLARS AND RENMINBI

The functional currency of our operations is Renminbi and our financial statements are expressed in U.S. dollars.  As a result, we are subject to the effects of exchange rate fluctuations between these currencies.  In July 2005, the Chinese government announced that it would no longer peg its currency exclusively to US dollar but instead would switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies determined by the People’s Bank of China. The exchange rate of RMB to USD changed from RMB 8.28 to RMB 7.82 in late December 2006. Any future devaluation of the Renminbi against the U.S. dollars may have an adverse effect on our reported net income.  As our operations are conducted in the PRC, substantially all our revenues, expenses, assets and liabilities are denominated in Renminbi.  In general, our exposure to foreign exchange risks should be limited.  However, the value in our shares may be affected by the foreign exchange rate between the U.S. dollar and the Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, a decline in the value of Renminbi could reduce the U.S. dollar equivalent of the value of the earnings from, and our investment in, our subsidiaries in the PRC; while an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion.  We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce risks.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We have an office in Chengdu, PRC, which houses FTCD. The building is located at B-16B, Wangfujing Business Mansion, No.5 Huaxingzheng Street, Chengdu, Sichuan Province, PRC, and was purchased on behalf of the Company by Mr. Yi He, our Chief Executive Officer.  By a stockholders’ resolution passed on March 8, 1999, it was ratified that the title to the building belongs to the Company.  In 2005, the title to the building was transferred to FTCD.

We currently rent office space of approximately 2,027 square meters that serves as our headquarters at 9/F Shenzhou Mansion, No. 31 Zhongguancun Street, Haidian District, Beijing, China.  We have a renewable lease agreement for these premises until March 29, 2011.  The total rent from March 30, 2009 to March 29, 2011 is $770,457 (RMB 5,326,944).

In addition, we currently have three regional field support offices in the PRC, namely, in Shanghai, Chengdu and Guangzhou.  The leases for these offices are as follows:

Name	Rent Period	Size (in m2)	Annual Rent
Guangzhou Office	3/01/2009 – 2/28/2010	64.70	$10,106 (RMB 69,876)
Shanghai Office	2/28/2008 – 3/31/2009*	98.44	$24,555(RMB186,839.12)
Chengdu R&D Center	11/22/2008 – 11/21/2009	602.59	$35,927 (RMB 248,400)

* At the expiration of the lease, we will continue to lease the premises on a month-to-month basis for $1,956.77 (RMB 14,372.24) per month.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this annual report.

PART II

Item 5.	Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

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

Common Stock

Quarter Ended	High Bid	Low Bid

December 31, 2008	$1.65	$0.25
September 30, 2008	$1.75	$0.55
June 30, 2008	$1.80	$0.55
March 31, 2008*	$1.55	$0.07

December 31, 2007	$0.11	$0.07
September 30, 2007	$0.13	$0.08
June 30, 2007	$0.15	$0.08
March 31, 2007	$0.22	$0.08

* Increase in stock price commencing in the first quarter of our 2008 fiscal year reflect the effect of a 1-for-20 reverse stock split of the Company’s common stock that became effective on February 21, 2008.

Holders

As of March 14, 2009, there were 4,651,173 shares of the Company's common stock outstanding held of record by approximately 548 persons (not including beneficial owners who hold shares at broker/dealers in “street name”).

Dividends

The Company has never paid cash dividends on its common stock and does not intend to do so in the foreseeable future.  The Company currently intends to retain its earnings for the operation and expansion of its business.

Securities Authorized for Issuance under Equity Compensation Plans

Please see the discussion in Item 12 titled “Equity Compensation Plan Information” below.

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

Repurchases of Equity Securities

The Company did not repurchase any of its outstanding equity securities during the fourth quarter of the year ended December 31, 2008.

Item 6.          Selected Financial Data

Not applicable.

Item 7.          Management’s Discussion and Analysis or Plan of Operation

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

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-K.  Except for the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  The cautionary statements made in this Form 10-K should be read as being applicable to all related forward looking statements wherever they appear in this Form 10-K.  The Company's actual results could differ materially from those discussed here. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Overview

We are a leading provider of software solutions and information technology services in China. We focus on providing Enterprise Application Integration (EAI) solutions for large companies in the telecom, finance, and logistics industries.  In May 2004, we launched For-Online, which delivers enterprise applications and services over the Internet to small and medium-sized enterprises (SMEs) in China.  Since its launch, For-Online has quickly become an important channel for delivering and distributing our products and services to more customers.

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

Revenues

Our business includes Forlink brand "For-"series software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and For-series related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

	Year Ended December 31,
	2008	2007

Sales of For-series software	$5,310,378	$4,684,791
as a percentage of net sales	95%	51%

For-series related system integration	$258,499	$4,436,457
as a percentage of net sales	5%	49%

As indicated in the foregoing table, sales of For-series software as a percentage of net sales increased from 51% in 2007 to 95% in 2008, while sales of For-series related system integration as a percentage of net sales decreased from 49% in 2007 to 5% in 2008.  These changes were mainly attributable to our strategy of increasing software sales and reducing low profit margin hardware projects.

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

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and the State Tax Bureau respectively, FTCL received full exemption from EIT for fiscal years 1999 through 2002, and a 50% EIT reduction at the rate of 7.5% for fiscal years 2003 through 2005. As of December, 31, 2008, FTCL was entitled to an EIT rate of 25%.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX received full exemption from EIT for fiscal years 2004 through 2006.  As of December 31, 2008, BFHX was entitled to an EIT rate of 7.5%.

Hong Kong profits tax is calculated at 17.5% on the estimated assessable profits of FTHK for the period.  The EIT rates for FTCD and NNBCE are 25%.  No provision for EIT and Hong Kong profits tax were made for FTCL, BFHX, FTCD, FTGX, NNBCE and FTHK as they have not gained taxable income for the periods.

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

The following table shows the exchange rates and the weighted average rates ruling for the years ended December 31, 2008 and 2007:

		US$	HK$	RMB
Exchange rate as of December 31,	2008	1	7.78	6.83
	2007	1	7.84	7.32

Weighted average rates ruling for	2008	1	7.81	6.91
	2007	1	7.84	7.60

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

In the case of consulting and implementation services revenues, where VSOE is based on prices from stand-alone sale transactions, such revenues are recognized as services are performed pursuant to paragraph 65 of SOP 97-2.

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

Revenues from remote hosting services, where VSOE is based upon consistent pricing charged to customers based on volumes and performance requirements on a stand-alone basis and substantive renewal terms, are recognized ratably over the contract term as the services are performed.  The remote hosting arrangements generally require the Company to perform one-time set-up activities and include a one-time set-up fee.  This one-time set-up fee is generally paid by the customer at contract execution.  The Company determined that these set-up activities do not constitute a separate unit of accounting, and accordingly, the related set-up fees are recognized ratably over the term of the contract.

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

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 13”3 The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.

In May 2008, the FASB issued FAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).

In May 2008, the FASB also issued FAS 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted.

The Company does not anticipate that the adoption of these statements will have a material effect on the Company's financial condition and results of operations.

Consolidated Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Sales

Our net sales decreased 39% to $5,568,877 in 2008, from $9,121,248 in 2007.  Sales of For-series software increased 13% to $5,310,378 in 2008, from $4,684,791 in 2007.  The decrease in net sales was mainly attributable a drop in system integration sales, from $4,436,457 in 2007 to $258,499 in 2008, a decrease of 94%.  Our most recent major system integration project, for Guangxi Caexpo, was completed in 2007.  However, the significant decrease in system integration sales is in line with our strategy to slow our system integration activities, which have lower profit margins compared with software sales.

Cost of Sales.

Our cost of sales decreased 56% to $1,836,509 in 2008, from $4,186,187 in 2007.  This decrease was in line with our decrease in sales for 2008.  Cost of sales, as a percentage of net sales, decreased from 45.89% in 2007 to 32.98% in 2008 largely due to higher margins in software sales.

Gross Profit.

Gross profit decreased 24% to $3,732,368 in 2008, from $4,935,061 in 2007, which was in line with the decrease in sales. Gross profit margin was 67% in 2008, compared with 54% in 2007, because of the significant drop in system integration sales, which have lower gross profit margin than software sales.

Operating Expenses.

Total operating expenses year-over-year were maintained at comparable levels, with $3,770,403 in 2008 and $3,907,524 in 2007. This situation resulted largely from the offset of an increase in general and administrative expenses versus a decrease in selling expenses.

Selling expenses decreased 11% to $1,377,501 in 2008, from $1,540,494 in 2007.  This decrease was comparable with the decrease of net sales.

Research and development expenses decreased 7% to $639,927 in 2008, from $690,386 in 2007, as a result of our continuing cost control efforts in our R&D department in 2008.

General and administrative expenses increased 4% to $1,752,975 in 2008, from $1,676,644 in 2007. The increase was primarily due to the depreciation of the exchange rate of the US dollar to the Chinese RMB.

Operating Profit (Loss).

We recorded an operating loss of $38,035 in 2008 as compared to an operating profit of $1,027,538 in 2007, a decrease of 104%.  The decrease was largely due to the decrease in net sales of 39% from $9,121,248 in 2007 to $5,568,877 in 2008.

Other Income

Our other income decreased 49% to $72,533 in 2008, from $143,321 in 2007, as a result of a decrease in our VAT refund. Our other income is derived entirely from VAT refund associated with our software sales.

Net (Loss)/Profit.

We recorded a net loss of $1,241,843 in 2008, or basic and diluted loss of $0.27 per share, as compared to net income of $1,508,388 in 2007, or basic and diluted profit of $0.02 per share.

Liquidity and Capital Resources

Our capital requirements are primarily working capital requirements related to costs of hardware for network solution projects and costs associated with the expansion of our business.  In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to our hardware vendors are due.  However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements.  We have historically financed our working capital and other financing requirements through careful management of our billing cycle and, to a limited extent, bank loans.  The cash flow from operating activities was ($553,209) in 2008 as compared to $1,433,398 in 2007.  It was mainly due to the net loss in 2008.  The cash flow from investing activities and financing activities in 2008 was $357,021 and $10,000, respectively as compared to ($139,258) and $591,766 in 2007.  The increase in cash flow from investing activities resulted from the increase in dividends that we received from companies that we have invested in, from $88,063 in 2007 to $452,607 in 2008. The decrease in cash flow from financing activities resulted from the decrease in issuance of common stock under our 2002 Stock Plan and related additional paid-in capital in 2008.

Our accounts receivable balance at December 31, 2008 was $898,005, as compared to $1,618,697 at the end of 2007. The decrease is mainly attributable to better collection from two customers, CLCE and Guangxi Caexpo, despite an increase in China Mobile’s accounts receivable from $80,933 at December 31, 2007 to $232,750 at December 31, 2008. The balance of CLCE’s accounts receivable decreased to $50,671 at December 31, 2008 from $515,119 at December 31, 2007, and the balance of Guangxi Caexpo’s accounts receivable decreased to $0 at December 31, 2008 from $361,203 at December 31, 2007. Our inventory position at the end of 2008 was $1,019,713, as compared to $498,356 at the beginning of the year.  At the end of 2008, we had several inventory items in the process of delivery to two of our major customers.  This caused the 2008 year-end inventory to be larger than usual.

We ended the year with a cash position of $2,543,430. We had negative operating cash flow of $553,209, primarily due to an increase in our net assets.

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

Off-Balance Sheet Arrangements

As of December 31, 2008, we have not entered into any off-balance sheet arrangements with any individuals or entities.

Contractual Obligations

As of December 31, 2008, we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

December 31,
2008

January 1, 2008 to December 31, 2008	$361,336
January 1, 2009 to December 31, 2009	442,062
January 1, 2008 to December 31, 2010	438,809
January 1, 2010 to December 31, 2011	149,427

$1,391,634

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk’

Not applicable.

Item 8.           Financial Statements.

The information required by Item 8 and an index thereto commences on the next page.

Forlink Software Corporation, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and stockholders of
Forlink Software Corporation, Inc.

We have audited the accompanying consolidated balance sheets of Forlink Software Corporation Inc as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended. Forlink Software Corporation Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forlink Software Corporation Inc as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kenne Ruan, CPA, P.C.

Woodbridge, Connecticut
March 16, 2009

Forlink Software Corporation, Inc.

Consolidated Balance Sheets

(Expressed in US Dollars)
	December 31,	December 31,
	2008	2007
Current assets
Cash and cash equivalents	$2,543,430	$2,400,901
Accounts receivable	898,005	1,618,697
Other receivables, deposit and prepayments	1,627,555	530,431
Inventories	1,019,713	498,356
Deferred Taxes Assets	3,160	384
Total current assets	6,091,863	5,048,769

Property, plant and equipment	593,805	659,826
Long term investments	5,074,622	4,912,944
Goodwill	0	1,684,023

Total assets	$11,760,290	$12,305,562

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,050,321	$1,598,507
Amounts due to shareholders	378,672	325,251
Customer deposits	1,123,060	1,735,982
Other payables and accrued expenses	605,319	303,366
Income tax payable	16	1,540
Other tax payable	973,588	860,498
Deferred Taxes Debt	0	18,298
Total current liabilities	$5,130,976	$4,843,442

Commitments and contingencies
Minority interest	$193,295	$269,772
Stockholders' equity
Common stock, par value $0.001 per share; 200,000,000 and 200,000,000 shares authorized; 4,966,173 and 99,121,707 shares issued and 4,651,173and 92,821,707 shares outstanding, respectively	$99,322	$99,122
Treasury stock	(163,800)	(163,800)
Additional paid-in capital	10,195,693	10,177,812
Accumulated losses	(4,759,592)	(3,517,749)
Accumulated other comprehensive income	1,064,396	596,963

Total stockholders' equity	$6,436,019	$7,192,348

Total liabilities and stockholders' equity	$11,760,290	12,305,562

See accompanying notes to consolidated financial statements.

Forlink Software Corporation, Inc.

Consolidated Statements of Operations

(Expressed in US Dollars)

	Year ended December 31,2008	Year ended December 31,2007

Net sales	$5,568,877	$9,121,248
Cost of sales	(1,836,509)	(4,186,187)

Gross profit	3,732,368	4,935,061

Selling expenses	(1,377,501)	(1,540,494)
Research and development expenses	(639,927)	(690,386)
General and administrative expenses	(1,752,975)	(1,676,644)
		-
Operating profit / (loss)	(38,035)	1,027,538

Investment income	56,646	349,284
Loss on disposal of subsidiaries	0	(3,792)
Interest income	16,234	32,149
Interest expenses	0	(24,699)
Impairment loss on goodwill	(1,684,023)	0
Income from cost method investee	248,710
Other income, net	72,533	143,321

Profit before income taxes	(1,327,935)	1,523,801

Income tax	9,615	(18,737)

Consolidated profit	(1,318,320)	1,505,064

Net loss attributable to minority interest	(76,477)	(3,325)

Net consolidated profit (loss)	$(1,241,843)	$1,508,389

Gain/Loss per share	$(0.27)	$0.02
Weighted average common shares outstanding - basic and diluted	4,644,431	92,252,786

See accompanying notes to consolidated financial statements.

Forlink Software Corporation, Inc.

Consolidated Statement of Stockholders’ Equity

(Expressed in US Dollars)

	Common Stock						Accumulated	Retained
	Number of Share Issued	Number of Share Outstanding	Number of Treasury Stock	Amount	Treasury Stock	Additional Paid-in Capital	other comprehensive income	Profits/ (Accumulated Losses)	Total Stockholders’ Equity	Comprehensive Income/ (Losses)

Balance, December 31, 2006	98,224,707	89,924,707	8,300,000	$98,225	$(215,800)	$9,908,715	$214,275	$(5,026,137)	$4,979,278	$

Shares issued	897,000	2,897,000	(2,000,000)	897	52,000	269,097	-	-	321,994

Net profit for the year								1,508,389	1,508,389		1,508,389

Translation reserve							382,689	-	382,689		382,689

Comprehensive income											$1,891,078

Balance, December 31, 2007	99,121,707	92,821,707	6,300,000	$99,122	$(163,800)	$10,177,812	$596,963	$(3,517,749)	$7,192,348

Shares issued				200		17,881			18,081

Net profit for the year								(1,241,843)	(1,241,843)		(1,241,843)

Translation reserve							467,433		467,433		467,433

Comprehensive income											(774,410)

Balance, December 31, 2008	99,121,707	92,821,707	6,300,333	$99,322	$(163,000)	$10,195,693	$1,064,396	$(4,759,592)	$(6,436,019)

See accompanying notes to consolidated financial statements.

Forlink Software Corporation, Inc.

Consolidated Statements of Cash Flows
(Decrease)/Increase in Cash and Cash Equivalents

(Expressed in US Dollars)
	Year Ended December 31,
	2008	2007
Cash flows from operating activities
Net income	（1,241,843）	1,508,389
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Minority interest	(76,477)
Proceeds from transferred of treasury stock	-	232,294
Depreciation of property, plant and equipment	273,172	213,495
Loss on disposal of property, plant and equipment	-	(38,814)
Loss from equity method investee	(56,646)	(228,326)
Loss on disposal from subsidiaries	-	(29,103)
Dividend from cost method investee	(248,710)	(88,063)
Loss from goodwill impairment	1,684,023
effect of Deferred Taxes	(22,342)	17,914

Charge in:
Account Receivables	762,132	396,396
Other receivables, deposits & prepayments	(1,063,502)	(270,952)
Inventories	(486,080)	(461,839)
Account Payable	338,662	1,432,702
Amounts due to stockholders	30,398	(550,216)
Customers deposits	(735,804)	(1,078,690)
Other payables & accrued expenses	239,262	(283,587)
Income tax payable	(1,633)	1,540
Other taxes payable / recoverable	52,179	660,259

Net cash used in operating activities	(553,209)	1,433,398

Cash flows from investing activities
Acquisition of property, plant & equipments	(95,586)	12,551
Disposal of subsidiary	-	478,142
Cash payment associated with long term investments	-	(724,044)
Cash dividend from cost method investee	452,607	88,063
Cash Received from disposal property, plant& equipments	-	6,030

Net cash used in investing activities	357,021	(139,258)

Cash flow from financing activities
Proceeds from issuance of common stock under Plan 2002	200	897
Increase in treasury stock	-	52,000
Increase/decrease in additional paid in capital	9,800	269,097
Capital contribution from minority interest	-	269,772

Net cash generated from financing activities	10,000	591,766

Effect of exchange rate changes on cash and cash equivalents	328,717	87,800

Net increase (decrease) in cash and cash equivalents	142,529	1,973,706

Cash and cash equivalents at the beginning of year	2,400,901	427,195

Cash and cash equivalents at the end of year	2,543,430	2,400,901

Supplemental disclosure of cash flow information
Income tax paid	$1,665	$6,527
Interest paid	$-	$-
See accompanying notes to consolidated financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Forlink Software Corporation, Inc. (the "Company" or the "Registrant" or "Forlink"), is a Nevada corporation which was originally incorporated on January 7, 1986 as "Why Not?, Inc. " under the laws of the State of Utah and subsequently reorganized under the laws of Nevada on December 30, 1993.  From 1996 until 1999, the Company continued as an unfunded venture in search of a suitable business acquisition or business combination.

On November 3, 1999, the Company entered into a Plan of Reorganization with Beijing Forlink Software Technology Co., Ltd., (hereinafter "BFSTC"), a limited liability company organized under the laws of the People’s Republic of China (“PRC” or “China”), under the terms of which BFSTC gained control of the Company.  Pursuant to the Plan of Reorganization, the Company acquired 100% of the registered and fully paid-up capital of BFSTC in exchange for 20,000,000 shares of the Company's authorized, but unissued, common stock.  BFSTC is engaged in the provision of computer software consultancy and engineering services and the development and sale of computer software in the People’s Republic of China (“PRC”).  As a part of its computer consultancy and engineering services, BFSTC is also engaged in the sale of computer hardware.  In June 2001, BFSTC changed its name to Forlink Technologies Co. Ltd. (“FTCL”). FTCL is the Company’s major operating subsidiary in China.

In August 2001, the Company acquired Beijing Slait Science & Technology Development Limited Co. (“SLAIT”) pursuant to a Plan of Reorganization dated January 11, 2001.  The Company issued 59,430,000 shares of its common stock to SLAIT’s original beneficial owners in exchange for 100% of the outstanding equity of SLAIT.  As a result of the share exchange, the former beneficial owners of SLAIT own approximately 70% of the issued and outstanding shares of the Company, and SLAIT became a wholly-owned subsidiary of the Company.  The Company also agreed to transfer 1,085,000 Renminbi (“RMB”) (approximately US$131,039) to the former owners of SLAIT.   A change in control occurred in which all but one of the officers and directors of the Company resigned and two former directors (also former owners) of SLAIT became officers and directors of the Company.  Prior to its dissolution 2004, SLAIT provided application system integration technology and specializes in large volume transaction processing software for networks such as mobile phone billing and band operation.  Subsequent to the acquisition, the principal activities of SLAIT were gradually shifted to those of FTCL.   On February 13, 2004, SLAIT was officially dissolved in accordance with relevant PRC regulations.

On June 18, 2003, Forlink Technologies (Hong Kong) Limited (“FTHK”) was incorporated in Hong Kong Special Administrative Region as a limited liability company.  In December 2003, FTHK became a wholly owned subsidiary of Forlink.  FTHK is an investment holding company set up to take advantage of the favorable business environment in Hong Kong and to facilitate the Company’s investment transactions.  Through FTHK, on December 18, 2003, the Company invested $760,870 in All China Logistics Online Co., Ltd. ("All China Logistics"), a privately held PRC company providing logistic services in China, in exchange for a 17.8% equity interest.

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

In compliance with China’s foreign investment restrictions on telecom value-added services and other laws and regulations, the Company conducts telecom value-added services and application integration services for government organizations in China via Beijing Forlink Hua Xin Technology Co. Ltd. ("BFHX"). BFHX was established in the PRC on September 19, 2003 as a limited liability company.  The registered capital of BFHX is $120,733 (RMB 1,000,000) and was fully paid up as of March 31, 2005.  Mr. Yi He and Mr. Wei Li have been entrusted as nominee owners of BFHX to hold 70% and 30%, respectively, of the fully paid up capital of BFHX on behalf of the Company as the primary beneficiary.  BFHX is considered a Variable Interest Entity ("VIE"), and because the Company is the primary beneficiary, the Company’s consolidated financial statements include BFHX.  Upon the request of the Company, Mr. Yi He and Mr. Wei Li are required to transfer their ownership interests in BFHX to the Company or its designees at any time for the amount of the fully paid registered capital of BFHX.  Mr. Yi He is the Chief Executive Officer, a director and a major stockholder of the Company.  Mr. Wei Li is the administration manager of FTCL.

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

On October 24, 2005, the Company entered into a definitive agreement to acquire a 17.5% equity interest of China Liquid Chemical Exchange Company Limited (“CLCE”), a PRC limited liability company, in exchange for deployment of the Company’s For-online Electronic Trading System.  In early 2007, CLCE increased its share capital to $1,708,526 (RMB 13,000,000). As the Company did not subscribed the new shares, the Company’s shareholding of CLCE was diluted and as of December 31 2007 was 13.46%. CLCE commenced operations fully in early 2007.

On October 3, 2006, the Company entered into a Transfer of Right to Invest and Project Cooperation Agreement (“Statelink Agreement”) with Statelink International Group, Ltd., a British Virgin Islands company (“Statelink”), pursuant to which the Company acquired 22.73% registered capital in Guangxi Caexpo International Trade and Logistics Co., Ltd. (“Guangxi Caexpo”), a PRC limited liability company in the businesses of real estate development, advertising and computer distribution for cash consideration of $2,557,545 (RMB 20,000,000) from BFHX and stock consideration of 13,000,000 shares of the Company’s restricted common stock. On October 26, 2006, BFHX established Forlink Technologies (Guangxi) Limited (“FTGX”), a PRC limited liability company, to carry out a contract from Guangxi Caexpo to build an “Electronic Trade and Logistics Information Platform and Call Center” (the “Project”). At the time of incorporation, BFHX injected RMB 20,000,000 (approximately US$2,557,545) as registered capital to FTGX.

On October 12, 2006, the Company invested $31,969 (RMB 250,000) in Wuxi Stainless Steel Exchange Co., Ltd. (“Wuxi Exchange”), a PRC limited liability company, for a 12.5% equity interest. On January 14, 2007, the Company entered into an agreement with a major shareholder of Wuxi Exchange to transfer 2.5% of the Company’s interest in Wuxi Exchange to the major shareholder for a cash payment of RMB 500,000.

On January 25, 2007, the board of directors and the majority holders of the Company’s common stock jointly approved an amendment to the Company’s Articles of Incorporation by written consent, to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000.  The Certificate of Amendment to the Articles of Incorporation to effect the increase of the number of the Company’s authorized common shares was filed with Nevada’s Secretary of State on April 4, 2007.

On April 29, 2007, the Company invested, through BFHX, $138,158 (RMB 1,050,000) in Beijing GuoXin Forlink Internet Technologies Limited (“BGXF”), a privately held PRC company that operates a finance study website, for a 35% equity interest.  The investment in BGXF is accounted for under the equity method of accounting due to the Company’s significant influence over the operational and financial policies of BGXF.  BGXF commenced operations on March 9 2008. On October 14, 2008, the registered capital of BGXF was increased to RMB 4,285,700, and since the Company did not invest additional funds into BGFX, the ratio of its holding was diluted to a 24.5% equity interest.

On July 12, 2007, the Company invested through FTGX, $1,063,830 (RMB 8,000,000) in Nanning Bulk Commodities Exchange Corporation Limited (“NNBCE”), a privately held PRC company, for an 80% equity interest.  NNBCE became a subsidiary of FTGX.  NNBCE, set up on April 29, 2007, commenced operations on March 28, 2008, and provides logistical e-commerce service.

On September 5, 2007, the Company invested $465,425 (RMB 3,500,000), through NNBCE, in Guangxi Bulk Sugar & Ethanol Exchange Corporation Limited (“GBSEE”), a PRC limited liability company established on September 12, 2007, for a 35% equity interest. Concurrently, All China Logistics was entrusted as nominee owner of GBSEE to hold 20% of the fully paid up capital of GBSEE on behalf of NNBCE as the primary beneficiary. Upon the request of NNBCE, All China Logistics is required to transfer its ownership interests in GBSEE to NNBCE or its designees at any time for the amount of the 20% fully paid up capital. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51” (“FIN 46R”), NNBCE is deemed to hold the primary beneficial interest of 55% equity interest in GBSEE. GBSEE was established to provide logistical e-commerce service, but it was dissolved on December 16, 2007 before it commenced any operations and NNBCE received payments back of its investment in GBSEE of $410,397 (RMB 3,000,000) in December 2007; $66,211 (RMB 484,000) in February 2008, and $2,189 (RMB 16,000) in September 2008.

On December 24, 2007, the board of directors and the majority holders of the Company’s common stock jointly approved an amendment to the Company’s Articles of Incorporation by written consent, to effect a 1-for-20 reverse stock split. The Certificate of Amendment to the Articles of Incorporation to effect the reverse split was filed with Nevada’s Secretary of State on February 21, 2008.

On March 20, 2008, the Company invested $71,124 (RMB 500,000), through BFHX, in Shandong LongDong Internet Technologies Limited (“SDLD”), a PRC limited liability company established on October 24, 2007, for a 5% equity interest.  SDLD, which commenced operations in December 2007, is in the business of providing of providing primary products e-commerce services.  The purpose of this investment is to gain cash dividends from SDLD.

The principal activities of the Company are the development and sale of network software systems and the provision of enterprise application system integration services in the PRC.  The Company is also engaged in the sale of computer hardware.  Set forth below is a diagram illustrating our corporate structure as of December 31, 2008:

Forlink Software Corporation, Inc. ("The Company")
100%
100%
100%
Forlink Technologies Co., Ltd ("FTCL")
Beijing Forlink Hua Xin Technologies Co., Ltd ("BFHX")
Forlink Technologies (Hong Kong) Ltd ("FTHK")
13.46%
5%
100%
22.73%
24.5
10%
17.8%
100%
China Liquid Chemical Exchange Co., Ltd ("CLCE")
Shandong LongDing Internet Technologies Ltd ("SDLD")
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

The exchange rates used as of December 31, 2008 and 2007 are US$1:HK$7.78:RMB6.83 and US$1:HK$7.84:RMB7.32, respectively. The weighted average rates ruling for the years ended December 31, 2008 and 2007 are US$1:HK$7.81:RMB6.91, and re US$1:HK$7.84:RMB7.60, respectively.

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

Fair Values of Financial Instruments

The carrying amounts of financial instruments (cash and cash equivalents, investments, accounts receivable and accounts payable) approximate their fair values as of December 31, 2008 and 2007 because of the relatively short-term maturity of these instruments.

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

The Company did not adopt any new share-based compensation plans in 2008. 200,000 stock options issued under the Company’s 2002 Stock Plan were exercised during the year 2008.

Advertising costs

All advertising costs incurred in the promotion of the Company’s products and services are expensed as incurred.  Advertising expenses were insignificant for 2008 and 2007.

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

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.

In May 2008, the FASB issued FAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).

In May 2008, the FASB also issued FAS 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted.

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

Senior management reviews accounts receivable from time to time to determine if any receivables will potentially be uncollectible. The Company included any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, $54,400 (2007: $48,033) for doubtful accounts as of December 31, 2008 is required.

NOTE 4 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	December 31,	December 31,
	2008	2007

Other receivables	$1,545,025	$398,085
Deposits	58,875	73,275
Prepayments	23,655	59,071

	$1,627,555	$530,431

NOTE 5 - INVENTORIES

	December 31,	December 31,
	2008	2007

Computer hardware and software	$13,335	$29,765
Work-in-progress	1,006,378	468,591

	$1,019,713	$498,356

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

As of December 31, 2008 and 2007, the amounts due to stockholders represented advances from stockholders with the amount of $378,672 and $325,251, respectively.

Related Party Transactions

	Sales		Receivable		Customer Deposit
Related	Year Ended Dec 31,		As of Dec 31,		As of Dec 31,
party	2008	2007	2008	2007	2008	2007

All China	-	$167,255	$501,642	$237,264	$48,246	$-
Guangxi Caexpo	-	4,878,812	294,262	361,203	-	-
BGXF	-	112,313	-	111,144	-
GBSEE	-	-	-	68,306	-	-
SDLD	123,619		-	-	9,752
Total	$123,619	$5,158,380	$795,904	$777,917	$57,998	$0

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET

	December 31,	December 31,
	2008	2007

Building	$213,705	$214,173
Computer and office equipment	1,060,165	1,188,353
Motor vehicles	211,698	170,999
	1,485,568	1,573,525
Less: Accumulated depreciation	(891,763)	(913,699)

	$593,805	659,826

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company. By a stockholders’ resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. In 2005, the title to the building was transferred to FTCD.

NOTE 8 - LONG TERM INVESTMENTS

	December 31,	December 31,
	2008	2007

Equity investments	$236,344	$353,776
Cost investments	4,838,278	4,559,168

	$5,074,622	4,912,944

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

On October 24, 2005, the Company set up China Liquid Chemical Exchange Company Limited, a limited liability company in PRC, and shares the risk and rewards up to the equity interest of 17.5%.  The consideration is made in form of the Company-developed “For-Online Electronic Trading System” without any cash outflow.  Therefore, the Company recorded the contribution of software at the lower of its carrying amount or fair value, and accounted for under the equity method under SOP 78-9.  As of December 31, 2008 and 2007, the Company’s share of the joint venture’s profit (loss) was $205,505 and $212,385, respectively.

On October 3, 2006, the Company acquired 22.73% of registered capital in Guangxi Caexpo International Trade and Logistics Co., Ltd. (“Guangxi Caexpo”), a private held PRC company, from Statelink International Group, Ltd., a company incorporated in the British Virgin Islands (“Statelink”). Consideration paid to Statelink for this acquisition included a cash payment of $2,557,545 (RMB 20,000,000) by BFHX and 13,000,000 shares of the Company’s restricted common stock.  The acquisition cost of the common shares issued to Statelink is based on a per share price of $0.075, which was the average market price of the Company’s common shares over a 10-day period before and after the terms of the acquisition were agreed to. The overall acquisition cost of this acquisition was $3,529,450.  The Company recorded the investment at cost because it does not have the ability to exercise significant influence over Guangxi Caexpo; in fact, Guangxi Caexpo’s strategic and business decisions are dominated by other major shareholders.

On October 12, 2006, the Company entered into a definitive agreement to acquire 12.5% of registered capital in Wuxi Stainless Steel Exchange Co., Ltd. (“Wuxi”), a private held PRC company.  In exchange for the 12.5% registered capital, the Company was to deploy a proprietary, integrated software solution (“software”), estimated at RMB 1,000,000, by reference to the similar products sold to third parties in 2006, to support Wuxi’s operations, plus RMB 250,000 cash payment to Wuxi.  In 2006, the Company contributed cash of $31,969 (RMB 250,000), the software been deployed to Wuxi in December 2006. The Company recorded the investment at cost because it does not have the ability to exercise significant influence over Wuxi.  On January 14, 2007, the Company entered into a Share Transfer Agreement with a major shareholder of Wuxi to transfer 2.5% interest in Wuxi held by the Company to the major shareholder for a cash payment of RMB 500,000.  After this transfer, the Company continues to hold a 10% equity interest in Wuxi.

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

On September 17, 2007, the Company invested $99,734 in a privately held PRC Company, Ningbo Bulk Commodities Exchange Corporation Limited (“NBBCE”), for a 25% equity interest.  The Company’s investment was made through BFHX.  The Company recorded the investment at cost as the Company does not have the ability to exercise significant influence over NBBCE because NBBCE’s strategic and business decisions are dominated by another major shareholder.

On March 20, 2008, Forlink invested $71,124 (500,000 RMB), through BFHX, in Shandong LongDong Internet Technologies Limited (“SDLD”), a PRC limited liability company, established on October 24, 2007, for a 5% equity interest.  SDLD, which commenced operations in December 2007, is in the business of providing of providing primary products e-commerce services.  The purpose of this investment is to gain cash dividends from SDLD.

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

Since December 31, 2003, the Company has conducted an annual impairment test at December 31 of each year. Based on the results of the first step of such tests, the Company believes that there was no further impairment of goodwill as of December 31, 2004, 2005, 2006, and 2007.

During 2008, especially in the last two quarters, the price of the Company’s common stock was impacted by declines in the overall financial market and had fallen to $1.20 per share at September 30, 2008, and $0.90 per share at December 31, 2008. The goodwill was determined from the difference between the fair value of the Company’s common stock and the book value of the Company’s net assets. The result of the annual impairment test for 2008 indicated that the goodwill had been impaired by the declining prices, and the fair value of common stock was much lower than the net assets of the book value.  The Company believed that the impairment was other than temporary. Based on the result of the impairment testing, the balance of $1,684,023 was written off for the year ended December 31, 2008.

NOTE 10 - OTHER PAYABLES AND ACCRUED EXPENSES

	December 31,	December 31,
	2008	2007

Other payables	$428,334	$161,846
Accrued salaries & wages	176,985	141,073
Other accrued expenses	-	447

	$605,319	$303,366

NOTE 11 - MINORITY INTEREST

The minority interest balance of $193,295 represents cash provided by minority shareholders of NNBCE.

NOTE 12 - INCOME TAX

According to the relevant PRC tax rules and regulations, FTCL, which is recognized as a New Technology Enterprise operating within a New and High Technology Development Zone, is entitled to an Enterprise Income Tax (“EIT”) rate of 15%.

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and State Tax Bureau respectively, FTCL was fully exempted from EIT for fiscal years 1999, 2000, 2001 and 2002. FTCL received a 50% EIT reduction at the rate of 7.5% for fiscal years 2003, 2004 and 2005.  As of December 31, 2008, FTCL was entitled to an EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX was fully exempted from EIT for fiscal years 2004, 2005 and 2006.  As of December 31, 2008, BFHX was entitled to an EIT rate of 7.5%.

Hong Kong profits tax is calculated at 17.5% on the estimated assessable profits of FTHK for the period. The EIT rate for FTCD, FTGX and NNBCE is 25%.  No provision for EIT and Hong Kong profits tax were made for FTCL,  FTCD, FTGX, NNBCE and FTHK as they have not gained taxable income for the periods.

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

On March 16, 2007, the 5th Plenary Session of the 10th National People's Congress passed the Corporate Income Tax Law of the PRC ("the New Corporate Income Tax Law"), which took effect on January 1, 2008.  Beginning on that date, the EIT rate is expected to gradually increase to the standard rate of 25% over a five-year transition period.  However, the New Corporate Income Tax Law does not specify how the existing preferential tax rate will gradually increase to the standard rate of 25%.  Also, under the New Corporate Income Tax Law, certain high technology enterprises will continue to be entitled to a reduced tax rate of 15%.  However, the implementation rules regarding the preferential tax policies (e.g. the details on how the taxpayer can qualify as a high-tech enterprise under the New Corporate Income Tax Law) have yet to be made public. Consequently, the Company is not able to make an estimate of the expected financial effect of the New Corporate Income Tax Law on its deferred tax assets and liabilities.  The enactment of the New Corporate Income Tax Law did not have any financial effect on the provision for income tax for the year ended December 31, 2008 and on the amounts accrued in the balance sheet in respect of current tax payable.

Reconciliation between the provision for income taxes computed by applying the statutory tax rate in Mainland China to income before income taxes and the actual provision for income taxes is as follows:

	YE 2008	YE 2007
	USD	USD
Provision of income taxes at statutory tax rate of 15%	(199,190)	227,725
Tax holidays and concessions	-	(18,214)
Effect of different tax rate of a subsidiary operating in Hong Kong	2,880	(11,115)
Permanent difference	210,879	7,066
Increase in valuation allowance	(33,529)	(186,816)
Timing different on revenue recognition & FA, etc.	28,912
Others	(336)	91
Effective tax	9,616	18,737

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

As part of the PRC government’s policy of encouraging software development in the PRC, companies that fulfill certain criteria set by the relevant authorities, and which develop their own software products and have the software products registered with the relevant authorities in the PRC, are entitled to a refund of VAT equivalent to the excess over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales).  The excess portion of the VAT is refundable and is recorded by the Company on an accrual basis. The VAT rebate included in other income was $65,561 and $98,692 for the years ended December 31, 2008 and 2007, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

During the years ended December 31, 2008 and 2007, the Company incurred lease expenses amounting to $361,336 and $489,583 respectively.  As of December 31, 2008 and 2007, the Company had commitments under non-cancelable operating leases, requiring annual minimum rentals as follows:

	December 31,	December 31,
	2008	2007
January 1, 2008 to December 31, 2008	$361,336	$351,289
January 1, 2009 to December 31, 2009	442,062	111,750
January 1, 2008 to December 31, 2010	438,809	47,931
January 1, 2010 to December 31, 2011	149,427	393
January 1, 2008 to December 31, 2012	$1,391,634	$511,363

NOTE 15 - STOCK PLAN

On August 16, 2002, the Company established the “Forlink Software Corporation, Inc. 2002 Stock Plan” (the “2002 Plan”), and reserved 8,000,000 shares of common stock for issuance under the 2002 Plan either directly as stock awards or underlying options . The board of directors would determine the terms and conditions of each option granted under the 2002 plan, which terms and conditions would be in writing and may vary from one eligible participant to another.  On August 15, 2007, the 2002 Plan expired pursuant to its terms.

The following table summarizes the activities of stock options granted under the 2002 Plan prior to its expiration:

	Number of shares	Weighted average exercise price
Granted on September 7, 2004	3,315,000	$0.10
Exercised	(15,000)	$(0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2004	3,300,000	$0.10
Exercised	(136,500)	$(0.10)
Forfeited or Cancelled	(132,500)	$(0.10)
Outstanding at December 31, 2005	3,031,000	$0.10
Exercised	0	$0.00
Forfeited or Cancelled	(1,734,000)	$(0.10)
Outstanding at December 31, 2006	1,297,000	$0.10
Exercised	(897,000)	$(0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2007	400,000	$0.10
Exercised	(200,000)	(0.10)
Forfeited or Cancelled	(200,000)	(0.10)
Outstanding at December 31, 2008	0	0.00
Fully vested and exercisable at December 31, 2008	0	$0.10

On September 7, 2004, 3,315,000 options were granted to the Company’s employees to purchase the Company’s shares of common stock, $0.001 par value, at an exercise price of $0.10 per share. Of the 3,315,000 options, 800,000 options with a 5-year vesting period were granted to an employee, and 2,515,000 options with a 3-year vesting period were granted to selected employees. Of the 2,515,000 options with the 3-year vesting period, 2,385,000 options was to expire on December 30, 2006 (the “December 2006 Options”), while the remaining 130,000 options expired on June 30, 2007 (the “June 2007 Options”).  The expiration date for 800,000 options with the 5-year vesting period is June 30, 2009 (the “June 2009 Options”).  On September 7, 2004, January 1, 2005, January 1, 2006 and January 1, 2007, 854,500 (the “December 2006 Options”), 904,500, 1,156,000 (400,000 of “June 2009 Options”; 130,000 of “ June 2007 Options”; and 626,000 of “December 2006 Options”) and 200,000 (the “June 2009 Options”) options were vested to employees respectively.  The market price of the stock as of September 7, 2004 and January 1, 2005 was $0.10 per share.  In December 2006, the Company extended the expiration date of the December 2006 Options by one month to the end of January 2007, but there was no additional compensation expense as the Company considered the amount immaterial.  On January 29, 2007, 367,000 options of the “December 2006 Options” and 400,000 of the “June 2009 options” were exercised. On July 6, 2007, 130,000 options of the “June 2007 Options” were exercised.

The following table summarizes the cumulative activities up to December 31, 2008 of the options issued under the 2002 Plan with different expiration dates:

	Granted	Exercised	Forfeited or Cancelled	Outstanding at December 31, 2008
December 2006 Options	2,385,000	518,500	1,866,500	0
June 2007 Options	130,000	130,000	0	0
June 2009 Options	800,000	600,000	200,000	0
	3,315,000	1,248,500	2,066,500	0

The weighted average fair value of the December 2006 Options, the June 2007 Options and the June 2009 Options granted on the date of grant, were $0.042, $0.046 and $0.058 per option, respectively. At December 31, 2008 all future compensation expenses were recognized.

There was no aggregate intrinsic value of options outstanding and exercisable as of December 31 2008 and December 31, 2007 The aggregate intrinsic value represents the intrinsic value, based on options with an exercise price less than the market value of the Company’s stock on December 31 2008 and December 31, 2007 which would have been received by the option holders had those option holders exercised those options at of that date.

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

NOTE 16 - CONCENTRATION OF CUSTOMERS

During the year, the following customers accounted for more than 10% of total sales:

	Years Ended
	December 31,
	2008	2007
Net sales derived from - Customer A	2,089,554	2,969,259
- Customer B	*	4,885,231
- Customer C	*	*
-Customer D	82,966	*
- Customer E	2,148,539	*

% to total net sales - Customer A	38%	33%
- Customer B	*	54%
- Customer C	*	*
-Customer D	1%
- Customer E	39%

Account receivable from - Customer A	232,750	80,933
- Customer B	*	361,203
- Customer C	50,671	515,119
-Customer D	56,681	*
- Customer E	244,657	*

% to total accounts receivable- Customer A	26%	*
- Customer B	*	23%
- Customer C	6%	33%
-Customer D	6%	*
- Customer E	27%	*

* less than 10%

Note 17 – GAIN (LOSS) PER SHARE

The Company reported a gain of $0.02 per share for the year 2007 but a loss of ($0.27) per share for the year 2008. The loss of ($0.27) per share was calculated based on the number of shares outstanding post 1:20 reverse stock split effected in February 2008. If the reverse stock split had not happened, the loss per share would be ($0.01).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and internal control over financial reporting. The evaluation was conducted under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report. In addition, no change in internal control over financial reporting occurred during the year ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of December 31, 2008.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Management’s assessment included evaluating the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.  Based on our assessment, we concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on the criteria issued by COSO in Internal Control – Integrated Framework.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our international control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

As of December 31, 2008 and as of the date of the filing of this report, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors (if applicable) were as follows:

Name	Age	Position	Since

Yi He	42	Chief Executive Officer, Chairman of the board of directors	August 2001

Hongkeung Lam	56	Chief Financial Officer, Chief Accounting Officer, Secretary and Director	August 2001

Guoliang Tian	69	Director	May 2003

Yu Fang	62	Director	May 2003

Zhenying Sun	52	Director	November 2006

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

Family Relationships

There are no family relationships between or among any of our current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.  There are no family relationships among our officers and directors and the officers and directors of our direct and indirect subsidiaries.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past five years:

(a)
Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b)	Been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(c)
Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; and

(d)
Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee and Audit Committee Financial Expert Disclosure

The Company does not have a separately designated standing audit committee at this time because it is not required to do so.  Accordingly, the Company does not have an audit committee financial expert.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the board of directors

There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.

Code of Ethics

On August 3, 2004, the board of directors established a written code of ethics that applies to the Company’s senior executive and financial officers. A copy of the code of ethics is posted on the Corporation’s web-site at www.forlink.com.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on review of copies of such reports received or written representations from certain reporting persons, the Company believes that, during the year ended December 31, 2008, all Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders were in compliance with SEC regulations.

Item 11.         Executive Compensation.

The following summary compensation table indicates the cash and non-cash compensation earned for years ended December 31, 2008 and 2007 by our Chief Executive Officer and each of our other two highest paid executives, whose total compensation exceeded $100,000 (if any) for the years ended December 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ( $)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ( $)	Total ($)
Yi He,	2008	43,407	-0-	-0-	-0-	-0-	-0-	-0-	43,407
current CEO (1)	2007	108,105	-0-	-0-	-0-	-0-	-0-	-0-	108,105

1 Yi He became the Company’s Chief Executive Officer on May 15, 2003.  Mr. He is not compensated for his services as a director of the Company.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options, unvested stock awards or equity incentive plan awards for any of the above-named executive officers outstanding as of December 31, 2008.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements with our Executive Officers

We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

Compensation of Directors

The Company paid no compensation to its directors for any services provided as a director during the year ended December 31, 2008.  There are no other formal or informal understandings or arrangements relating to compensation; however, the directors may be reimbursed for all reasonable expenses incurred by them in conducting the Company’s business.  These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage.  For the fiscal year 2008, none of the directors received reimbursement payments from the Company.

Indemnification of Officers and Directors

We are a Nevada corporation, and accordingly, we are subject to the corporate laws under the Nevada Revised Statutes. Article XII of our articles of incorporation contains the following indemnification provision for our directors and officers:

No director or officer of the Corporation shall be personally liable to the Corporation or any of its stockholders for damage for breach of fiduciary duty as a director or officer involving any act or omission of any such director or officer provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer for acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, or the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes. Any repeal or modification of this Article by the stockholders of the Corporation shall be prospective only, and shall not adversely affect any limitation on the personal liability of a director or officer of the Corporation to acts or omissions prior to such repeal or modification.

Such indemnification provision may be sufficiently broad to permit indemnification of our executive officers and directors for liabilities (including reimbursement of expenses incurred) arising under the Securities Act of 1933.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provision, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. No pending material litigation or proceeding involving our directors, executive officers, employees or other agents as to which indemnification is being sought exists, and we are not aware of any pending or threatened material litigation that may result in claims for indemnification by any of our directors or executive officers.

We do not currently carry directors’ and officers’ liability insurance covering our directors and officers, nor do we have plans to do so. Insofar as indemnification for liabilities under the Securities Act may be permitted to directors, officers, or persons controlling the Company pursuant to the foregoing provisions, we have been informed that, in the opinion of the Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 14, 2009, by: (i) each person known to beneficially own more than five percent of our common stock; (ii) each of our officers, directors and nominees for election as director; and (iii) all of our directors and executive officers as a group.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership[3]	Percentage Owned Beneficially[5]
Common Stock	Yi He1	1,290,001	27.8%
Common Stock	Hongkeung Lam[1]	525,000	11.3%
Common Stock	Guoliang Tian[1]	-0-	—
Common Stock	Yu Fang[1]	-0-	—
Common Stock	Zhenying Sun[1]	650,000[4]	14.0%
Common Stock	Jing Zeng[2]	288,000	6.2%
Common Stock	Statelink International Group, Ltd.[2]	650,000[4]	14.0%
Common Stock	All officers and directors of the Company as a group (five persons)	2,465,001	53.1%

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

5 Based upon 4,651,173 shares of Common Stock outstanding as of March 14, 2009.

Equity Compensation Plan Information

As of December 31, 2008, we did not have any equity compensation plan in effect.  The Company’s 2002 Stock Plan, which was adopted on August 16, 2002, expired as of August 15, 2007, pursuant to the terms of such plan. The plan had not been approved by our shareholders prior to its expiration.

Item 13.         Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Person

The Company, from time to time, received from or made repayments to Mr. Yi He, who is a major stockholder and our Chief Executive Officer.  The amounts due from/to stockholders do not bear any interest and do not have clearly defined terms of repayment.  The amounts due from stockholders as of December 31, 2008 and December 31, 2007, which were $75,734.26 and $237,631.08 respectively, represented travel advances to Mr. Yi He. The amounts due to stockholders as of December 31, 2008 and December 31, 2007, which were $378,672 and $325,251, respectively, represented advances from stockholders.

Other than the transactions described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons since the beginning of our last fiscal year wherein the amount involved in the transaction or a series of similar transactions exceeded $120,000.

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

Item 14.         Principal Accounting Fees and Services.

Change of Auditor

Our current principal independent auditor is Kenne Ruan, CPA, P.C. (“Kenne Ruan”), whom we engaged on January 16, 2008, after dismissal of our prior principal independent auditor, BDO McCabe Lo Limited, Certified Public Accountants (“BDO”).  BDO performed the audit for the fiscal year ended December 31, 2006 and reviewed the Company’s unaudited financial statements through the quarter ended September 30, 2007.  The following are the services provided and the amounts billed.

Audit Fees

The aggregate fees billed for professional services rendered by Kenne Ruan, CPA, P.C. for the audit of our 2008 annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-Q for fiscal year 2008 were $100,000.  The aggregate fees billed for professional services rendered by Kenne Ruan for the audit of our 2007 annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for fiscal year 2007 were $82,400.

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

There were no other fees billed by BDO during fiscal year 2007 for assurance and related services that were reasonably related to the performance of the review of the Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no fees billed for professional services rendered by Kenne Ruan for tax compliance services in fiscal years 2008 and 2007.

There were no fees billed for professional services rendered by BDO for tax compliance services in fiscal year 2007.

All Other Fees

There were no other fees billed by Kenne Ruan during the last two fiscal years for products and services provided by Kenne Ruan outside of those fees disclosed above under “Audit Fees.”

There were no other fees billed by BDO during fiscal year 2007 for products and services provided by BDO outside of BDO’s fee disclosed above under “Audit Fees.”

Pre-Approval Policy and Procedures

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by our auditors, as well as the fees charged for such services.  In reviewing the non-audit service fees and appointment of the Company’s auditors, the board of directors considered whether the provision of such services is compatible with maintaining the auditors’ independence.  All of the services provided and fees charged by our auditors were pre-approved by the board of directors.

Item 15.	Exhibits.

(1) Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8 of this report:

Report of Kenne Ruan, CPA, P.C., Independent Auditors

Consolidated Balance Sheets at December 31, 2008 and 2007

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation, as amended. (Incorporated by reference to Exhibit No. 3.1 of the Form 10-QSB for the quarter ended March 31, 2000, and filed on May 13, 2000.)

3.2	Certificate of Amendment to Increase Number of Authorized Shares of Common Stock as filed with the Nevada Secretary of State on April 4, 2007 (Filed herewith)

3.3	Certificate of Amendment to Effect a 1-for-20 Reverse Stock Split as filed with the Nevada Secretary of State on February 21, 2008 (Filed herewith)

3.4	Bylaws dated May 11, 2000. (Incorporated by reference to Exhibit No. 3.2 of the Form 10-QSB for the quarter ended March 31, 2000, and filed on May 13, 2000.)

3.5	Text of Amendment to Bylaws of Forlink Software Corporation, Inc. (Incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K filed on January 18, 2007.)

10
Transfer of “Right to Invest” and Project Cooperation Agreement dated October 3, 2006, by and between the Company and Statelink International Group, Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (file no. 000-18731) filed October 10, 2006.)

14	Code of Ethics (Filed herewith.)

21	List of Subsidiaries (Filed herewith.)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORLINK SOFTWARE CORPORATION, INC.
(Registrant)

Date: March 30, 2009	By:	/s/ Yi He
Yi He
Chief Executive Officer

Date: March 30, 2009	By:	/s/ Hongkeung Lam
Hongkeung Lam
Chief Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2009	By:	/s/ Yi He
Yi He, Director

Date: March 30, 2009	By:	/s/ Hongkeung Lam
Hongkeung Lam, Director

Date: March 30, 2009	By:	/s/ Guoliang Tian
Guoliang Tian, Director

Date: March 30, 2009	By:	/s/ Yu Fang
Yu Fang, Director

Date: March 30, 2009	By:	/s/ Zhenying Sun
Zhenying Sun, Director