Form 10-Q
period 2009-03-31
FORLINK SOFTWARE CORP INC
filed 2009-05-12
CIK 866458

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________ to ________________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer ☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☑

Number of shares of common stock outstanding as of May 11, 2009: 4,651,173

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

ii

PART I.        FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The information required by Item 1 commences on the next page.

Forlink Software Corporation, Inc.
Consolidated Balance Sheets

(Expressed in US Dollars)	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$1,982,320	$2,543,430
Accounts receivable	2,078,501	898,005
Other receivables, deposits and prepayments (Note 3)	932,738	1,627,555
Inventories (Note 4)	1,331,936	1,019,713
Deferred Taxes Assets	0	3,160

Total current assets	6,325,495	6,091,863

Property, plant and equipment (Note 6)	542,829	593,805
Long term investments (Note 7)	4,956,154	5,074,622

Total assets	$11,824,478	$11,760,290

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,441,074	$2,050,321
Amounts due to stockholders (Note 5)	395,268	378,672
Customer deposits	1,253,446	1,123,060
Other payables and accrued expenses (Note 9)	530,288	605,319
Income tax payable	0	16
Other tax payable	866,509	973,588
Deferred Taxes Debt	980	0

Total current liabilities	$5,487,565	$5,130,976

Commitments and contingencies

Minority interest (Note 9)	$177,888	$193,295

Stockholders’ equity
Common stock, par value $0.001 per share; 200,000,000 and 200,000,000 shares authorized; 4,966,173 and 4,966,173 shares issued and 4,651,173 and 4,651,173 shares outstanding, respectively	$99,322	$99,322
Treasury stock	(163,800)	(163,800)
Additional paid-in capital	10,195,678	10,195,693
Accumulated losses	(5,021,898)	(4,759,592)
Accumulated other comprehensive income	1,049,723	1,064,396

Total stockholders’ equity	$6,159,025	$6,436,019

Total liabilities and stockholders’ equity	$11,824,478	$11,760,290

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.
Consolidated Statements of Operations
(unaudited)

(Expressed in US Dollars)

	Three Months ended
	March 31,
	2009	2008

Net sales	856,903	1,657,832
Cost of sales	(596,395)	(597,700)

Gross profit	260,508	1,060,132

Selling expenses	(292,052)	(235,833)
Research and development expenses	(113,403)	(145,462)
General and administrative expenses	(217,413)	(441,858)

Total operating expenses	(622,868)	(823,153)

Operating profit/(loss)	(362,360)	(236,979)

Income from equity method investee	(8,358)	(13,629)
Income from cost method investee	7,297	0
Interest income	4,037	4,846

Other income, net	81,672	13,595

Profit / (Loss) before tax	(277,712)	241,791

Income tax	0	0
Minority interest	(15,407)	(12,702)

Net profit/(loss)	(262,305)	254,493

Profit/(loss) per share	(0.06)	0.05

Weighted average common shares outstanding -basic and diluted	4,651,173	4,641,098

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.
Consolidated Statements of Cash Flows
Increase in Cash and Cash Equivalents
(unaudited)

(Expressed in US Dollars)	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net profit/(loss)	$(262,305)	$256,624
Adjustments to reconcile net profit/(loss) to net cash provided by/(used in) operating activities
Minority interest	(15,407)
(Gain)/loss from write-off of property, plant and equipment
Depreciation of property, plant and equipment	65,162	94,355
Non-cash compensation expense	-	-
Income from equity method investee
Loss from equity method investee	8,358	13,629
Dividend received from investee	(7,297)	-
Effect of deferred taxes	23,271	739

Change in:
Accounts receivables	(28,718)	50,561
Other receivables, deposits and prepayments	(462,748)	28,561
Inventories	(314,560)	(215,683)
Accounts payable	395,451	185,239
Amounts due to stockholders	17,464	(1,233)
Customer deposits	132,959	(10,643)
Other payables and accrued expenses	(73,644)	(34,890)
Income tax payable	(16)	(1,540)
Other taxes payable	(104,848)	(19,009)

Net cash provided by/(used in) operating activities	(626,878)	346,710

Cash flows from investing activities
Purchase of long term investment
Acquisition of property, plant and equipment	5,934	(75,340)
Proceeds from disposal of long term investment	-	-
Dividend from investee	111,104	202,114

Net cash used in investing activities	117,038	126,774

Cash flows from financing activities
Repayment to short term borrowings	-	-
(Repayments to)/advances from stockholders	-	-
Proceeds from issuances of common stock under Plan 2002	-	-

Net cash provided by financing activities	-	-

Effect of exchange rate changes	(51,270)	54,581

Net increase/(decrease) in cash and cash equivalents	(561,110)	528,065

Cash and cash equivalents at beginning of period	2,543,430	2,400,901

Cash and cash equivalents at end of period	$1,982,320	$2,928,966

Supplemental disclosure of cash flow information
Income tax paid	$-	1,619
Interest paid	$-	$-

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

On October 24, 2005, the Company entered into a definitive agreement to acquire a 17.5% equity interest of China Liquid Chemical Exchange Company Limited (“CLCE”), a PRC limited liability company, in exchange for deployment of the Company’s For-online Electronic Trading System.  In early 2007, CLCE increased its share capital to $1,708,526 (RMB 13,000,000). As the Company did not subscribe for the new shares, the Company’s shareholding of CLCE was diluted and as of March 31 2009 was 13.46%. CLCE commenced operations fully in early 2007.

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

On July 12, 2007, the Company invested through FTGX, $1,063,830 (RMB 8,000,000) in Nanning Bulk Commodities Exchange Corporation Limited (“NNBCE”), a privately held PRC company, for an 80% equity interest, and NNBCE became a subsidiary of FTGX.  Set up on April 29, 2007, NNBCE commenced operations on March 28, 2008, and provides logistical e-commerce service.

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

Forlink, its subsidiaries and VIE (hereinafter collectively referred to as the “Company”), are all operating companies.  Set forth below is a diagram illustrating the Company’s corporate structure as of March 31, 2009:

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

The exchange rates used as of March 31, 2009 and December 31, 2008 are US$1:HK$7.78:RMB6.85, and US$1:HK$7.78:RMB6.83, respectively.  The weighted average rates ruling for the periods ended March 31, 2009 and March 31, 2008 are US$1:HK$7.78:RMB6.85, and US$1:HK$7.82:RMB7.04, respectively.

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

Advertising costs

All advertising costs incurred in the promotion of the Company’s products and services are expensed as incurred. Advertising expenses were insignificant for the six months ended March 31, 2009 and 2008.

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

NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	March 31,	December 31,
	2009	2008

Other receivables	$749,290	$1,545,025
Deposits	83,653	58,875
Prepayments	99,795	23,655

	$932,738	$1,627,555

Other receivables include deposits for operating leases and advances to employee for traveling outlays.

NOTE 4 - INVENTORIES

	March 31,	December 31,
	2009	2008

Computer hardware and software	$64,356	$13,335
Work-in-progress	1,267,580	1,006,378

	$1,331,936	$1,019,713

All the inventories were purchased for identified system integration contracts.

Work-in-progress includes payroll and other operating expenses associated with various contracts in progress.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company, from time to time, borrowed money from and made repayment to one major stockholder who is also a management member of the Company.  The amounts due to this stockholder do not bear any interest and do not have clearly defined terms of repayment.

As of March 31, 2009 and December 31, 2008, the amounts due to this stockholder were $395,268 and $378,672, respectively, representing advances from this stockholder for our working capital.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

	March 31,	December 31,
	2009	2008

Building	$213,705	$213,705
Computer and office equipment	1,072,308	1,060,165
Motor vehicles	211,698	211,698
	1,497,711	1,485,568
Less: Accumulated depreciation	(954,882)	(891,763)

	$542,829	593,805

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company.  By a stockholders’ resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company.  In 2005, the title to the building was transferred to Forlink Technologies (Chengdu) Limited.

NOTE 7 - LONG TERM INVESTMENTS

	March 31,	December 31,
	2009	2008

Equity investments	$123,692	$236,344
Cost investments	4,832,462	4,838,278

	$4,956,154	5,074,622

In December 2003, the Company invested $760,870 in All China Logistics Online Co., Ltd. for a 17.8% equity interest.  The Company has recorded the investment at cost because it does not have the ability to exercise significant influence over the investee.

On October 24, 2005, the Company set up China Liquid Chemical Exchange Company Limited (“CLCE”), and shares the risk and rewards up to the equity interest of 17.5%.  The consideration was made in the form of the Company-developed “For-Online Electronic Trading System” without any cash outflow.  Therefore, the Company recorded the contribution of software at the lower of its carrying amount or fair value, and accounted for under the equity method under SOP 78-9.  For the quarter ended March 31, 2009, our share of loss was 1,653,363 RMB and during the quarter we received dividends of 1,673,200 RMB from CLCE, which has been recorded in the accompanying financial statements.

On October 3, 2006, the Company acquired 22.73% of registered capital in Guangxi Caexpo International Trade and Logistics Co., Ltd. (“Guangxi Caexpo”) from Statelink International Group, Ltd. (“Statelink”).  Consideration paid to Statelink for this acquisition included a cash payment of $2,557,545 (RMB 20,000,000) by BFHX and 13,000,000 shares of the Company’s restricted common stock.  The acquisition cost of the common shares issued to Statelink is based on a per share price of $0.075, which is the average market price of the Company’s common shares over a 10-day period before and after the terms of the acquisition were agreed to.  The overall acquisition cost of this acquisition was $3,529,450.  The Company recorded the investment at cost because it does not have the ability to exercise significant influence over Guangxi Caexpo; in fact, Guangxi Caexpo’s strategic and business decisions are dominated by other major shareholders.

On October 12, 2006, the Company entered into a definitive agreement to acquire 12.5% of registered capital in Wuxi Stainless Steel Exchange Co., Ltd. (“Wuxi”). In exchange for the 12.5% registered capital, the Company was to deploy a proprietary, integrated software solution (“software”), estimated at RMB 1,000,000, by reference to the similar products sold to third parties in 2006, to support Wuxi’s operations, plus RMB 250,000 cash payment to Wuxi.  In 2006, the Company contributed cash of $31,969 (RMB 250,000), the software has been deployed to Wuxi in December 2006.  The Company recorded the investment at cost because it does not have the ability to exercise significant influence over Wuxi. On January 14, 2007, the Company entered into a Share Transfer Agreement with a major shareholder of Wuxi to transfer 2.5% interest in Wuxi held by the Company to the major shareholder for a cash payment of RMB 500,000.  After this transfer, the Company continues to hold 10% equity interest in Wuxi.

On April 29, 2007, the Company invested $138,158, Beijing GuoXin Forlink Internet Technologies Limited (“BGXF”) for a 35% equity interest.  The Company’s investment was made through BFHX.  The investment in BGXF is accounted for under the equity method of the accounting due to the Company’s significant influence over the operational and financial policies of BGXF.  On March 9, 2008, BGXF commenced operations. On October 14, 2008, BGXF increased its registered capital to RMB 4,285,700, and since we did not invest additional funds into BGXF, the ratio of our holding was diluted to a 24.5% equity interest.

On September 17, 2007, the Company invested $99,734 in Ningbo Bulk Commodities Exchange Corporation Limited (“NBBCE”) for a 25% equity interest.  The Company’s investment was made through BFHX.  The Company recorded the investment at cost because it does not have the ability to exercise significant influence over NBBCE.  In fact, NBBCE’s strategic and business decisions are dominated by another major shareholder.

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

NOTE 8 - OTHER PAYABLES AND ACCRUED EXPENSES

	March 31,	December 31,
	2009	2008

Other payables	$370,237	$428,334
Accrued salaries & wages	160,051	176,985
Other accrued expenses

	$530,288	$605,319

Other payables include wages payable to employees, rental payable, and utilities payable.

NOTE 9 - MINORITY INTEREST

The minority interest balance of $254,365 represents equity value held by minority shareholders of NNBCE.

NOTE 10 - INCOME TAX

According to the relevant PRC tax rules and regulations, FTCL, recognized as New Technology Enterprises operating within a New and High Technology Development Zone, is entitled to an Enterprise Income Tax (“EIT”) rate of 15%.

Pursuant to approval documents dated September 23, 1999 and August 2, 2000, respectively, issued by the Beijing Tax Bureau and State Tax Bureau, FTCL was fully exempted from EIT for fiscal years 1999, 2000, 2001 and 2002. FTCL received a 50% EIT reduction at the rate of 7.5% for fiscal years 2003, 2004 and 2005.  As of March 31, 2009, FTCL was entitled to an EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX was fully exempted from EIT for fiscal years 2004, 2005 and 2006.  As of March 31, 2009, BFHX was entitled to an EIT rate of 25%.

Hong Kong profits tax is calculated at 17.5% on the estimated assessable profits of FTHK for the period.  The EIT rates for FTCD, BFKT and NNBCE range from 9% to 33%.  No provision for EIT and Hong Kong profits tax were made for FTCL, BFHX, FTCD, FTGX, NNBCE and FTHK as they have not gained taxable income for the periods.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48).  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements.  Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions.  The Company classified all interest and penalties related to tax uncertainties as income tax expense.  The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities.  Audit periods remain open for review until the statute of limitations has passed.  The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes.  Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period.  As of March 31, 2009, the Company does not have any liability for uncertain tax positions.  The adoption of FIN 48 did not have a material impact on the Company’s results operations, financial position or liquidity.

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

As part of the PRC government’s policy of encouraging software development in the PRC, companies that fulfill certain criteria set by the relevant authorities, and which develop their own software products and have the software products registered with the relevant authorities in the PRC, are entitled to a refund of VAT equivalent to the excess over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales). The excess portion of the VAT is refundable and is recorded by the Company on an accrual basis.  The VAT rebate included in other income was $73,233 and $13,595 for the three months ended March 31, 2009 and 2008, respectively.

NOTE 12 – COMPREHENSIVE INCOME/(LOSS)

The components of comprehensive income/(loss) were as follows:

	Three Months Ended March 31,
	2009	2008

Net profit/(loss)	$(262,305)	$256,624
Foreign currency translation adjustment	(91,150)	264,970
Comprehensive income/(loss)	$(353,455)	$521,594

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

The following table summarizes the activity on stock options under the 2002 Plan:

	Number of shares		Weighted Average exercise price

Granted on September 7, 2004	3,315,000		$0.10
Exercised	(15,000)		$(0.10)
Forfeited or Cancelled	0		$0.00
Outstanding at December 31, 2004	3,300,000		$0.10
Exercised	(136,500)		$(0.10)
Forfeited or Cancelled	(132,500)		$(0.10)
Outstanding at December 31, 2005	3,031,000		$0.10
Exercised	0		$0.00
Forfeited or Cancelled	(1,734,000)		$(0.10)
Outstanding at December 31, 2006	1,297,000		$0.10
Exercised	(897,000)		$(0.10)
Forfeited or Cancelled	0		$0.00
Outstanding at December 31, 2007	400,000		$0.10
Exercised	(200,000	) 0	$0.00
Forfeited or Cancelled	(200,000)		$0.00
Outstanding at December 31, 2008	0		$0.00
Exercised	0		$0.00
Forfeited or Cancelled	0		$0.00
Outstanding at March 31, 2009	0		$0.00
Fully vested and exercisable at March 31, 2009	0		$0.10

On September 7, 2004, 3,315,000 options were granted to the Company’s employees to purchase the Company’s shares of common stock, $0.001 par value, at an exercise price of $0.10 per share.  Of the 3,315,000 options, 800,000 options with a 5-year vesting period were granted to an employee, and 2,515,000 options with a 3-year vesting period were granted to selected employees.  Of the 2,515,000 options with the 3-year vesting period, 2,385,000 options were to expire on December 30, 2006 (the “December 2006 Options”), while the remaining 130,000 options expired on June 30, 2007 (the “June 2007 Options”).  The expiration date for 800,000 options with the 5-year vesting period is June 30, 2009 (the “June 2009 Options”).  On September 7, 2004, January 1, 2005, January 1, 2006 and January 1, 2007, 854,500 (the “December 2006 Options”), 904,500, 1,156,000 (400,000 of “June 2009 Options”; 130,000 of “June 2007 Options”; and 626,000 of “December 2006 Options”) and 200,000 (the “June 2009 Options”) options were vested to employees respectively.  The market price of the stock as of September 7, 2004 and January 1, 2005 was $0.10 per share.  In December 2006, the Company extended the expiration date of the December 2006 Options by one month to the end of January 2007, but there was no additional compensation expense as the Company considered the amount was immaterial.  On January 29, 2007, 367,000 options of the “December 2006 Options” and 400,000 of the “June 2009 options” were exercised.  On July 6, 2007, 130,000 options of the “June 2007 Options” were exercised. On July 15, 2008, 200,000 options of “June 2009 Options” were exercised.

The following table summarizes the cumulative activities up to March 31, 2009 of the options issued under the 2002 Plan with different expiration dates:

	Granted	Exercised	Forfeited or Cancelled	Outstanding at March 31, 2009
December 2006 Options	2,385,000	518,500	1,866,500	0
June 2007 Options	130,000	130,000	0	0
June 2009 Options	800,000	600,000	200,000	0
	3,315,000	1,248,500	2,066,500	0

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

	The value of Options
	December 2006 Options	June 2007 Options	June 2009 Options

Risk-free interest rate	2.17%	2.28%	2.66%
Expected lives (in years)	1.167	1.417	2.417
Dividend yield	0%	0%	0%
Expected volatility	100%	100%	100%

NOTE 14 - CONCENTRATION OF CUSTOMERS

During the year, the following customers accounted for more than 10% of total sales:

	Three Months Ended March 31,
	2009		2008
Net sales derived from:
Customer A	446,013		1,324,298
Customer B	264,451			*
Customer C		*		*
Customer D		*		*
Customer E		*		*

% to total net sales from:
Customer A	52%		80%
Customer B	31%			*
Customer C		*		*
Customer D		*		*
Customer E		*		*

Account receivable from:
Customer A	682,199		330,078
Customer B		*		*
Customer C	550,567		236,383
Customer D		*		*
Customer E		*	376,103

% to total accounts receivable from:
Customer A	46%		21%
Customer B		*		*
Customer C	37%		15%
Customer D		*		*
Customer E		*	24%

* less than 10%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a leading provider of software solutions and information technology services in China (the “PRC” or “China”). We focus on providing Enterprise Application Integration (EAI) solutions for large companies in the telecom, finance, and logistics industries.  In May 2004, we launched For-online, which delivers enterprise applications and services over the Internet to small and medium-sized enterprises (SMEs) in China.  Since its launch, For-Online has become an important channel for delivering and distributing our products and services to more customers.  In August 2007, we launched our integrated e-business application platform For-Online 4.0, and based on this platform, we also released new versions of For-eMarket 3.0 in September 2007, ForCRM in October 2007 and ForOA in October 2007. We released For-eMarketPlace 3.1 in August 2008.

Revenues

Our business includes Forlink’s “For-series” brand software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and “For-series” related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

	Three Months Ended March 31,
	2009	2008

Sales of For-series software	$410,890	$1,371,646
as a percentage of net sales	48%	83%

For-series related system integration	$446,013	$286,186
as a percentage of net sales	52%	17%

As indicated in the foregoing table, sales of For-series software decreased by 70% to $410,890 in the first quarter of 2009 from $1,371,646 in the comparable quarter of 2008.  For-series related system integration as a percentage of net sales increased from 17% in the comparable quarter of 2008 to 52% in the first quarter of 2009. The gross margins for the three months ended March 31, 2009 and 2008 were 30% and 64%, respectively

Generally, we offer our products and services to our customers on a total-solutions basis.  Most of the contracts we undertake for our customers include revenue from hardware and software sales and professional services.

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

Taxes

According to the relevant PRC tax rules and regulations, FTCL, is recognized as New Technology Enterprises operating within a New and High Technology Development Zone, are entitled to an Enterprise Income Tax (“EIT”) rate of 15%.

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and the State Tax Bureau respectively, FTCL received full exemption from EIT for fiscal years 1999 through 2002, and a 50% EIT reduction at the rate of 7.5% for fiscal years 2003 through 2005.  As of March 31, 2009, FTCL was entitled to an EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX received full exemption from EIT for fiscal years 2004 through 2006. As of March 31, 2009, BFHX was entitled to an EIT rate of 25%.

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

Exchange rates among US$, HK$ and RMB had minimal fluctuations during the periods presented.  The rates ruling as of March 31, 2009 are US$1: HK$7.782: RMB6.849.  The weighted average rates ruling for the three months ended March 31, 2009 are US$1: HK$7.785: RMB6.852.

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

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48).  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements.  Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions.  We classified all interest and penalties related to tax uncertainties as income tax expense.  Our liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities.  Audit periods remain open for review until the statute of limitations has passed.  The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes.  Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period.  As of March 31, 2009, we do not have any liability for uncertain tax positions.  The adoption of FIN 48 did not have a material impact on our results of operations, financial position or liquidity.

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

Consolidated Results of Operations for the Three Months Ended March 31, 2009 and 2008.

Net Sales

For the three-month period ended March 31, 2009, our revenue was $856,903, a decrease of 48% from our revenue of $1,657,832 for the comparable period in 2008.  The decrease was mainly due to the decrease of software sales, although our system integration sales increased period over period.

Cost of Sales

Our cost of sales was $596,395 in the three-month period ended March 31, 2009, compared with $597,700 for the same period in 2008. Although our overall sales decreased significantly period over period, our costs of sales did not decrease correspondingly due to the increased system integration sales in 2009, which have higher cost of sales as compared to software sales.

Gross Profit

For the three-month period ended March 31, 2009, gross profit was $260,508, representing a decrease of 75% against $1,060,132 for the comparable period in 2008. This decrease was in line with the decrease in software sales for the quarter, which has a higher gross profit ratio than system integration sales.

Operating Expenses

Total operating expenses were $622,868 in the three-month period ended March 31, 2009, as compared to $823,153 for the comparable period in 2008, representing a decrease of 24%.  The overall decrease in operating expenses was mainly attributable to decreases in general and administrative expenses during the period.

Selling expenses were $292,052 in the three-month periods ended March 31, 2009, representing an increase of 24% against $235,833 for the comparable period in 2008. This increase was primarily due to our increased advertising expenses and sales efforts to market our ASP (Application Service Provider) services “For-online,” our IT outsourcing services, as well as our EAI (Enterprise Application Integration) services “For-eMarket”, “ForCRM” and “ForOA”.

Research and development expenses were $113,403 in the three-month period ended March 31, 2009, compare with $145,462 for the same period in 2008. The slight decrease is attributable to our management efforts in cost control.

General and administrative expenses were $217,413 in the three-month periods ended March 31, 2009, as compared to $441,858 for the same period in 2008, a decrease of 51%. The decrease was primarily due to our cost control efforts in office expenses.  We strengthened our budget management throughout every department of the Company and we minimized the amount of unnecessary expenses.

Operating Profit (Loss)

We recorded an operating loss $362,360 for the three-month period ended March 31, 2009, representing a decrease of 253% against the comparable period in 2008.  The decrease in operating profit for the first quarter of fiscal 2009 is in line with the decrease in software sales during the period.

Other Income

Our other income is mainly derived from a value added tax (“VAT”) refund associated with our software product sales.  Software sales in China are subject to a 17% VAT.  However, companies that develop their own software and have the software registered are generally entitled to a refund of the VAT.  If the net amount of the VAT payable exceeds 3% of software product sales, then the excess portion of the VAT is refundable to us upon our application to tax authority.  This policy is effective until 2010.  Our other income was $73,233 for the three-month period ended March 31, 2009, as compared to $13,595 for the same period in 2008, as a result of increase in VAT refund that we received from software product sales.

Liquidity and Capital Resources

For the three-month period ended March 31, 2009, we recorded a net loss of $262,305, or basic and diluted loss of $0.06 per share, compared to a net profit of $254,493, or basic and diluted profit of $0.05 per share, for the same period of 2008.  Our capital requirements are primarily working capital requirements related to costs of hardware for network solution projects and costs associated with the expansion of our business.  In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to our hardware vendors are due.  However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements.  We have historically financed our working capital and other financing requirements through careful management of our billing cycle and, to a limited extent, bank loans.

Our accounts receivable balance at March 31, 2009 was $2,078,501, as compared to $898,005 at December 31, 2008. The increase of almost $1.2 million was due to the reclassification of receivables from Other Receivable to Accounts Receivable.

Our inventory position at the end of the first quarter of fiscal 2009 was $1,331,936, as compared to $1,019,713 at December 31, 2008.  This increase is mainly due to an increase in the number of projects that were not completed at the end of the quarter and remain work-in-progress (WIP).

We ended the first quarter of fiscal 2009 with a cash position of $1,982,320.  We had a negative operating cash flow of $626,878, primarily due to the following changes: an increase of approximate $314,560 in inventories and a net loss of $262,305.The increase in inventories should have a positive impact on our future cash flow.

Although our revenues and operating results for any period are not necessarily indicative of future periods, we anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through 2009.  We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict.  If we do need to raise additional funds, we expect to raise those funds through new issuances of shares of our equity securities in one or more public offerings or private placements, or through credit facilities extended by lending institutions.

Off-Balance Sheet Arrangements

As of March 31, 2009, we had not entered into any off-balance sheet arrangements with any individuals or entities.

Contractual Obligations

As of March 31, 2009, we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

Date	Rent Payment Due
April 1, 2009 to March 31, 2010	$498,699
April 1, 2009 to March 31, 2011	$432,321

Related Party Transactions

The Company, from time to time, received from or made repayments to one major stockholder who is also a management member of the Company. The amounts due from/to this stockholder do not bear any interest and do not have clearly defined terms of repayment.

As of March 31, 2009 and December 31, 2008, the amounts due to this stockholder were $395,268 and $378,672 respectively, representing advances from this stockholder.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated our disclosure controls and procedures and internal control over financial reporting.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our CEO and CFO concluded that as of March 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CURRENCY EXCHANGE RATE RISK DUE TO FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN U.S. DOLLARS AND RENMINBI

The functional currency of our operations is Renminbi and our financial statements are expressed in U.S. dollars. As a result, we are subject to the effects of exchange rate fluctuations between these currencies. On January 1, 1994, a unitary exchange rate system was implemented in China and the official bank exchange rate for translation of Renminbi to U.S. dollars was set to US$1 to RMB8.28. However, in July 2005, the Chinese government announced that it would no longer peg its currency exclusively to US Dollar but instead would switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies determined by the People’s Bank of China. The exchange rate of RMB to US$ changed from RMB8.28 to RMB8.11 in late July 2005, and the exchange rate at March 31, 2009 is RMB6.85. Any future devaluation of the Renminbi against the U.S. dollars may have an adverse effect on our reported net income.  As our operations are conducted in the PRC, substantially all our revenues, expenses, assets and liabilities are denominated in Renminbi.  In general, our exposure to foreign exchange risks should be limited.  However, the value in our shares may be affected by the foreign exchange rate between the U.S. dollar and the Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, a decline in the value of Renminbi could reduce the U.S. dollar equivalent of the value of the earnings from, and our investment in, our subsidiaries in the PRC; while an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China.  Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion.  We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce risks.

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

FORLINK SOFTWARE CORPORATION, INC.

Date: May 12, 2009	By:	/s/ Yi He
Yi He
Chief Executive Officer

Date: May 12, 2009	By:	/s/ Hongkeung Lam
Hongkeung Lam
Chief Financial and Accounting Officer