Form 10-Q
period 2009-06-30
FORLINK SOFTWARE CORP INC
filed 2009-08-12
CIK 866458

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to ___________.

Commission File Number 0-18731

Forlink Software Corporation, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0438458 (I.R.S. employer identification number)

Shenzhou Mansion 9F, ZhongGuanCun South Street, No. 31,
Haidian District, Beijing, China   100081
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

Number of shares of common stock outstanding as of August 11, 2009: 4,651,173

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

Forlink Software Corporation, Inc.
Consolidated Balance Sheets

(Expressed in US Dollars)
	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$1,187,759	$2,543,430
Accounts receivable	1,862,225	898,005
Other receivables, deposits and prepayments (Note 3)	915,648	1,627,555
Inventories (Note 4)	950,077	1,019,713
Deferred Taxes Assets	115	3,160

Total current assets	4,915,824	6,091,863

Property, plant and equipment (Note 6)	488,421	593,805
Long term investments (Note 7)	4,985,405	5,074,622

Total assets	$10,389,650	$11,760,290

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,963,004	$2,050,321
Amounts due to stockholders (Note 5)	405,573	378,672
Customer deposits	989,750	1,123,060
Other payables and accrued expenses (Note 9)	632,490	605,319
Income tax payable	0	16
Other tax payable	932,125	973,588
Deferred Taxes Debt	0	0

Total current liabilities	$4,922,942	$5,130,976

Commitments and contingencies

Minority interest (Note 9)	$159,234	$193,295

Stockholders’ equity
Common stock, par value $0.001 per share;
200,000,000 and 200,000,000 shares authorized;
4,966,173 and 4,966,173 shares issued and 4,651,173 and 4,651,173 shares outstanding, respectively	$99,322	$99,322
Treasury stock	(163,800)	(163,800)
Additional paid-in capital	10,195,693	10,195,693
Accumulated losses	(5,875,274)	(4,759,592)
Accumulated other comprehensive income	1,051,533	1,064,396

Total stockholders’ equity	$5,307,474	$6,436,019

Total liabilities and stockholders’ equity	$10,389,650	$11,760,290

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.
Consolidated Statements of Operations
(unaudited)

(Expressed in US Dollars)

	Three Months ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	967,451	1,336,067	1,824,354	2,993,899
Cost of sales	(882,426)	(221,774)	(1,478,821)	(819,474)

Gross profit	85,025	1,114,293	345,533	2,174,425

Selling expenses	(320,476)	(471,064)	(612,528)	(706,593)
Research and development expenses	(371,336)	(160,334)	(484,739)	(305,796)
General and administrative expenses	(275,064)	(598,104)	(492,477)	(1,039,962)

Total operating expenses	(966,876)	(1,229,502)	(1,589,744)	(2,052,655)

Operating profit/(loss)	(881,851)	(115,209)	(1,244,211)	121,770

Income from equity method investee	28,687	21,459	20,329	7,830
Income from cost method investee	7	242,946	7,304	242,946
Interest income	2,798	4,428	6,835	9,274

Other income, net	7,087	55	88,759	13,634

Profit / (Loss) before tax	(843,272)	153,679	(1,120,984)	395,454

Income tax	(28,758)	(8,454)	(28,758)	(8,454)
Minority interest	(18,654)	(24,622)	(34,061)	(37,324)

Net profit/(loss)	(853,376)	169,847	(1,115,681)	424,324

Profit/(loss) per share	(0.18)	0.04	(0.24)	0.09

Weighted average common shares outstanding -basic and diluted	4,651,173	4,641,098	4,651,173	4,641,098

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.
Consolidated Statements of Cash Flows
Increase in Cash and Cash Equivalents
(unaudited)

(Expressed in US Dollars)	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net profit/(loss)	$(1,115,681)	$424,324
Adjustments to reconcile net profit/(loss) to
net cash provided by/(used in) operating activities
Minority interest	(34,061)	(37,324)
(Gain)/loss from write-off of property, plant and equipment
Depreciation of property, plant and equipment	125,420	122,621
Non-cash compensation expense	-	-
Income from equity method investee
Loss from equity method investee	(20,329)	(7,830)
Dividend received from investee	(7,304)	(242,946)
Effect of deferred taxes	22,197	8,622

Change in:
Accounts receivables	(965,414)	208,478
Other receivables, deposits and prepayments	709,743	(4,622)
Inventories	68,280	(436,386)
Accounts payable	(84,591)	(18,370)
Amounts due to stockholders	27,404	33,239
Customer deposits	(131,817)	(930,087)
Other payables and accrued expenses	27,976	(64,248)
Income tax payable	(16)	(1,641)
Other taxes payable	(40,169)	(11,617)

Net cash provided by/(used in) operating activities	(1,418,362)	(957,787)

Cash flows from investing activities
Purchase of long term investment
Acquisition of property, plant and equipment	13,608	(67,308)
Proceeds from disposal of long term investment	-	-
Dividend from investee	111,211	450,373

Net cash used in investing activities	124,819	383,065

Cash flows from financing activities
Repayment to short term borrowings	-	-
(Repayments to)/advances from stockholders	-	-
Proceeds from issuances of common stock under Plan 2002	-	-

Net cash provided by financing activities	-	-

Effect of exchange rate changes	(62,128)	265,465

Net increase/(decrease) in cash and cash equivalents	(1,355,671)	(309,257)

Cash and cash equivalents at beginning of period	2,543,430	2,400,901

Cash and cash equivalents at end of period	$1,187,759	$2,091,644

Supplemental disclosure of cash flow information
Income tax paid	$(28,755)	(1,641)
Interest paid	$-	$-

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

On October 24, 2005, the Company entered into a definitive agreement to acquire a 17.5% equity interest of China Liquid Chemical Exchange Company Limited (“CLCE”), a PRC limited liability company, in exchange for deployment of the Company’s For-online Electronic Trading System.  In early 2007, CLCE increased its share capital to $1,708,526 (RMB 13,000,000). As the Company did not subscribe for the new shares, the Company’s shareholding of CLCE was diluted and as of June 30 2009 was 13.46%. CLCE commenced operations fully in early 2007.

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

On October 12, 2006, the Company invested $31,969 (RMB 250,000) in Wuxi Stainless Steel Exchange Co., Ltd. (“Wuxi Exchange”), a PRC limited liability company, and deployed a proprietary, integrated software solution to support Wuxi Exchange’s operations in December 2006, for a 12.5% equity interest. On January 14, 2007, the Company entered into an agreement with a major shareholder of Wuxi Exchange to transfer 2.5% of the Company’s interest in Wuxi Exchange to the major shareholder for a cash payment of RMB 500,000.

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

Forlink, its subsidiaries and VIE (hereinafter collectively referred to as the “Company”), are all operating companies.  Set forth below is a diagram illustrating the Company’s corporate structure as of June 30, 2009:

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

The exchange rates used as of June 30, 2009 and December 31, 2008 are US$1:HK$7.78:RMB6.85, and US$1:HK$7.78:RMB6.83, respectively.  The weighted average rates ruling for the periods ended June 30, 2009 and June 30, 2008 are US$1:HK$7.78:RMB6.85, and US$1:HK$7.83:RMB7.02, respectively.

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

Property, Plant, Equipment and Depreciation

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follows:

Estimated useful life (in years)

Building	20
Computer equipment	3
Office equipment	5
Motor vehicle	10

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

Fair Values of Financial Instruments

The carrying amounts of financial instruments (cash and cash equivalents, investments, accounts receivable and accounts payable) approximate their fair values as of June 30, 2009 and December 31, 2008 because of the relatively short-term maturity of these instruments.

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

Advertising costs

All advertising costs incurred in the promotion of the Company’s products and services are expensed as incurred. Advertising expenses were insignificant for the six months ended June 30, 2009 and 2008.

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

In April 2009, the FASB issued FAS 164, “Not-for-Profit Entities: Mergers and Acquisitions—Including an amendment of FASB Statement No. 142”. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.

In May 2009, the FASB issued FAS 165, “Subsequent Events” The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”, FAS 167, “Amendments to FASB Interpretation No. 46(R)” and FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”.

The Company does not anticipate that the adoption of these statements will have a material effect on the Company's financial condition and results of operations.

NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	June 30,	December 31,
	2009	2008

Other receivables	$802,536	$1,545,025
Deposits	68,545	58,875
Prepayments	44,567	23,655

	$915,648	$1,627,555

Other receivables include deposits for operating leases and advances to employee for traveling outlays.

NOTE 4 - INVENTORIES

	June 30,	December 31,
	2009	2008

Computer hardware and software	$468	$13,335
Work-in-progress	949,609	1,006,378

	$950,077	$1,019,713

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

As of June 30, 2009 and December 31, 2008, the amounts due to this stockholder were $405,573 and $378,672, respectively, representing advances from this stockholder for our working capital.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

	June 30,	December 31,
	2009	2008

Building	$213,705	$213,705
Computer and office equipment	1,079,015	1,060,165
Motor vehicles	211,698	211,698
	1,504,418	1,485,568
Less: Accumulated depreciation	(1,015,997)	(891,763)

	$488,421	593,805

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company.  By a stockholders’ resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company.  In 2005, the title to the building was transferred to FTCD.

NOTE 7 - LONG TERM INVESTMENTS

	June 30,	December 31,
	2009	2008

Equity investments	$152,400	$236,344
Cost investments	4,833,005	4,838,278

	$4,985,405	5,074,622

The Company has recorded its investment for 17.8% equity interest of All China Logistics at cost because it does not have the ability to exercise significant influence over the investee.

The Company’s investment for 17.5% of CLCE was made in the form of the Company-developed “For-Online Electronic Trading System” without any cash outflow.  Therefore, the Company has recorded the contribution of software at the lower of its carrying amount or fair value, and accounted for under the equity method under SOP 78-9.  For the quarter ended June 30, 2009, our share of profit was 284,740 RMB, which has been recorded in the accompanying financial statements.

The Company’s acquisition of 22.73% of registered capital in Guangxi Caexpo included a cash payment of $2,557,545 (RMB 20,000,000) by BFHX and 13,000,000 shares of the Company’s restricted common stock.  The acquisition cost of the common shares issued is based on a per share price of $0.075, which is the average market price of the Company’s common shares over a 10-day period before and after the terms of the acquisition were agreed to.  The overall acquisition cost of this acquisition was $3,529,450.  The Company recorded the investment at cost because it does not have the ability to exercise significant influence over Guangxi Caexpo; in fact, Guangxi Caexpo’s strategic and business decisions are dominated by other major shareholders.

In exchange for 12.5% registered capital of Wuxi Exchange, the Company contributed cash of $31,969 (RMB 250,000), and deployed a proprietary, integrated software solution estimated at RMB 1,000,000 to support Wuxi Exchange’s operations.  The Company recorded the investment at cost because it does not have the ability to exercise significant influence over Wuxi. On January 14, 2007, the Company entered into a Share Transfer Agreement with a major shareholder of Wuxi to transfer 2.5% interest in Wuxi held by the Company to the shareholder for a cash payment of RMB 500,000.  After this transfer, the Company continues to hold 10% equity interest in Wuxi.

The Company’s investment for 35% equity interest of BGXF is accounted for under the equity method of the accounting due to the Company’s significant influence over the operational and financial policies of BGXF.  On March 9, 2008, BGXF commenced operations. On October 14, 2008, BGXF increased its registered capital to RMB 4,285,700, and since we did not invest additional funds into BGXF, the ratio of our holding was diluted to a 24.5% equity interest.

The Company’s investment for 25% equity interest of NBBCE is recorded at cost because the Company does not have the ability to exercise significant influence over NBBCE.  In fact, NBBCE’s strategic and business decisions are dominated by another major shareholder.

The Company’s investment for 5% of SDLD is recorded at cost because the Company does not have the ability to exercise significant influence over SDLD.

NOTE 8 - OTHER PAYABLES AND ACCRUED EXPENSES

	June 30,	December 31,
	2009	2008

Other payables	$416,674	$428,334
Accrued salaries & wages	215,816	176,985

	$632,490	$605,319

Other payables include wages payable to employees, rental payable, and utilities payable.

NOTE 9 - MINORITY INTEREST

The minority interest balance of $159,234 represents equity value held by minority shareholders of NNBCE.

NOTE 10 - INCOME TAX

According to the relevant PRC tax rules and regulations, FTCL, recognized as New Technology Enterprises operating within a New and High Technology Development Zone, is entitled to an Enterprise Income Tax (“EIT”) rate of 15%.

Pursuant to approval documents dated September 23, 1999 and August 2, 2000, respectively, issued by the Beijing Tax Bureau and State Tax Bureau, FTCL was fully exempted from EIT for fiscal years 1999, 2000, 2001 and 2002. FTCL received a 50% EIT reduction at the rate of 7.5% for fiscal years 2003, 2004 and 2005.  As of June 30, 2009, FTCL was entitled to an EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX was fully exempted from EIT for fiscal years 2004, 2005 and 2006.  As of June 30, 2009, BFHX was entitled to an EIT rate of 25%.

Hong Kong profits tax is calculated at 17.5% on the estimated assessable profits of FTHK for the period.  The EIT rates for FTCD, BFKT and NNBCE range from 9% to 33%.  No provision for EIT and Hong Kong profits tax were made for FTCL, BFHX, FTCD, FTGX, NNBCE and FTHK as they have not gained taxable income for the periods.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48).  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements.  Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions.  The Company classified all interest and penalties related to tax uncertainties as income tax expense.  The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities.  Audit periods remain open for review until the statute of limitations has passed.  The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes.  Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period.  As of June 30, 2009, the Company does not have any liability for uncertain tax positions.  The adoption of FIN 48 did not have a material impact on the Company’s results operations, financial position or liquidity.

On March 16, 2007, the 5th Plenary Session of the 10th National People's Congress passed the Corporate Income Tax Law of the PRC (the "Corporate Income Tax Law"), which took effect on January 1, 2008. Beginning on that date, the EIT rate is to gradually increase to the standard rate of 25% over a five-year transition period.  However, the Corporate Income Tax Law does not specify how the existing preferential tax rate will gradually increase to the standard rate of 25%.  Also, under the Corporate Income Tax Law, certain high technology enterprises would continue to be entitled to a reduced tax rate of 15%. The Company was designated as a high technology enterprise under the Corporate Income Tax Law on December 28, 2008.  The enactment of the Corporate Income Tax Law is not expected to have any financial effect on the amounts accrued in the balance sheet in respect of current tax payable.

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

As part of the PRC government’s policy of encouraging software development in the PRC, companies that fulfill certain criteria set by the relevant authorities, and which develop their own software products and have the software products registered with the relevant authorities in the PRC, are entitled to a refund of VAT equivalent to the excess over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales). The excess portion of the VAT is refundable and is recorded by the Company on an accrual basis.  The VAT rebate included in other income was $7,087 and $55 for the three months ended June 30, 2009 and 2008, respectively.

NOTE 12 – COMPREHENSIVE INCOME/(LOSS)

The components of comprehensive income/(loss) were as follows:

	Three Months Ended June 30,
	2009	2008

Net profit/(loss)	$(853,376)	$169,847
Foreign currency translation adjustment	78,287	160,669
Comprehensive income/(loss)	$(775,089)	$352,506

NOTE 13 - STOCK PLAN

On August 16, 2002, the Company established a plan of stock-based compensation incentives for selected eligible participants of the Company and its affiliated corporations known as the “Forlink Software Corporation, Inc. 2002 Stock Plan” (the “2002 Plan”).  The total number of shares of common stock reserved for issuance by Forlink either directly as stock awards or underlying options granted under the 2002 Plan shall not be more than 8,000,000. Under the terms of the 2002 Plan, options can be issued to purchase shares of Forlink’s common stock.  The Board of Directors shall determine the terms and conditions of each option granted to eligible participants, which terms shall be set forth in writing.  The terms and conditions so set by the Board of Directors may vary from one eligible participant to another.

The following table summarizes the activity on stock options under the 2002 Plan:

	Number of shares	Weighted average exercise price

Granted on September 7, 2004	3,315,000	$0.10
Exercised	(15,000)	$(0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2004	3,300,000	$0.10
Exercised	(136,500)	$(0.10)
Forfeited or Cancelled	(132,500)	$(0.10)
Outstanding at December 31, 2005	3,031,000	$0.10
Exercised	0	$0.00
Forfeited or Cancelled	(1,734,000)	$(0.10)
Outstanding at December 31, 2006	1,297,000	$0.10
Exercised	(897,000)	$(0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2007	400,000	$0.10
Exercised	(200,000)	$0.00
Forfeited or Cancelled	(200,000)	$0.00
Outstanding at December 31, 2008	0	$0.00
Exercised	0	$0.00
Forfeited or Cancelled	0	$0.00
Outstanding at June 30, 2009	0	$0.00
Fully vested and exercisable at June 30, 2009	0	$0.10

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

The following table summarizes the cumulative activities up to June 30, 2009 of the options issued under the 2002 Plan with different expiration dates:

	Granted	Exercised	Forfeited or Cancelled	Outstanding at June 30, 2009
December 2006 Options	2,385,000	518,500	1,866,500	0
June 2007 Options	130,000	130,000	0	0
June 2009 Options	800,000	600,000	200,000	0
	3,315,000	1,248,500	2,066,500	0

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

	The value of Options
	December 2006 Options	June 2007 Options	June 2009 Options

Risk-free interest rate	2.17%	2.28%	2.66%
Expected lives (in years)	1.167	1.417	2.417
Dividend yield	0%	0%	0%
Expected volatility	100%	100%	100%

NOTE 14 - CONCENTRATION OF CUSTOMERS

During the year, the following customers accounted for more than 10% of total sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales derived from:
Customer A	216,922	*	663,365	1,345,938
Customer B	*	*	264,706	*
Customer C	*	*	*	*
Customer D	*	*	*	*
Customer E	*	1,236,467	*	1,330,769

% to total net sales from:
Customer A	22%	*	36%	45%
Customer B	*	*	15%	*
Customer C	*	*	*	*
Customer D	*	*	*	*
Customer E	*	94%	*	44%

Account receivable from:
Customer A			271,720	213,793
Customer B			603,374	384,863
Customer C			550,663	630,010
Customer D			*	193,228
Customer E			*	*

% to total accounts receivable from:
Customer A			15%	14%
Customer B			32%	25%
Customer C			30%	42%
Customer D			*	13%
Customer E			*	*

* less than 10%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a leading provider of software solutions and information technology services in China (the “PRC” or “China”). We focus on providing Enterprise Application Integration (EAI) solutions for large companies in the telecom, finance, and logistics industries.  In May 2004, we launched For-online, which delivers enterprise applications and services over the Internet to small and medium-sized enterprises (SMEs) in China.  Since its launch, For-Online has become an important channel for delivering and distributing our products and services to more customers.  In August 2007, we launched our integrated e-business application platform For-Online 4.0, and based on this platform, we also released new versions of For-eMarket 3.0 in September 2007, ForCRM in October 2007 and ForOA in October 2007. We released For-eMarketPlace 3.1 in August 2008. We released Forlink-RMIS 1.0 in April 2009.

Revenues

Our business includes Forlink’s “For-series” brand software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and “For-series” related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

	Three Months Ended June 30,
	2009	2008

Sales of For-series software	$854,206	$1,271,727
as a percentage of net sales	88%	95%

For-series related system integration	$113,245	$64,340
as a percentage of net sales	12%	5%

As indicated in the foregoing table, sales of For-series software decreased by 33% to $854,206 in the second quarter of 2009 from $1,371,646 in the comparable quarter of 2008.  For-series related system integration as a percentage of net sales increased from 5% in the comparable quarter of 2008 to 12% in the second quarter of 2009. The gross margins for the three months ended June 30, 2009 and 2008 were 9% and 83%, respectively

Generally, we offer our products and services to our customers on a total-solutions basis.  Most of the contracts we undertake for our customers include revenue from hardware and software sales and professional services.

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

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and the State Tax Bureau respectively, FTCL received full exemption from EIT for fiscal years 1999 through 2002, and a 50% EIT reduction at the rate of 7.5% for fiscal years 2003 through 2005.  As of June 30, 2009, FTCL was entitled to an EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX received full exemption from EIT for fiscal years 2004 through 2006. As of June 30, 2009, BFHX was entitled to an EIT rate of 25%.

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

Exchange rates among US$, HK$ and RMB had minimal fluctuations during the periods presented.  The rates ruling as of June 30, 2009 are US$1: HK$7.781: RMB6.848.  The weighted average rates ruling for the three months ended June 30, 2009 are US$1: HK$7.783: RMB6.845.

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

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48).  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements.  Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions.  We classified all interest and penalties related to tax uncertainties as income tax expense.  Our liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities.  Audit periods remain open for review until the statute of limitations has passed.  The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes.  Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period.  As of June 30, 2009, we do not have any liability for uncertain tax positions.  The adoption of FIN 48 did not have a material impact on our results of operations, financial position or liquidity.

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

Consolidated Results of Operations for the Three Months Ended June 30, 2009 and 2008.

Net Sales

For the three-month period ended June 30, 2009, our revenue was $967,451, a decrease of 28% from our revenue of $1,336,067 for the comparable period in 2008.  The decrease was mainly due to the decrease of software sales, although our system integration sales increased period over period.

Cost of Sales

Our cost of sales was $882,426 in the three-month period ended June 30, 2009, representing an increase of 298% compared with $221,774 for the same period in 2008. Although our overall sales decreased period over period, our costs of sales increased significantly as a result of new software projects, which costs are higher than those of existing software products. For the three months ended June 30, 2009, we had two new software projects, with costs of $500,340, accounting for 57% of the cost of sales for the period.

Gross Profit

For the three-month period ended June 30, 2009, gross profit was $85,025 representing a decrease of 92% against $1,114,293 for the comparable period in 2008. This decrease was in line with a decrease in software sales for the quarter, which has a higher gross profit ratio than system integration sales.

Operating Expenses

Total operating expenses were $966,876 in the three-month period ended June 30, 2009, as compared to $1,229,502 for the comparable period in 2008, representing a decrease of 21%.  The overall decrease in operating expenses was mainly attributable to decreases in general and administrative expenses during the period.

Selling expenses were $320,476 in the three-month periods ended June 30, 2009, representing a decrease of 32% against $471,064 for the comparable period in 2008. This decrease was primarily due to our decreased advertising expenses.

Research and development expenses were $371,336 in the three-month period ended June 30, 2009, representing an increase of 132% compare with $160,334 for the same period in 2008. The increase is attributable to our increased capital input on research and development for new projects.

General and administrative expenses were $275,064 in the three-month periods ended June 30, 2009, as compared to $598,104 for the same period in 2008, a decrease of 54%. The decrease was primarily due to our cost control efforts in office expenses.  We strengthened our budget management throughout every department of the Company and we minimized the amount of unnecessary expenses.

Operating Profit (Loss)

We recorded an operating loss $885,851 for the three-month period ended June 30, 2009, representing a decrease of 665% against the comparable period in 2008.  The decrease in operating profit for the second quarter of fiscal 2009 is in line with the decrease in gross profit as a result of the two new software projects during the period.

Other Income

Our other income is mainly derived from a value added tax (“VAT”) refund associated with our software product sales.  Software sales in China are subject to a 17% VAT.  However, companies that develop their own software and have the software registered are generally entitled to a refund of the VAT.  If the net amount of the VAT payable exceeds 3% of software product sales, then the excess portion of the VAT is refundable to us upon our application to tax authority.  This policy is effective until 2010.  Our other income was $7,087 for the three-month period ended June 30, 2009, representing an increase of 12,785% as compared to $55 for the same period in 2008, as a result of increase in VAT refund that we received from software product sales.

Consolidated Results of Operations for the Six Months Ended June 30, 2009 and 2008.

Net Sales

For the six-month period ended June 30, 2009, our revenue was $1,824,354, a decrease of 39% from our revenue of $2,993,899 for the comparable period in 2008.  The decrease was mainly due to decreased software sales.

Cost of Sales

Our cost of sales was $1,478,821 in the six-month period ended June 30, 2009, representing an increase of 80% against the comparable period in 2008.  The increase was the result of new software projects, which costs are higher than those of existing software products.  For the six months ended June 30, 2009, we had two new software projects, with costs of $500,340, accounting for 34% of the cost of sales for the period.

Gross Profit

For the six-month period ended June 30, 2009, gross profit was $345,533, representing a decrease of 84% against the comparable period in 2008.  This decrease was in line with a decrease in software sales for the period, which has a higher gross profit ratio than hardware sales.

Operating Expenses

Total operating expenses were $1,589,744 in the six-month period ended June 30, 2009, representing a decrease of 23% against the comparable period in 2008.  The overall decrease in operating expenses was mainly attributable to decreases in general and administrative expenses during the period.

Selling expenses were $612,528 in the six-month periods ended June 30, 2009, representing a decrease of 13% against the comparable period in 2008. This decrease was primarily due to our cost control efforts.

Research and development expenses were $484,739 in the six-month period ended June 30, 2009, representing an increase of 59% against the comparable period in 2008. The increase was due to our increased capital input on research and development for new projects.

General and administrative expenses were $492,477 in the six-month periods ended June 30, 2008, representing a decrease of 53% against the comparable period in 2007. The decrease was primarily due to our cost control efforts in office expenses. We strengthened our budget management throughout every department of the Company and we minimized the amount of unnecessary expenses.

Operating Profit (Loss)

We recorded an operating loss $1,244,211 for the six-month period ended June 30, 2009, representing a decrease of 1,122% against the comparable period in 2008.  The decrease in operating profit for the first six months of fiscal 2009 is attributable to a decrease in gross profit as a result of the two new software projects during the period.

Other Income

Our other income was $88,759 for the six-month period ended June 30, 2009, representing an increase of 551% as compared to $13,634 for the comparable period in 2008. The increase was due to an increase in VAT refund we received for the six-month period ended June 30, 2009.

Liquidity and Capital Resources

For the six-month period ended June 30, 2009, we recorded a net loss of $1,115,681, or basic and diluted loss of $0.24 per share, compared to a net profit of $424,324, or basic and diluted profit of $0.09 per share, for the same period of 2008.  Our capital requirements are primarily working capital requirements related to costs of hardware for network solution projects and costs associated with the expansion of our business.  In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to our hardware vendors are due.  However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements.  We have historically financed our working capital and other financing requirements through careful management of our billing cycle and, to a limited extent, bank loans.

Our accounts receivable balance at June 30, 2009 was $1,862,225, as compared to $898,005 at December 31, 2008. The increase of almost $1 million was due to the reclassification of receivables from Other Receivable to Accounts Receivable.

Our inventory position at the end of the second quarter of fiscal 2009 was $950,077, as compared to $1,019,713 at December 31, 2008.  This slight decrease is mainly due to the decrease in the number of projects that were not completed at the end of the quarter and remain work-in-progress (WIP).

At June 30, 2009, we had cash position of $1,187,759.  We had a negative operating cash flow of $1,418,362, primarily due to the net loss of $1,115,681.

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

Off-Balance Sheet Arrangements

As of June 30, 2009, we had not entered into any off-balance sheet arrangements with any individuals or entities.

Contractual Obligations

As of June 30, 2009, we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

Date	Rent Payment Due
July 1, 2009 to June 30, 2010	$469,577
July 1, 2010 to June 30, 2011	$319,345

Related Party Transactions

The Company, from time to time, received from or made repayments to one major stockholder who is also a management member of the Company. The amounts due from/to this stockholder do not bear any interest and do not have clearly defined terms of repayment.

As of June 30, 2009 and December 31, 2008, the amounts due to this stockholder were $405,573 and $378,672 respectively, representing advances from this stockholder.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated our disclosure controls and procedures and internal control over financial reporting.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our CEO and CFO concluded that as of June 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CURRENCY EXCHANGE RATE RISK DUE TO FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN U.S. DOLLARS AND RENMINBI

The functional currency of our operations is Renminbi and our financial statements are expressed in U.S. dollars. As a result, we are subject to the effects of exchange rate fluctuations between these currencies. On January 1, 1994, a unitary exchange rate system was implemented in China and the official bank exchange rate for translation of Renminbi to U.S. dollars was set to US$1 to RMB8.28. However, in July 2005, the Chinese government announced that it would no longer peg its currency exclusively to US Dollar but instead would switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies determined by the People’s Bank of China. The exchange rate of RMB to US$ changed from RMB8.28 to RMB8.11 in late July 2005, and the exchange rate at June 30, 2009 is RMB6.85. Any future devaluation of the Renminbi against the U.S. dollars may have an adverse effect on our reported net income.  As our operations are conducted in the PRC, substantially all our revenues, expenses, assets and liabilities are denominated in Renminbi.  In general, our exposure to foreign exchange risks should be limited.  However, the value in our shares may be affected by the foreign exchange rate between the U.S. dollar and the Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, a decline in the value of Renminbi could reduce the U.S. dollar equivalent of the value of the earnings from, and our investment in, our subsidiaries in the PRC; while an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China.  Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion.  We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce risks.

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

FORLINK SOFTWARE CORPORATION, INC.

Date: August 12, 2009	By:	/s/ Yi He
Yi He
Chief Executive Officer

Date: August 12, 2009	By:	/s/ Hongkeung Lam
Hongkeung Lam
Chief Financial and Accounting Officer