Form 10-Q
period 2009-09-30
FORLINK SOFTWARE CORP INC
filed 2009-11-09
CIK 866458

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______.

Commission File Number 0-18731

Forlink Software Corporation, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	98-0398666
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Shenzhou Mansion 9F, ZhongGuanCun South Street, No. 31,
Haidian District, Beijing, China   100081
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

Number of shares of common stock outstanding as of November 6, 2009: 4,651,173

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update this forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Form 10-Q. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

ii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The information required by Item 1 commences on the next page.

Forlink Software Corporation, Inc.
Consolidated Balance Sheets

(Expressed in US Dollars)	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$970,930	$2,543,430
Accounts receivable	1,767,636	898,005
Other receivables, deposits and prepayments (Note 3)	886,676	1,627,555
Inventories (Note 4)	1,206,655	1,019,713
Deferred taxes assets	115	3,160

Total current assets	4,832,012	6,091,863

Property, plant and equipment (Note 6)	434,973	593,805
Long term investments (Note 7)	5,005,898	5,074,622

Total assets	$10,272,883	$11,760,290

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,964,126	$2,050,321
Amounts due to stockholders (Note 5)	401,926	378,672
Customer deposits	1,105,358	1,123,060
Other payables and accrued expenses (Note 9)	714,451	605,319
Income tax payable	0	16
Other tax payable	999,488	973,588
Deferred taxes debt	0	0

Total current liabilities	$5,185,349	$5,130,976

Commitments and contingencies

Minority interest (Note 9)	$146,286	$193,295

Stockholders’ equity
Common stock, par value $0.001 per share;
200,000,000 and 200,000,000 shares authorized;
4,966,173 and 4,966,173 shares issued and 4,651,173 and 4,651,173 shares outstanding, respectively	$99,322	$99,322
Treasury stock	(163,800)	(163,800)
Additional paid-in capital	10,195,693	10,195,693
Accumulated losses	(6,274,495)	(4,759,592)
Accumulated other comprehensive income	1,084,528	1,064,396

Total stockholders’ equity	$4,941,248	$6,436,019

Total liabilities and stockholders’ equity	$10,272,883	$11,760,290

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.
Consolidated Statements of Operations
(unaudited)

(Expressed in US Dollars)

	Three Months ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	822,658	1,667,319	2,647,012	4,661,218
Cost of sales	(465,358)	(542,687)	(1,944,179)	(1,362,161)

Gross profit	357,300	1,124,632	702,833	3,299,057

Selling expenses	(240,680)	(255,746)	(853,208)	(962,643)
Research and development expenses	(272,104)	(115,972)	(756,843)	(421,768)
General and administrative expenses	(288,694)	(334,817)	(781,171)	(1,374,779)

Total operating expenses	(801,478)	(706,535)	(2,391,222)	(2,759,190)

Operating profit/(loss)	(444,178)	418,097	(1,688,389)	539,867

Income from equity method investee	18,262	57,826	38,591	65,656
Income from cost method investee	1,615	4,685	8,919	247,631
Interest income	1,446	3,854	8,281	13,128

Other income, net	1,123	23,992	89,882	37,626

Profit / (Loss) before tax	(421,732)	508,454	(1,542,716)	903,908

Income tax	9,562	(205,715)	(19,196)	(214,169)
Minority interest	(12,948)	(17,298)	(47,009)	(54,622)

Net profit/(loss)	(399,222)	320,037	(1,514,903)	744,361

Profit/(loss) per share	(0.09)	0.07	(0.33)	0.16

Weighted average common shares outstanding -basic and diluted	4,651,173	4,644,431	4,651,173	4,642,209

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.
Consolidated Statements of Cash Flows
Increase in Cash and Cash Equivalents
(unaudited)

(Expressed in US Dollars)	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net profit/(loss)	$(1,514,903)	$744,361
Adjustments to reconcile net profit/(loss) to
net cash provided by/(used in) operating activities
Minority interest	(47,009)	(54,622)
(Gain)/loss from write-off of property, plant and equipment
Depreciation of property, plant and equipment	155,146	188,991
Non-cash compensation expense	-	-
Income from equity method investee
Loss from equity method investee	(38,591)	(65,656)
Dividend received from investee	(8,919)	(247,631)
Effect of deferred taxes	22,209	13,098

Change in:
Accounts receivable	(870,282)	(819,132)
Other receivables, deposits and prepayments	743,516	(72,973)
Inventories	(187,747)	(570,554)
Accounts payable	(84,577)	15,289
Amounts due to stockholders	23,553	(112,675)
Customer deposits	(16,816)	(754,305)
Other payables and accrued expenses	154,052	(66,709)
Income tax payable	(16)	201,991
Other taxes payable	26,668	31,396

Net cash provided by/(used in) operating activities	(1,643,714)	(1,569,131)

Cash flows from investing activities
Purchase of long term investment
Acquisition of property, plant and equipment	(15,013)	(84,902)
Proceeds from disposal of long term investment	-	-
Dividend from investee	111,272	452,885

Net cash used in investing activities	96,259	367,983

Cash flows from financing activities
Repayment to short term borrowings	-	-
(Repayments to)/advances from stockholders	-	-
Proceeds from issuances of common stock under Plan 2002	-	200
Increase/decrease in additional paid in capital	-	9,800

Net cash provided by financing activities	-	10,000

Effect of exchange rate changes	(25,045)	310,529

Net increase/(decrease) in cash and cash equivalents	(1,572,500)	(880,619)

Cash and cash equivalents at beginning of period	2,543,430	2,400,901

Cash and cash equivalents at end of period	$970,930	$1,520,282
Supplemental disclosure of cash flow information
Income tax paid	$28,755	$1,666
Interest paid	$-	$-

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

On October 24, 2005, the Company entered into a definitive agreement to acquire a 17.5% equity interest of China Liquid Chemical Exchange Company Limited (“CLCE”), a PRC limited liability company, in exchange for deployment of the Company’s For-online Electronic Trading System.  In early 2007, CLCE increased its share capital to $1,708,526 (RMB 13,000,000). As the Company did not subscribe for the new shares, the Company’s shareholding of CLCE was diluted and as of September 30 2009 was 13.46%. CLCE commenced operations fully in early 2007.

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

Forlink, its subsidiaries and VIE (hereinafter collectively referred to as the “Company”), are all operating companies.  Set forth below is a diagram illustrating the Company’s corporate structure as of September 30, 2009:

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

Foreign Currency Translation and Transactions

The functional currency of Forlink is US Dollar (“US$”) and the financial records are maintained and the financial statements prepared in US$.  The functional currency of FTHK is HK Dollar (“HK$”) and its financial records are maintained, and its financial statements prepared, in HK$.  The functional currency of FTCL, BFHX, FTCD, FTGX, and NNBCE is RENMINBI (“RMB”) and their financial records are maintained, and their financial statements are prepared, in RMB.

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

The value of the RMB is subject to changes in China’s central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Since 1994, the conversion of RMB into foreign currencies, including US$, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s inter-bank foreign exchange market rates and current exchange rates on the world financial markets.  Since 1994, the official exchange rate generally has been stable.  In July 2005, the Chinese government announced that it will no longer peg its currency exclusively to US$ but will switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies which will likely increase the volatility of RMB as compared to US$. The exchange rate of RMB to US$ changed from RMB8.28 to RMB8.11 in late July 2005.

The exchange rates used as of September 30, 2009 and December 31, 2008 are US$1:HK$7.78:RMB6.84, and US$1:HK$7.78:RMB6.83, respectively.  The weighted average rates ruling for the periods ended September 30, 2009 and September 30, 2008 are US$1:HK$7.78:RMB6.84, and US$1:HK$7.82:RMB6.91, respectively.

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

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible.  We have a limited number of customers with individually large amounts due at any given balance sheet date.  Any unanticipated change in one of those customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

Fair Values of Financial Instruments

The carrying amounts of financial instruments (cash and cash equivalents, investments, accounts receivable and accounts payable) approximate their fair values as of September 30, 2009 and December 31, 2008 because of the relatively short-term maturity of these instruments.

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

Revenue from non-software, multiple-element arrangements is recognized in accordance with Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Under EITF 00-21, the Company recognizes revenue from the multiple-deliverables which has value to the customer on a stand-alone basis.  Deliverables in an arrangement that do not meet the separation criteria in EITF 00-21 are treated as one unit of accounting for purposes of revenue recognition.

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

For hardware transactions where software is incidental, the Company does not apply separate accounting guidance to the hardware and software elements.  The Company applies the provisions of EITF 03-05, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” (“EITF 03-05”). Per EITF 03-05, if the software is considered not essential to the functionality of the hardware, then the hardware is not considered “software related” and is excluded from the scope of SOP 97-2.  Such sale of computer hardware is recognized as revenue on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed, pursuant to SAB 104.

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

Stock Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective application transition method. Before we adopted SFAS 123(R), we accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

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

Advertising costs

All advertising costs incurred in the promotion of the Company’s products and services are expensed as incurred. Advertising expenses were insignificant for the nine months ended September 30, 2009 and 2008.

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

In July, 2006, the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”).  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements.  Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions.

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

On December 21, 2007, SEC issued Staff Accounting Bulletin (“SAB”) No. 110.  This staff accounting bulletin ("SAB") expresses the views of the staff regarding the use of a "simplified" method, as discussed in SAB No. 107 ("SAB 107"), in developing an estimate of expected term of "plain vanilla" share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term.  At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies.  Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007.  The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007.  Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.

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

NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	September 30,	December 31,
	2009	2008

Other receivables	$794,794	$1,545,025
Deposits	64,058	58,875
Prepayments	27,824	23,655

	$886,676	$1,627,555

Other receivables include deposits for operating leases and advances to employee for traveling outlays.

NOTE 4 - INVENTORIES

	September 30,	December 31,
	2009	2008

Computer hardware and software	$76,224	$13,335
Work-in-progress	1,130,431	1,006,378

	$1,206,655	$1,019,713

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

As of September 30, 2009 and December 31, 2008, the amounts due to this stockholder were $401,926 and $378,672, respectively, representing advances from this stockholder for our working capital.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

	September 30,	December 31,
	2009	2008

Building	$213,705	$213,705
Computer and office equipment	1,055,775	1,060,165
Motor vehicles	211,698	211,698
	1,481,178	1,485,568
Less: Accumulated depreciation	(1,046,205)	(891,763)

	$434,973	593,805

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company.  By a stockholders’ resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company.  In 2005, the title to the building was transferred to FTCD.

NOTE 7 - LONG TERM INVESTMENTS

	September 30,	December 31,
	2009	2008

Equity investments	$170,801	$236,344
Cost investments	4,835,097	4,838,278

	$5,005,898	5,074,622

The Company has recorded its investment for 17.8% equity interest of All China Logistics at cost because it does not have the ability to exercise significant influence over the investee.

The Company’s investment for 17.5% of CLCE was made in the form of the Company-developed “For-Online Electronic Trading System” without any cash outflow.  Therefore, the Company has recorded the contribution of software at the lower of its carrying amount or fair value, and accounted for under the equity method under SOP 78-9.  For the quarter ended September 30, 2009, our share of profit was RMB 284,740, which has been recorded in the accompanying financial statements.

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

The Company’s investment for 5% of SDLD is recorded at cost because the Company does not have the ability to exercise significant influence over SDLD.

NOTE 8 - OTHER PAYABLES AND ACCRUED EXPENSES

	September 30,	December 31,
	2009	2008

Other payables	$554,455	$428,334
Accrued salaries & wages	159,996	176,985

	$714,451	$605,319

Other payables include wages payable to employees, rental payable, and utilities payable.

NOTE 9 - MINORITY INTEREST

The minority interest balance of $146,286 represents equity value held by minority shareholders of NNBCE.

NOTE 10 - INCOME TAX

According to the relevant PRC tax rules and regulations, FTCL, recognized as New Technology Enterprises operating within a New and High Technology Development Zone, is entitled to an Enterprise Income Tax (“EIT”) rate of 15%.

Pursuant to approval documents dated September 23, 1999 and August 2, 2000, respectively, issued by the Beijing Tax Bureau and State Tax Bureau, FTCL was fully exempted from EIT for fiscal years 1999, 2000, 2001 and 2002. FTCL received a 50% EIT reduction at the rate of 7.5% for fiscal years 2003, 2004 and 2005.  As of September 30, 2009, FTCL was entitled to an EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX was fully exempted from EIT for fiscal years 2004, 2005 and 2006.  As of September 30, 2009, BFHX was entitled to an EIT rate of 25%.

Hong Kong profits tax is calculated at 17.5% on the estimated assessable profits of FTHK for the period.  The EIT rates for FTCD, BFKT and NNBCE range from 9% to 33%.  No provision for EIT and Hong Kong profits tax were made for FTCL, BFHX, FTCD, FTGX, NNBCE and FTHK as they have not gained taxable income for the periods.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”).  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements.  Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions.  The Company classified all interest and penalties related to tax uncertainties as income tax expense.  The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities.  Audit periods remain open for review until the statute of limitations has passed.  The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes.  Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period.  As of September 30, 2009, the Company does not have any liability for uncertain tax positions.  The adoption of FIN 48 did not have a material impact on the Company’s results operations, financial position or liquidity.

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

As part of the PRC government’s policy of encouraging software development in the PRC, companies that fulfill certain criteria set by the relevant authorities, and which develop their own software products and have the software products registered with the relevant authorities in the PRC, are entitled to a refund of VAT equivalent to the excess over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales). The excess portion of the VAT is refundable and is recorded by the Company on an accrual basis.  The VAT rebate included in other income was $13,025 and $23,992 for the three months ended September 30, 2009 and 2008, respectively.

NOTE 12 – COMPREHENSIVE INCOME/(LOSS)

The components of comprehensive income/(loss) were as follows:

	Three Months Ended September 30,
	2009	2008

Net profit/(loss)	$(399,222)	$320,037
Foreign currency translation adjustment	32,995	37,457
Comprehensive income/(loss)	$(366,227)	$357,494

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

The following table summarizes the activity on stock options under the 2002 Plan:

	Number of shares	Weighted average exercise price

Granted on September 7, 2004	3,315,000	$0.10
Exercised	(15,000)	$(0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2004	3,300,000	$0.10
Exercised	(136,500)	$(0.10)
Forfeited or Cancelled	(132,500)	$(0.10)
Outstanding at December 31, 2005	3,031,000	$0.10
Exercised	0	$0.00
Forfeited or Cancelled	(1,734,000)	$(0.10)
Outstanding at December 31, 2006	1,297,000	$0.10
Exercised	(897,000)	$(0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2007	400,000	$0.10
Exercised	(200,000)	$0.00
Forfeited or Cancelled	(200,000)	$0.00
Outstanding at December 31, 2008	0	$0.00
Exercised	0	$0.00
Forfeited or Cancelled	0	$0.00
Outstanding at September 30, 2009	0	$0.00
Fully vested and exercisable at September 30, 2009	0	$0.10

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

The following table summarizes the cumulative activities up to September 30, 2009 of the options issued under the 2002 Plan with different expiration dates:

	Granted	Exercised	Forfeited or Cancelled	Outstanding at September 30, 2009
December 2006 Options	2,385,000	518,500	1,866,500	0
June 2007 Options	130,000	130,000	0	0
June 2009 Options	800,000	600,000	200,000	0
	3,315,000	1,248,500	2,066,500	0

The weighted average fair value of the December 2006 Options, the June 2007 Options and the June 2009 Options granted on the date of grant, were $0.042, $0.046 and $0.058 per option, respectively.  At December 31, 2007, all future compensation expenses were recognized.

There was no aggregate intrinsic value of options outstanding and exercisable as of December 31 2007 and December 31, 2006.  The aggregate intrinsic value represents the intrinsic value, based on options with an exercise price less than the market value of the Company’s stock on December 31, 2007 and December 31, 2006, which would have been received by the option holders had those option holders exercised those options at of that date.

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective option.

	The Value of Options
	December 2006 Options	June 2007 Options	June 2009 Options

Risk-free interest rate	2.17%	2.28%	2.66%
Expected lives (in years)	1.167	1.417	2.417
Dividend yield	0%	0%	0%
Expected volatility	100%	100%	100%

NOTE 14 - CONCENTRATION OF CUSTOMERS

During the year, the following customers accounted for more than 10% of total sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales derived from:
Customer A	84,435	1,000,242	530,930	2,319,379
Customer B	*	*	264,737	*
Customer C	*	*	*	*
Customer D	71,037	*	146,799	*
Customer E	229,019	271,594	302,072	1,595,085

% to total net sales from:
Customer A	10%	60%	20%	50%
Customer B	*	*	10%	*
Customer C	*	*	*	*
Customer D	9%	*	6%	*
Customer E	28%	16%	11%	34%

Account receivable from:
Customer A			80,242	1,129,182
Customer B			743,682	387,009
Customer C			668,351	490,241
Customer D			*	*
Customer E			*	108,681

% to total accounts receivable from:
Customer A			5%	47%
Customer B			42%	16%
Customer C			38%	20%
Customer D			3%	*
Customer E			*	5%

* less than 10%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Revenues

Our business includes Forlink’s “For-series” brand software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and “For-series” related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

	Three Months Ended September 30,
	2009	2008

Sales of For-series software	$626,786	$1,616,382
as a percentage of net sales	76%	97%

For-series related system integration	$195,872	$50,937
as a percentage of net sales	24%	3%

As indicated in the foregoing table, sales of For-series software decreased by 61% to $626,786 in the third quarter of 2009 from $1,616,382 in the comparable quarter of 2008.  For-series related system integration as a percentage of net sales increased from 3% in the comparable quarter of 2008 to 24% in the third quarter of 2009. The gross margins for the three months ended September 30, 2009 and 2008 were 43% and 67%, respectively.

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

Cost of Revenue

Our cost of revenue includes hardware costs, software-related costs and compensation and travel expenses for the professionals involved in the relevant projects.  Hardware costs consist primarily of third party hardware costs.  We recognize hardware costs in full upon delivery of the hardware to our customers.  Software-related costs consist primarily of packaging and written manual expenses for our proprietary software products and software license fees paid to third-party software providers for the right to sublicense their products to our customers as part of our solutions offerings. The costs associated with designing and modifying our proprietary software are classified as research and development expenses as such costs are incurred.

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

General and administrative expenses include salaries and wages in the management section, office expenses and traveling expenses.

Taxes

According to the relevant PRC tax rules and regulations, FTCL, recognized as New Technology Enterprises operating within a New and High Technology Development Zone, is entitled to an Enterprise Income Tax (“EIT”) rate of 15%.

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and the State Tax Bureau respectively, FTCL received full exemption from EIT for fiscal years 1999 through 2002, and a 50% EIT reduction at the rate of 7.5% for fiscal years 2003 through 2005.  As of September 30, 2009, FTCL was entitled to an EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX received full exemption from EIT for fiscal years 2004 through 2006. As of September 30, 2009, BFHX was entitled to an EIT rate of 25%.

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

The value of the RMB is subject to changes in China’s central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market.  Since 1994, the conversion of RMB into foreign currencies, including US$, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets.  Since 1994, the official exchange rate generally has been stable.  In July 2005, the Chinese government announced that it would no longer peg its currency exclusively to US$ but would switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies.  This switch will likely increase the volatility of RMB as compared to US$.  The exchange rate of RMB to US$ changed from RMB8.28 to RMB8.11 in late July 2005.

Exchange rates among US$, HK$ and RMB had minimal fluctuations during the periods presented.  The rates ruling as of September 30, 2009 are US$1: HK$7.782: RMB6.842.  The weighted average rates ruling for the three months ended September 30, 2009 are US$1: HK$7.783: RMB6.844.

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

Revenue from non-software, multiple-element arrangements is recognized in accordance with Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  Under EITF 00-21, we recognize revenue from the multiple-deliverables which has value to the customer on a stand-alone basis.  Deliverables in an arrangement that do not meet the separation criteria in EITF 00-21 are treated as one unit of accounting for purposes of revenue recognition.

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

For hardware transactions where software is incidental, we do not apply separate accounting guidance to the hardware and software elements.  We apply the provisions of EITF 03-05, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” (“EITF 03-05”). Per EITF 03-05, if the software is considered not essential to the functionality of the hardware, then the hardware is not considered “software related” and is excluded from the scope of SOP 97-2.  Such sale of computer hardware is recognized as revenue on the transfer of risks and rewards of ownership, which coincides with the time when the goods are delivered to customers and title has passed, pursuant to SAB 104.

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

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”).  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements.  Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions.  We classified all interest and penalties related to tax uncertainties as income tax expense.  Our liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities.  Audit periods remain open for review until the statute of limitations has passed.  The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes.  Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period.  As of September 30, 2009, we do not have any liability for uncertain tax positions.  The adoption of FIN 48 did not have a material impact on our results of operations, financial position or liquidity.

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible.  We have a limited number of customers with individually large amounts due at any given balance sheet date.  Any unanticipated change in one of those customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material affect on the results of operations in the period in which such changes or events occur.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning after November 15, 2007.  We are currently evaluating the impact of the provisions of FAS 157.

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

On December 21, 2007, SEC issued Staff Accounting Bulletin (“SAB”) No. 110. This staff accounting bulletin (“SAB”) expresses the views of the staff regarding the use of a "simplified" method, as discussed in SAB No. 107 ("SAB 107"), in developing an estimate of expected term of "plain vanilla" share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.

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

Consolidated Results of Operations for the Three Months Ended September 30, 2009 and 2008.

Net Sales

For the three-month period ended September 30, 2009, our revenue was $822,658, a decrease of 50% from our revenue of $1,667,319 for the comparable period in 2008.  The decrease was mainly due to the decrease of software sales, although our system integration sales increased period over period. The decrease was a result of the current economic environment; certain customers had to reduce their budgets during times of economic downturn and tend to spend less on our products, which directly led to the decrease of our sales, as well as a delay of our new products marketing.

Cost of Sales

Our cost of sales was $465,358 in the three-month period ended September 30, 2009, representing a decrease of 14% compared with $542,687 for the same period in 2008. The decrease was in line with a decrease in net sales in the third quarter of 2009.

Gross Profit

For the three-month period ended September 30, 2009, gross profit was $357,300 representing a decrease of 68% against $1,124,632 for the comparable period in 2008. This decrease was in line with a decrease in software sales for the quarter, which has a higher gross profit ratio than system integration sales.

Operating Expenses

Total operating expenses were $801,478 in the three-month period ended September 30, 2009, as compared to $706,535 for the comparable period in 2008, representing an increase of 13%.  The overall increase in operating expenses was mainly attributable to increases in research and development expenses during the period.

Selling expenses were $240,689 in the three-month period ended September 30, 2009, representing a decrease of 6% against $255,746 for the comparable period in 2008. Although selling expenses decreased slightly, when compared with the sales, selling expenses were still relatively high. The reason is that the traveling outlays were much higher than the comparable period in 2008, which was in line with the several new projects in other cities out of Beijing in the third quarter of 2009.

Research and development expenses were $272,104 in the three-month period ended September 30, 2009, representing an increase of 135% compared with $115,972 for the same period in 2008. The increase is attributable to our increased capital input on research and development for new projects.

General and administrative expenses were $288,694 in the three-month period ended September 30, 2009, as compared to $334,817 for the same period in 2008, a decrease of 14%. The decrease was primarily due to our cost control efforts in office expenses.  We strengthened our budget management throughout every department of the Company and we minimized the amount of unnecessary expenses.

Operating Profit (Loss)

We recorded an operating loss of $444,178 for the three-month period ended September 30, 2009, representing a decrease of 206% against the comparable period in 2008.  The decrease in operating profit for the third quarter of fiscal 2009 is in line with the decrease in gross profit during the period.

Other Income

Our other income is mainly derived from a value added tax (“VAT”) refund associated with our software product sales.  Software sales in China are subject to a 17% VAT.  However, companies that develop their own software and have the software registered are generally entitled to a refund of the VAT.  If the net amount of the VAT payable exceeds 3% of software product sales, then the excess portion of the VAT is refundable to us upon our application to the tax authority.  This policy is effective until 2010.  Our other income was $13,025 for the three-month period ended September 30, 2009, representing a decrease of 46% as compared to $23,992 for the same period in 2008, as a result of decrease in VAT refund that we received from software product sales.

Consolidated Results of Operations for the Nine Months Ended September 30, 2009 and 2008.

Net Sales

For the nine-month period ended September 30, 2009, our revenue was $2,647,012, a decrease of 43% from our revenue of $4,661,218 for the comparable period in 2008.  The decrease was mainly due to decreased software sales. The decrease was a result of the current economic environment; certain customers had to reduce their budgets during times of economic downturn and tend to spend less on our products, which directly led to the decrease of our sales, as well as a delay of our new products marketing.

Cost of Sales

Our cost of sales was $1,944,179 in the nine-month period ended September 30, 2009, representing an increase of 43% against the comparable period in 2008. The increase was the result of new software projects, with costs that are higher than those of existing software products. For the nine months ended September 30, 2009, we had two new software projects, with an aggregate cost of $500,340, accounting for 26% of the cost of sales for the period.

Gross Profit

For the nine-month period ended September 30, 2009, gross profit was $702,833, representing a decrease of 79% against the comparable period in 2008.  This decrease was in line with a decrease in software sales for the period, which has a higher gross profit ratio than hardware sales.

Operating Expenses

Total operating expenses were $2,391,222 in the nine-month period ended September 30, 2009, representing a decrease of 13% against the comparable period in 2008.  The overall decrease in operating expenses was mainly attributable to decreases in general and administrative expenses during the period.

Selling expenses were $853,208 in the nine-month period ended September 30, 2009, representing a decrease of 11% against the comparable period in 2008. Although the selling expenses decreased slightly, when compared with the sales, selling expenses were still relatively high. The reason is that the traveling outlays were much higher compared with the relative period in 2008, which was in line with several new projects in other cities out of Beijing in the third quarter of 2009.

Research and development expenses were $756,843 in the nine-month period ended September 30, 2009, representing an increase of 79% against the comparable period in 2008. The increase was due to our increased capital input on research and development for new projects.

General and administrative expenses were $781,171 in the nine-month period ended September 30, 2009, representing a decrease of 43% against the comparable period in 2008. The decrease was primarily due to our cost control efforts in office expenses. We strengthened our budget management throughout every department of the Company and we minimized the amount of unnecessary expenses.

Operating Profit (Loss)

We recorded an operating loss $1,688,389 for the nine-month period ended September 30, 2009, representing a decrease of 4,127% against the comparable period in 2008.  The decrease in operating profit for the first nine months of fiscal 2009 is attributable to a decrease in gross profit as a result of the two new software projects during the period.

Other Income

Our other income was $89,882 for the nine-month period ended September 30, 2009, representing an increase of 139% as compared to $37,626 for the comparable period in 2008. The increase was due to an increase in VAT refund we received for the nine-month period ended September 30, 2009.

Liquidity and Capital Resources

For the nine-month period ended September 30, 2009, we recorded a net loss of $1,514,903, or basic and diluted loss of $0.33 per share, compared to a net profit of $744,361, or basic and diluted profit of $0.16 per share, for the same period of 2008.  Our capital requirements are primarily working capital requirements related to costs of hardware for network solution projects and costs associated with the expansion of our business.  In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to our hardware vendors are due.  However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements.  We have historically financed our working capital and other financing requirements through careful management of our billing cycle and, to a limited extent, bank loans.

Our accounts receivable balance at September 30, 2009 was $1,767,636, as compared to $898,005 at December 31, 2008. The increase of almost $1 million was due to the reclassification of receivables from Other Receivable to Accounts Receivable.

Our inventory position at the end of the third quarter of fiscal 2009 was $1,206,655, as compared to $1,019,713 at December 31, 2008.  This slight decrease is mainly due to the decrease in the number of projects that were not completed at the end of the quarter and remain work-in-progress (WIP).

At September 30, 2009, we had cash position of $970,930.  We had a negative operating cash flow of $1,572,500, primarily due to the net loss of $1,514,903.

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

Off-Balance Sheet Arrangements

As of September 30, 2009, we had not entered into any off-balance sheet arrangements with any individuals or entities.

Contractual Obligations

As of September 30, 2009, we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

Date	Rent Payment Due
October 1, 2009 to September 30, 2010	$471,868
October 1, 2010 to September 30, 2011	$208,965

Related Party Transactions

The Company, from time to time, received from or made repayments to one major stockholder who is also a management member of the Company. The amounts due from/to this stockholder do not bear any interest and do not have clearly defined terms of repayment.

As of September 30, 2009 and December 31, 2008, the amounts due to this stockholder were $401,926 and $378,672 respectively, representing advances from this stockholder.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated our disclosure controls and procedures and internal control over financial reporting.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our CEO and CFO concluded that as of September 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CURRENCY EXCHANGE RATE RISK DUE TO FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN U.S. DOLLARS AND RENMINBI

The functional currency of our operations is RENMINBI and our financial statements are expressed in U.S. dollars. As a result, we are subject to the effects of exchange rate fluctuations between these currencies. On January 1, 1994, a unitary exchange rate system was implemented in China and the official bank exchange rate for translation of RENMINBI to U.S. dollar was set to US$1 to RMB8.28. However, in July 2005, the Chinese government announced that it would no longer peg its currency exclusively to the U.S. dollar but instead would switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies determined by the People’s Bank of China. The exchange rate of RMB to U.S. dollar changed from RMB8.28 to RMB8.11 in late July 2005, and the exchange rate at September 30, 2009 is RMB6.84. Any future devaluation of the RENMINBI against the U.S. dollar may have an adverse effect on our reported net income.  As our operations are conducted in the PRC, substantially all our revenues, expenses, assets and liabilities are denominated in RENMINBI.  In general, our exposure to foreign exchange risks should be limited.  However, the value in our shares may be affected by the foreign exchange rate between the U.S. dollar and the RENMINBI because the value of our business is effectively denominated in RENMINBI, while our shares are traded in U.S. dollars. Furthermore, a decline in the value of RENMINBI could reduce the U.S. dollar equivalent of the value of the earnings from, and our investment in, our subsidiaries in the PRC; while an increase in the value of the RENMINBI may require us to exchange more U.S. dollars into RENMINBI to meet the working capital requirements of our subsidiaries in China.  Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion.  We actively monitor our exposure to these risks and adjust our cash position in the RENMINBI and the U.S. dollar when we believe such adjustments will reduce risks.

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

FORLINK SOFTWARE CORPORATION, INC.

Date: November 6, 2009	By:	/s/ Yi He
Yi He
Chief Executive Officer

Date: November 6, 2009	By:	/s/ Hongkeung Lam
Hongkeung Lam
Chief Financial and Accounting Officer