Form 10-K
period 2009-12-31
FORLINK SOFTWARE CORP INC
filed 2010-03-26
CIK 866458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File Number 0-18731

FORLINK SOFTWARE CORPORATION, INC.
(Exact name of Registrant as specified in its charter)

Nevada	98-0398666
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9F Shenzhou Mansion, No. 31	N/A
ZhongGuanCun South Road	(Zip Code)
Haidian District, Beijing, P.R. China
(Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer              ☐                           Accelerated filer                           ☐
Non-accelerated filer                ☐                           Smaller reporting company          ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2009 was approximately $2,790,704. The per share stock price for computational purposes was $0.60, based on the closing sale price per share for the registrant's common stock as reported on the OTC Bulletin Board on such date.  This value is not intended to be a representation as to the value or worth of the registrant's common stock.  The number of non-affiliates of the registrant has been calculated by subtracting the number of shares held by persons affiliated with the registrant from the number of outstanding shares.

The number of shares of the registrant's common stock, $.001 par value, outstanding on March 22, 2010 was 4,651,173 shares.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2009

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

On October 3, 2006, we entered into a Transfer of Right to Invest and Project Cooperation Agreement (“Statelink Agreement”) with Statelink International Group, Ltd., a British Virgin Islands company (“Statelink”), pursuant to which we acquired 22.73% registered capital in Guangxi Caexpo International Trade and Logistics Co., Ltd. (“Guangxi Caexpo”), a PRC limited liability company in the businesses of real estate development, advertising and computer distribution, for cash consideration of $2,557,545 (RMB 20,000,000) from BFHX and stock consideration of 13,000,000 shares of our restricted common stock.  Thereafter, we also won a contract from Guangxi Caexpo to build an “Electronic Trade and Logistics Information Platform and Call Center” (the “Project”).  On October 26, 2006, BFHX established Forlink Technologies (Guangxi) Limited (“FTGX”), a PRC limited liability company and wholly owned subsidiary, to carry out this contract.  At the time of incorporation, BFHX injected RMB 20,000,000 (approximately US$2,557,545) as registered capital to FTGX.  The Project was completed in the fourth quarter of 2007, and with the successful deployment of the relevant software, the client signed the final inspection report in January 2009.  FTGX now maintains the Project’s software.

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

On February 8, 2010, the Company transferred all its ownership interests in FTCL to BFHX for the amount of FTCL’s 100% fully paid up capital.

Forlink and its subsidiaries are all operating companies, and during the reporting period, none of the companies’ operations were discontinued or dissolved.  Set forth below is a diagram illustrating our corporate structure as of December 31, 2009:

Employees

As of December 31, 2009, we had 181 employees, of which 180 are full-time. Approximately 127 of our full-time employees are software and information technology specialists engaged in research and development, maintenance and support activities. The remaining employees are sales, marketing and administrative personnel. As an incentive, we have created employee stock option plans that include vesting provisions designed to encourage long-term employment.

Products and Solutions

Our application solutions are developed on Enterprise Application Integration (EAI) platforms. Our current product offerings include:

•
For-EAI: For-EAI is an e-business application integration platform based on SOA, including basic components (SSO, workflow, etc.) and product components (For-Mail, ForCRM, ForOA, etc.) and mobile-commerce application technologies.  Now all of our industry application solutions are developed on For-EAI.

•
For-Online: For-Online is a SaaS operating platform designed to deliver application services over the internet.  The applications that can be delivered over the internet include many of our flagship products such as ForOA and ForCRM.

•	For-eMarket: Forlink bulk stock electronic transaction system is an online exchange system designed to facilitate the matching of vendors and sellers on electronic trading market.

•
ForOSS: Forlink Operation Support System is our solution for Business & Operation Support Systems (BSS/OSS) for e-business carriers and telecom carriers, and is consist of software products designed to support existing and expanding business operations of these companies. ForOSS supports billing, customer care, customer relation management, accounting, decision support and other internal functionalities.

Distribution Methods of the Products and Services

We mainly sell our products and services directly to our customers. We also utilize distribution partners to sell our products and services.

Research and Development

We are committed to continuously research, design and develop information technology solutions and software products that meet the needs of our customers.  Our Chengdu R&D center was established in February 1998. As of December 31, 2009, we had 52 employees at the Chengdu R&D Center. Our R&D expenses in 2009 and 2008 were $1,039,742 and $639,927, respectively.

Status of New Product or Service

We released For-EAI 5.0 and For-Online 5.0 in June 2009. The strengths of For-EAI 5.0 include function integration, data integration and business integration. We have also added more co-operating products and cell phone terminal components on For-EAI 5.0. We plan to develop more product components and application solutions based on For-EAI 5.0 and For-Online 5.0 in 2010.

Market Opportunities

Based on our extensive market research and industry insights, we believe that the major market opportunities for our business include the following: industry application integration; industry SaaS (software-as-a-Service); and mobile-commerce applications.

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

•
Establish a unified e-business application platform and online services platform. We provide support for e-business application technologies and platforms in different industries, and strive to make available to our clients’ high-quality IT outsourcing services that are cost-effective.  To that end, we have made gradual improvements to the power and reliability of our For-Online platform since 2004, culminating with the launch in August 2007 of For-Online 4.0.

•
Participate in our clients’ e-business application operations to become their strategic partner. We have invested in several companies in logistics, finance, IT industries, whose application platforms are supported by our integrated application systems, software and IT outsourcing services. These companies include NNBCE, CLCE, BGXF, NBBCE, and Wuxi Stainless Steel Exchange Co., Ltd.

Our Competitive Strengths

•      Professional Software Development and Services System.

Our professional software development and services system has substantially strengthened our competitive advantages by ensuring that we are in compliance with all relevant international standards and regulations for business.  We have passed the ISO9001:2000 international quality assurance system certification and the CMMI Level 3 certification, certifying that our software development and services system is in compliance with international standards. We have passed system integration Level 2 certification.

•      Seventeen Years of Experience in Industry Applications with Proven Solutions and Products.

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

•      A Strong and Stable Management Team.

The current management team has been with Forlink since we commenced business, and includes pioneers of enterprise application integration (EAI) technologies in China.  The backgrounds of the individuals in our management team offer a breadth of knowledge and experience that covers all aspects relating to the control and development of EAI systems. Beyond expertise in the field, their close working relationships with major long-term clients demonstrate a proven ability to sustain and cultivate a successful business.

Our Strategic Partners

Strategic partnerships are essential elements of our business model.  At this time, we have three types of partners that contribute to the continuing success of our business.

•
Technology Development Partners. These partners provide technology (through licensing or other arrangements) for our solutions or for joint development.  Our major technology development partners include HP, Oracle, BEA, IONA, Redhat and Redflag-linux.

•
Marketing and Product Partners. These partners provide products and/or technology that are bundled with our solutions and products for marketing purposes.  Our marketing and product partners include HP, Intel, IBM, Oracle, Lenovo and Digital China.

•	Distribution Partners. These partners distribute our solutions and products to our customers. Our current distribution partner is Beijing Federal.

Competitive Conditions

The market for information technology services in China is rapidly growing and changing.  We compete with domestic companies. Our principal competitors in application integration services include AsiaInfo and Digital China. Our principal competitors in the SaaS field include UFSOFT and MYCRM. All of these companies are leading companies in the Chinese IT industry.

Government Regulations

The Chinese government has generally encouraged the development of the information technology industry, and the products and services we offer are currently subject to PRC government regulations.

The State Council of the PRC (the “State Council”) promulgated the Regulations on the Protection of Computer Software (the “Software Protection Regulations”) in December 2001, which became effective in January 2002. The Software Protection Regulations were promulgated, among other things, to protect the copyright of computer software in China. According to the Software Protection Regulations, computer software that is independently developed and exists in a physical form or is attached to physical goods will be protected. However, such protection does not apply to any ideas, mathematical concepts, processing and operation methods used in the development of software solutions.

Under the Software Protection Regulations, PRC citizens, legal persons and organizations enjoy copyright protection over computer software they have developed, regardless of whether the software has been published. Other developers may enjoy PRC copyright protection over computer software they have developed if such computer software was first distributed in China, or in accordance with a bilateral agreement between China and the developer’s country of citizenship or residence, or in accordance with an international treaty to which China is a party.

Under the Software Protection Regulations, owners of software copyright protection enjoy rights of publication, authorship, modification, duplication, issuance, lease, transmission on the information network, translation, licensing and transfer. Software copyright protection takes effect on the day of completion of the software’s development.

For software developed by legal persons and other organizations, software protection extends until December 31st of the fiftieth year from the date the software solution was first published. However, the Software Protection Regulations will not protect the software unless it is published within 50 years of the completion of its development. Licensing agreements may allow others to exploit the software copyright, but exclusive licenses must be in writing. A written contract is also required to transfer any software copyright.

Civil remedies available under the Software Protection Regulations against infringements of copyright include cessation of the infringement and elimination of its effects, an apology and compensation for losses. The administrative department of copyright may order the infringer of a software copyright to stop all infringing acts, confiscate illegal gains, confiscate and destroy infringing copies, and impose a fine on the infringer under certain circumstances. Disputes regarding infringements of software copyright may be settled through mediation, arbitration, or the PRC courts directly.

Dependence on Major Customers

For the year ended December 31, 2009, approximately 49% of the Company's total net revenues were generated by two customers, Beijing Mobile Communication Company (“Beijing Mobile”) and Guangxi Caexpo International Trade and Logistics Co., Ltd (“Guangxi Caexpo”).  The loss of any or both of these customers could have a material adverse effect on our business.

Our largest customer has been Guangxi Caexpo. We won the contract in 2006 to build the Electronic Trade and Logistics Information Platform and Call Center. The revenue from hardware integration sales was recognized in 2009.

During the year ended December 31, 2009, sales to Guangxi Caexpo totaled $2,218,118, which accounted for 35% of our total revenue for the period.

Although we are an important strategic IT partner of Guangxi Caexpo, we do not have long-term contracts with Guangxi Caexpo.  All of our agreements with Guangxi Caexpo are for short-term projects or sales of third-party hardware.  While we feel that our significant relationships with Guangxi Caexpo will likely provide additional sales agreements in the future, Guangxi Caexpo is not contractually bound to purchase any products or services from us. The loss of this customer could hurt our business by reducing our revenues and profitability.

Our second largest customer in 2009 was Beijing Mobile. Since 1998, we have been developing and maintaining the carrier’s BOSS.  BOSS is an integrated software platform and it is developed in stages to accommodate the carrier’s increasing subscribers and service offerings. We completed phase one in 2002, phrase two in 2006 and phrase three in 2007. We are currently continuing to maintain phases one, two and three.

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

As of December 31, 2009, we have been issued 59 patents in the PRC that are currently in force. We also have 2 patent applications submitted for review and approval.  The normal expiration dates of our issued patents in the PRC range from 2026 to 2030.  It is possible that we will not receive patents for applications that we have submitted and those that we plan to file in the future.  Furthermore, our issued patents may not adequately protect our technology from infringement or prevent others from claiming that our products infringe the patents of those third parties. Our failure to protect our intellectual property could materially harm our business.  In addition, our competitors may independently develop similar or superior technology, duplicate our products, or design around our patents.  It is possible that litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others.  Litigation could result in substantial costs and diversion of resources and could materially harm our business.

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

None.

Item 1A. Risk Factors.

In addition to the other information in this report, the following factors should be considered in evaluating our business and our future prospects:

POLITICAL AND ECONOMIC POLICIES OF THE CHINESE GOVERNMENT COULD AFFECT OUR INDUSTRY IN GENERAL AND OUR COMPETITIVE POSITION IN PARTICULAR

Since the establishment of the People's Republic of China in 1949, the Communist Party has been the governing political party in the PRC.  The highest bodies of leadership are the Politburo of the Communist Party, the Central Committee and the National People's Congress. The State Council, which is the highest institution of government administration, reports to the National People's Congress and has under its supervision various commissions, agencies and ministries, including The Ministry of Information Industry and the telecommunications regulatory body of the Chinese government.  Since the late 1970s, the Chinese government has been reforming the Chinese economic system.  Although we believe that economic reforms and the macroeconomic measures adopted by the Chinese government have had and will continue to have a positive effect on economic development in China, there can be no assurance that the economic reform strategy will not from time to time be modified or revised.  Such modifications or revisions, if any, could have a material adverse effect on the overall economic growth of China and investment in the Internet and the telecommunications industry in China.  Such developments could reduce, perhaps significantly, the demand for our products and services.  There is no guarantee that the Chinese government will not impose other economic or regulatory controls that would have a material adverse effect on our business.  Furthermore, changes in political, economic and social conditions in China, adjustments in policies of the Chinese government or changes in laws and regulations could affect our industry in general and our competitive position in particular.

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

CURRENCY EXCHANGE RATE RISK DUE TO FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN U.S. DOLLARS AND RENMINBI

The functional currency of our operations is Renminbi (“RMB”) and our financial statements are expressed in U.S. dollars (“USD”).  As a result, we are subject to the effects of exchange rate fluctuations between these currencies.  In July 2005, the Chinese government announced that it would no longer peg its currency exclusively to USD but instead would switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies determined by the People’s Bank of China. The exchange rate of RMB to USD changed from RMB 8.28 to RMB 7.82 in late December 2006. Any future devaluation of the RMB against the USD may have an adverse effect on our reported net income.  As our operations are conducted in the PRC, substantially all our revenues, expenses, assets and liabilities are denominated in RMB.  In general, our exposure to foreign exchange risks should be limited.  However, the value in our shares may be affected by the foreign exchange rate between the USD and the RMB because the value of our business is effectively denominated in RMB, while our shares are traded in USD. Furthermore, a decline in the value of RMB could reduce the USD equivalent of the value of the earnings from, and our investment in, our subsidiaries in the PRC; while an increase in the value of the RMB may require us to exchange more USD into RMB to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the USD will also reduce the value of the cash we hold in USD, which we may use for purposes of future acquisitions or other business expansion.  We actively monitor our exposure to these risks and adjust our cash position in RMB and USD when we believe such adjustments will reduce risks.

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

RISK OF CHINESE ECONOMIC SLOW DOWN

The Chinese economy has recently experienced a slowing of its growth rate. The slow-down has been exacerbated by the recent global crisis in the financial services and credit markets, which has resulted in significant volatility and dislocation in the global capital markets. It is still uncertain how long the global crisis in the financial services and credit markets will continue and how much adverse impact it will have on the global economy in general or the Chinese economy in particular. Slowing economic growth in China could result in slowing growth for China’s major telecommunications carriers, which are our major customers, as well as slowing growth for enterprises and government entities that buy our IT software products and services. Any such adverse conditions for our customers could reduce their demand for our software and services and therefore reduce our revenues.

Item 1B. Unresolved Staff Comments.

Not applicable.

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

In addition, we currently have three regional field support offices in the PRC, namely, in Shanghai, Chengdu and Guangzhou.  The leases for these offices are as follows:

Name	Rent Period	Size (in m2)	Annual Rent
Guangzhou Office	3/01/2010 – 2/28/2011	45.00	$2,455 (RMB 16,800)
Shanghai Office	4/01/2009 – 3/31/2010*	95.15	$7,015(RMB48,000)
Chengdu R&D Center	11/22/2009 – 11/21/2010	602.59	$35,927 (RMB 248,400)

* At the expiration of the lease, we will continue to lease the premises on a month-to-month basis for $585 (RMB 4,000) per month.

We believe that the current facilities occupied by the Company and its subsidiaries will be able to meet the Company’s operational needs for the coming year.

Item 3.	Legal Proceedings.

The Company is not a party to any legal proceedings and to the best of the Company's knowledge, no such proceedings are threatened or contemplated. At this time, the Company has no bankruptcy, receivership, or similar proceedings pending.

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

Common Stock

Quarter Ended	High Bid	Low Bid

December 31, 2009	$0.30	$0.13
September 30, 2009	$0.36	$0.12
June 30, 2009	$0.80	$0.22
March 31, 2009	$0.90	$0.85

December 31, 2008	$1.65	$0.25
September 30, 2008	$1.75	$0.55
June 30, 2008	$1.80	$0.55
March 31, 2008*	$1.55	$0.07

* Increase in stock price commencing in the first quarter of our 2008 fiscal year reflect the effect of a 1-for-20 reverse stock split of the Company’s common stock that became effective on February 21, 2008.

Holders

As of March 22, 2010, there were 4,651,173 shares of the Company's common stock outstanding held of record by approximately 548 stockholders (not including beneficial owners who hold shares at broker/dealers in “street name”).

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

Item 7.       Management’s Discussion and Analysis or Plan of Operation

General

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in such forward looking statements are reasonable, the forward looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected.  We caution investors that any forward looking statements made by us are not guarantees of future performance and those actual results may differ materially from those in the forward-looking statements.  Such risks and uncertainties include, without limitation: well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K (“Form 10-K”). Except for the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  The cautionary statements made in this Form 10-K should be read as being applicable to all related forward looking statements wherever they appear in this Form 10-K.  The Company's actual results could differ materially from those discussed here. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Overview

We are a professional software development and technology service company. We are also a leading provider of industry e-business application solutions in China. Our main business is providing application development and maintenance services for companies in the telecom, logistics and government industries. We are inputting our efforts to develop our new products and services on on-line trading platform, SaaS platform (For-Online), the internet of things (“IOT”) application solutions and mobile business application solutions. We anticipate making profits from these products and services in the foreseeable future

In addition to our core business, we believe that there are opportunities for us to expand into new areas and to grow our business not only internally but through acquisitions and investments.  For a description of all of our investments and other business activities since 1999, please refer to the section titled “Company History and Recent Developments” under Item 1 (Description of Business) in Part I of this Form 10-K.

Revenues

Our business includes Forlink brand "For-"series software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and For-series related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

	Year Ended December 31,
	2009	2008

Sales of For-series software	$3,473,568	$5,307,669
as a percentage of net sales	55%	95%

For-series related system integration	$2,815,396	$261,208
as a percentage of net sales	45%	5%

As indicated in the foregoing table, sales of For-series software as a percentage of net sales decreased from 95% in 2008 to 55% in 2009 while sales of For-series related system integration as a percentage of net sales increased from 5% in 2008 to 45% in 2009. The main reason is that our third and last sale from system integration project for Guangxi Caexpo was recognized in 2009. However, the Company’s strategy is still to increase software sales that carry higher profit margins.

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

Revenue from the sale of hardware procured in China together with the related system integration is subject to a 17% value added tax (“VAT”). However, companies that develop their own software and have the software registered are generally entitled to a VAT refund.  If the net amount of the VAT payable exceeds 3% of software sales, the excess portion of the VAT is refundable upon our application to the tax authority.  This policy is effective until 2011.  Changes in Chinese tax laws may adversely affect our future operations.

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

The following table shows the exchange rates and the weighted average rates for the years ended December 31, 2009 and 2008:

		US$	HK$	RMB
Exchange rate as of December 31,	2009	1	7.79	6.84
	2008	1	7.78	6.83

Weighted average rates ruling for	2009	1	7.78	6.84
	2008	1	7.81	6.91

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

Software license revenue is recognized over the accounting periods contained in the terms of the relevant agreements, commencing upon the delivery of the software provided that (1) there is evidence of an arrangement, (2) the fee is fixed or determinable, and (3) collection of the fee is considered probable.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued FAS 168 “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (Codification)”. The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”. This Statement amends certain guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.

In May 2009, the FASB issued FAS 165, “Subsequent Events” The objective of this Statement is to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

The Company does not anticipate that the adoption of the above statements will have a material effect on the Company's financial condition and results of operations.

In September 2009, new guidance was introduced on revenue recognition on arrangements with multiple elements and certain revenue arrangements that include software. The new guidance will allow companies to allocate consideration in a multiple element arrangement in a way that better reflects the economics of the transaction.. Under this guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be scoped out of the software revenue guidance. The new guidance will also result in more disclosure requirements. The new guidance will be effective on January 1, 2011, with early adoption permitted. The Company is currently evaluating the impact of adopting the new guidance.

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

Consolidated Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table sets forth the results of our operations for the periods indicated:

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
Net Sales	$6,288,964	$5,568,877
Cost of Sales	(2,592,005)	(1,836,509)
Gross Profit	3,696,959	3,732,368
Selling Expenses	(1,199,800)	(1,377,501)
Research and Development Expenses	(1,039,742)	(639,927)
General and Administrative Expenses	(1,199,494)	(1,752,975)
Operating Profit (Loss)	257,923	(38,035)
Other Income	298,254	72,533
Net Profit (Loss)	664,032	(1,289,081)
Gain/Loss Per Share	0.13	(0.28)
Basic Weighted Average Shares Outstanding	4,651,173	4,651,173
Diluted Weighted Average Shares Outstanding	4,651,173	4,651,173

Net Sales.

Our net sales increased 13% from $5,568,877 in 2008 to $6,288,964 in 2009.  Sales of For-series software decreased 35% from $5,307,669 in 2008 to $3,473,568 in 2009.  The increase in net sales was mainly attributable to an increase in system integration sales, from $261,208 in 2008 to $2,815,396 in 2009, an increase of 978%.  Our third and last sale from system integration project for Guangxi Caexpo was recognized in 2009. However, the Company’s strategy is to increase software sales that carry higher profit margins.

Cost of Sales.

Our cost of sales increased 41% from $1,836,509 in 2008 to $2,592,005 in 2009.  This increase was in line with our increase in sales for 2009.  Cost of sales, as a percentage of net sales, increased from 33% in 2008 to 41% in 2009 largely due to increase in lower margins in hardware sales.

Gross Profit.

Gross profit stayed approximately the same from $3,732,368 in 2008 to $3,696,959 in 2009.  However, the gross profit margin decreased from 67% in 2008 to 59% in 2009. The decrease in gross profit margin was attributable to the significant increase in system integration sales, which have a lower gross profit margin compared to software sales.

Operating Expenses.

Total operating expenses year-over-year was maintained at comparable levels, with $3,440,061 in 2009 and $3,770,403 in 2008. This situation resulted largely from the offset of a decrease in general and administrative expenses against an increase in research and development expenses.

Selling expenses decreased 13% from $1,377,501 in 2008 to $1,199,800 in 2009, as a result of the dissolution of one sales agency located in Hangzhou, China on September 28, 2009.

Research and development expenses increased 62% from $639,927 in 2008 to $1,039,742 in 2009, as a result of our continuing increased efforts in our research and development department in 2009.  We started several new internal projects in 2009 which required additional research and development. These projects may be integrated into our new products in the foreseeable future.

General and administrative expenses decreased 32% from $1,752,975 in 2008 to $1,199,494 in 2009. The decrease was primarily due to our continuing cost control efforts in our administration department in 2009. We decreased the number of our employees from 208 in 2008 to 181 in 2009.

Operating Profit (Loss).

We recorded an operating profit of $257,923 in 2009 as compared to an operating loss of $38,035 in 2008, an increase of 932%. The increase was largely due to the increase in net sales of 14% from $5,568,877 in 2008 to $6,288,964 in 2009 and a decrease in operating expenses.

Other Income.

Our other income increased 311% from $72,533 in 2008 to $298,254 in 2009, as a result of an increase in our VAT refund. Our other income is derived entirely from VAT refund associated with our software sales.

Net Profit (Loss).

We recorded a net profit of $664,032 in 2009, or basic and diluted profit of $0.13 per share, as compared to a net loss of $1,289,081 in 2008, or basic and diluted loss of $0.28 per share.

Liquidity and Capital Resources

Our capital requirements are primarily working capital requirements related to costs of hardware for network solution projects and costs associated with the expansion of our business.  In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to our hardware vendors are due.  However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements.  We have historically financed our working capital and other financing requirements through careful management of our billing cycle and, to a limited extent, bank loans.  The net cash used in operating activities was $685,985 in 2009 as compared to $553,209 in 2008. The increase in net cash used was mainly due to the increased balance of account receivables in 2009. The cash flow from investing activities was $340,862 in 2009, compared to $357,021 in 2008. The slight decrease in cash flow from investing activities resulted from the decrease in dividends that we received from companies that we have invested in, from $452,607 in 2008 to $360,033 in 2009. We did not have any net cash generated from financing activities in 2009 compared to $10,000 generated in 2008. The decrease in cash flow from financing activities resulted from the decrease in issuance of common stock under our 2002 Stock Plan and related additional paid-in capital in 2008.

Our accounts receivable balance at December 31, 2009 was $2,434,557, as compared to $898,005 at the end of 2008. The increase is mainly attributable to two customers, All China and Beijing Mobile. The balance of All China’s accounts receivable increased to $1,826,776 at December 31, 2009 from $267,112 at December 31, 2008, and the balance of Beijing Mobile’s accounts receivable increased to $11,600 at December 31, 2009 from $1,696 at December 31, 2008. Our inventory position at the end of 2009 was $935,566, as compared to $1,019,713 at the beginning of the year. At the end of 2009, we had several inventory items in the process of delivery to two of our major customers.

We ended the year with a cash position of $2,240,863. We had negative operating cash flow of $302,567, primarily due to the increased balance of accounts receivable in 2009.

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

Off-Balance Sheet Arrangements

As of December 31, 2009, we have not entered into any off-balance sheet arrangements with any individuals or entities.

Contractual Obligations

As of December 31, 2009, we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

December 31,
2009

January 1, 2009 to December 31, 2009	$474,411
January 1, 2010 to December 31, 2010	475,522
January 1, 2011 to December 31, 2011	97,726

$1,047,659

ITEM 7A.        Quantitative and Qualitative Disclosures about Market Risk’

Not applicable.

Item 8.             Financial Statements.

The information required by Item 8 and the index thereto commences on the next page.

Forlink Software Corporation, Inc.

Index To Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and stockholders of
Forlink Software Corporation, Inc.

We have audited the accompanying consolidated balance sheets of Forlink Software Corporation Inc as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended. Forlink Software Corporation Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forlink Software Corporation Inc as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its accounting method for one of its long term investments.

/s/ Kenne Ruan, CPA, P.C.

Woodbridge, Connecticut
March 16, 2010

Forlink Software Corporation, Inc.

Consolidated Balance Sheets

(Expressed in US Dollars)
	December 31,	December 31,
	2009	2008
Current assets
Cash and cash equivalents	$2,240,863	$2,543,430
Accounts receivable	2,434,557	898,005
Other receivables, deposit and prepayments	687,413	1,627,555
Inventories	935,566	1,019,713
Deferred Taxes Assets	0	3,160
Total current assets	6,298,399	6,091,863

Property, plant and equipment	391,671	593,805
Long term investments	4,707,136	4,994,953

Total assets	$11,397,206	$11,680,621

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,193,643	$2,050,321
Amounts due to shareholders	415,078	378,672
Customer deposits	1,329,203	1,123,060
Other payables and accrued expenses	535,668	605,319
Income tax payable	0	16
Other tax payable	727,097	973,588
Deferred Taxes Debt	38,992	0
Total current liabilities	$4,239,681	$5,130,976

Commitments and contingencies
Non-controlling interest in subsidiaries	$151,785	$193,295
Stockholders' equity

Common stock, par value $0.001 per share; 200,000,000 and 200,000,000 shares authorized; 4,966,173 and 4,966,173 shares issued and 4,651,173and 4,651,173 shares outstanding, respectively	$99,322	$99,322
Treasury stock	(163,800)	(163,800)
Additional paid-in capital	10,195,693	10,195,693
Accumulated losses	(4,214,220)	(4,839,261)
Accumulated other comprehensive income	1,088,745	1,064,396

Total stockholders' equity	$7,005,740	$6,356,350

Total liabilities and stockholders' equity	$11,397,206	$11,680,621

See accompanying notes to consolidated financial statements.

Forlink Software Corporation, Inc.

Consolidated Statements of Operations

(Expressed in US Dollars)
	Year ended December 31,2009	Year ended December 31,2008

Net sales	$6,288,964	$5,568,877
Cost of sales	(2,592,005)	(1,836,509)

Gross profit	3,696,959	3,732,368

Selling expenses	(1,199,800)	(1,377,501)
Research and development expenses	(1,039,742)	(639,927)
General and administrative expenses	(1,199,494)	(1,752,975)
		-
Operating profit / (loss)	257,923	(38,035)

Investment income	(181,497)	9,408
Loss on disposal of subsidiaries	0	0
Interest income	9,636	16,234
Interest expenses	0	0
Impairment loss on goodwill	0	(1,684,023)
Income from cost method investee	257,522	248,710
Other income, net	298,254	72,533

Profit before income taxes	641,838	(1,375,173)

Income tax	(58,308)	9,615

Consolidated profit	583,530	(1,365,558)

Net loss attributable to minority interest	(41,510)	(76,477)

Net consolidated profit (loss)	$625,040	$(1,289,081)

Gain/Loss per share	$0.13	$(0.28)
Weighted average common shares outstanding - basic and diluted	4,651,173	4,651,173

See accompanying notes to consolidated financial statements.

Forlink Software Corporation, Inc.

Consolidated Statement of Stockholders’ Equity

(Expressed in US Dollars)

	Common Stock						Accumulated	Retained
	Number of Share Issued	Number of Share Outstanding	Number of Treasury Stock	Amount	Treasury Stock	Additional Paid-in Capital	other comprehensive income	Profits/ (Accumulated Losses)	Total Stockholders’ Equity	Comprehensive Income/ (Losses)

Balance, December 31, 2007	99,121,707	92,821,707	6,300,000	$99,122	$(163,800)	$10,177,812	$596,963	$(3,517,749)	$7,192,348	$

Shares issued				200		17,881			18,081

Net profit for the year								(1,241,843)	(1,241,843)		(1,241,843)

Translation reserve							467,433		467,433		467,433

Comprehensive income											$(774,410)

Balance, December 31, 2008	4,966,173	4,651,173	315,000	$99,322	$(163,000)	$10,195,693	$1,064,396	$(4,759,592)	$6,436,019

Shares issued

Net profit for the year								545,372			545,372

Translation reserve							24,349				24,349

Comprehensive income											$569,721

Balance, December 31, 2009	4,966,173	4,651,173	315,000	$99,322	$(163,000)	$10,195,693	$1,088,745	$(4,214,220)	$7,005,740

See accompanying notes to consolidated financial statements.

Forlink Software Corporation, Inc.

Consolidated Statements of Cash Flows
(Decrease)/Increase in Cash and Cash Equivalents

(Expressed in US Dollars)
	Year Ended December 31,
	2009	2008
Cash flows from operating activities

Net income	625,041	(1,289,081)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Minority interest	(41,510)	(76,477)
Proceeds from transferred of treasury stock	-	-
Depreciation of property, plant and equipment	204,262	273,172
Amortization of intangible assets	-	-
Loss on disposal of property, plant and equipment	-	-
Loss from equity method investee	181,498	(9,408)
Loss on disposal from subsidiaries	-	-
Dividend from cost method investee	(257,522)	(248,710)
Loss from goodwill impairment	-	1,684,023
Effect of deferred taxes	(16,659)	(22,342)

Charge in:
Account Receivables	(1,536,902)	762,132
Other receivables, deposits & prepayments	959,005	(1,063,502)
Inventories	83,715	(486,080)
Account Payable	(855,809)	338,662
Amounts due to stockholders	36,567	30,398
Customers deposits	199,308	(735,804)
Other payables & accrued expenses	(20,884)	239,262
Income tax payable	(16)	(1,633)
Other taxes payable / recoverable	(246,078)	52,179

Net cash used in operating activities	(685,985)	(553,209)

Cash flows from investing activities
Acquisition of property, plant & equipments	(19,171)	(95,586)
Disposal of subsidiary	-	-
Cash payment associated with long term investments	-	-
Cash dividend from cost method investee	360,033	452,607
Cash Received from disposal property, plant& equipments	-	-

Net cash used in investing activities	340,862	357,021

Cash flow from financing activities
Proceeds from issuance of common stock under Plan 2002	-	200
Increase in treasury stock	-	-
Increase/decrease in additional paid in capital	-	9,800
Capital contribution from minority interest	-	-

Net cash generated from financing activities	-	10,000

Effect of exchange rate changes on cash and cash equivalents	42,556	328,717

Net increase (decrease) in cash and cash equivalents	(302,567)	142,529

Cash and cash equivalents at the beginning of year	2,543,430	2,400,901

Cash and cash equivalents at the end of year	2,240,863	2,543,430

Supplemental disclosure of cash flow information
Income tax paid	$28,755	$1,665
Interest paid	$-	$-

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

On February 8, 2010, the Company transferred all its ownership interests in FTCL to BFHX for the amount of FTCL’s 100% fully paid up capital.

The principal activities of the Company are the development and sale of network software systems and the provision of enterprise application system integration services in the PRC.  The Company is also engaged in the sale of computer hardware.  Set forth below is a diagram illustrating our corporate structure as of December 31, 2009:

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

Foreign Currency Translation and Transactions

The functional currency of Forlink is U.S. Dollars (US$) and the financial records are maintained and the financial statements prepared in US$. The functional currency of FTHK is Hong Kong Dollars (HK$) and its financial records are maintained, and its financial statements prepared, in HK$. The functional currency of FTCL, BFHX, FTCD, FTGX, and NNBCE is Renminbi (RMB) and their financial records are maintained, and their financial statements are prepared, in RMB.

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

The exchange rates used as of December 31, 2009 and 2008 are US$1:HK$7.79:RMB6.84 and US$1:HK$7.78:RMB6.83, respectively. The weighted average rates ruling for the years ended December 31, 2009 and 2008 are US$1:HK$7.78:RMB6.84, and US$1:HK$7.81:RMB6.91, respectively.

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

The PRC subsidiaries conduct their business substantially in the PRC, and their financial performance and position are measured in terms of RMB. Any devaluation of the RMB against the US$ would consequently have an adverse effect on the financial performance and asset values of the Company when measured in terms of US$. The PRC subsidiaries’ products are primarily procured, sold and delivered in the PRC for RMB.  Thus, their revenues and profits are predominantly denominated in RMB.  Should the RMB devalue against US$, such devaluation could have a material adverse effect on the Company’s profits and the foreign currency equivalent of such profits repatriated by the PRC entities to the Company.

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

Computer Software Development Costs

In accordance with SFAS No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed,” software development costs are expensed as incurred until technological feasibility in the form of a working model has been established.  Deferred software development costs will be amortized over the estimated economic life of the software once the product is available for general release to customers. For the current software products, the Company determined that technological feasibility was reached at the point in time it was available for general distribution.  Therefore, no costs were capitalized.

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

Correction of a prior year error

The Company made a correction on the calculation on its investment on Guangxi Caexpo International Trade and Logistics Co., Ltd. (Guangxi Caexpo) and changed the accounting method from cost method to equity method. The Company has 22.73% ownership of Guangxi Caexpo, and the cost method was used to record such investment because the Company believed that it did not have significant influence on the operations of Guangxi Caexpo. The Company subsequently studied APB No. 18 The Equity Method of Accounting for Investments in Common Stock and FIN 35: Criteria for Applying the Equity Method of Accounting for Investments in Common Stock, and now believes that the equity method is more appropriate to record its investment in Guangxi Caexpo. The impact of this change is illustrated as follows:

	Accumulative Impact - Year Ended December 31, 2008
Financial statement line item	Cost method	Equity method	Difference

Long-term investment	5,074,622	4,994,953	-79,669
Accumulated losses	-4,759,592	-4,839,261	-79,669
Investment income from equity method	56,646	9,408	-47,238
Gain/loss per share	-0.27	-0.28	-0.01

Fair Values of Financial Instruments

The carrying amounts of financial instruments (cash and cash equivalents, investments, accounts receivable and accounts payable) approximate their fair values as of December 31, 2009 and 2008 because of the relatively short-term maturity of these instruments.

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

Software license revenue is recognized over the accounting periods contained in the terms of the relevant agreements, commencing upon the delivery of the software provided that (1) there is evidence of an arrangement, (2) the fee is fixed or determinable, and (3) collection of the fee is considered probable.

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

Advertising costs

All advertising costs incurred in the promotion of the Company’s products and services are expensed as incurred.  Advertising expenses were insignificant for 2009 and 2008.

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

Earnings Per Common Share

The Company computes net earnings per share in accordance with SFAS No. 128, “Earnings per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic net earnings per share is computed by dividing the net earnings available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings per share gives effect to common stock equivalents; however, potential common stock in the diluted EPS computation is excluded in net loss periods, as their effect is anti-dilutive.

Recent Accounting Pronouncements

In June 2009, the FASB issued FAS 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (Codification)”. The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.   This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”. This statement amends certain guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009

In May 2009, the FASB issued FAS 165, “Subsequent Events” The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

The Company does not anticipate that the adoption of the above statements will have a material effect on the Company's financial condition and results of operations.

In September 2009, new guidance was introduced on revenue recognition on arrangements with multiple elements and certain revenue arrangements that include software. The new guidance will allow companies to allocate consideration in a multiple element arrangement in a way that better reflects the economics of the transaction.. Under this guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be scoped out of the software revenue guidance. The new guidance will also result in more disclosure requirements. The new guidance will be effective on January 1, 2011, with early adoption permitted. The Company is currently evaluating the impact of adopting the new guidance.

NOTE 3 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of the customers’ financial conditions and the Company generally does not require collateral.

Senior management reviews accounts receivable from time to time to determine if any receivables will potentially be uncollectible. The Company included any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, $0 for doubtful accounts as of December 31, 2009 ($54,400 for 2008) is required.

NOTE 4 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	December 31,	December 31,
	2009	2008

Other receivables	$675,801	$1,545,025
Deposits	3,661	58,875
Prepayments	7,951	23,655

	$687,413	$1,627,555

Other receivables include deposits for operating leases and advances to employee for traveling outlays.

NOTE 5 - INVENTORIES

	December 31,	December 31,
	2009	2008

Computer hardware and software	$23,784	$13,335
Work-in-progress	911,782	1,006,378

	$935,566	$1,019,713

All the inventories were purchased for identified system integration contracts.

Work-in-progress includes payroll and other operating expenses associated with various contracts in progress.

NOTE 6 - RELATED PARTY

The Company has had and expects to have transactions in the ordinary course of business with its stockholders, directors, senior officers and other affiliates (and their associates) on substantially the same terms as those prevailing for comparable transactions with others. Listed below is a summary of material relationships or transactions with the Company’s stockholders, directors, senior officers and other affiliates:

Amounts due to stockholders

The Company, from time to time, received from or made repayment to one major stockholder who is also a member of management of the Company. The amounts due to stockholders do not bear any interest and do not have clearly defined terms of repayment.

As of December 31, 2009 and 2008, the amounts due to stockholders represented advances from stockholders with the amount of $415,078 and $378,672, respectively.

Related Party Transactions

	Sales		Receivable		Customer Deposit
	Year Ended Dec 31,		As of Dec 31,		As of Dec 31,
Related party	2009	2008	2009	2008	2009	2008

All China	-	-	12,140	501,642	61,385	48,246
Guangxi Caexpo	2,218,118	-	1,779,550	294,262	-	-
SDLD	223,059	123,619	-	-	7,311	9,752
Total	$2,441,177	$123,619	$1,791,690	$795,904	$68,696	$57,998

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET

	December 31,	December 31,
	2009	2008

Building	$213,705	$213,705
Computer and office equipment	1,061,915	1,060,165
Motor vehicles	211,698	211,698
	1,487,318	1,485,568
Less: Accumulated depreciation	(1,095,647)	(891,763)

	$391,671	593,805

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, a Company director and stockholder. By a stockholders’ resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. In 2005, the title to the building was transferred to the Company.

NOTE 8 - LONG TERM INVESTMENTS

	December 31,	December 31,
	2009	2008

Equity investments	$3,766,876	$4,054,225
Cost investments	940,260	940,728

	$4,707,136	4,994,953

In December 2003, the Company invested $760,870 in a privately held PRC company, All China Logistics Online Co., Ltd., for a 17.8% equity interest. The Company has recorded the investment at cost because it does not have the ability to exercise significant influence over the investee.

On October 24, 2005, the Company set up China Liquid Chemical Exchange Company Limited, a limited liability company in PRC, and shares the risk and rewards up to the equity interest of 13.46%.  The consideration is made in form of the Company-developed “For-Online Electronic Trading System” without any cash outflow.  Therefore, the Company recorded the contribution of software at the lower of its carrying amount or fair value, and accounted for under the equity method under SOP 78-9.  As of December 31, 2009 and 2008, the Company’s share of the joint venture’s profit (loss) was $119,746 and $205,505, respectively.

On October 3, 2006, the Company acquired 22.73% of registered capital in Guangxi Caexpo International Trade and Logistics Co., Ltd. (“Guangxi Caexpo”), a private held PRC company, from Statelink International Group, Ltd., a company incorporated in the British Virgin Islands (“Statelink”). Consideration paid to Statelink for this acquisition included a cash payment of $2,557,545 (RMB 20,000,000) by BFHX and 13,000,000 shares of the Company’s restricted common stock.  The acquisition cost of the common shares issued to Statelink is based on a per share price of $0.075, which was the average market price of the Company’s common shares over a 10-day period before and after the terms of the acquisition were agreed to. The overall acquisition cost was $3,529,450.  After study of APB No. 18: The Equity Method of Accounting for Investments in Common Stock, and FIN 35: Criteria for Applying the Equity Method of Accounting for Investments in Common Stock, the Company changed the accounting treatment of this acquisition from cost method to equity method. See Note 2 for the impact of this change.

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

During 2008, especially in the last two quarters, the price of the Company’s common stock was impacted by declines in the overall financial market and had fallen to $1.20 per share at September 30, 2008, and $0.90 per share at December 31, 2008. The goodwill was determined from the difference between the fair value of the Company’s common stock and the book value of the Company’s net assets. The result of the annual impairment test for 2008 indicated that the goodwill had been impaired by the declining prices, and the fair value of common stock was much lower than the net assets of the book value.  The Company believed that the impairment was other than temporary. Based on the result of the impairment testing, the balance of $1,684,023 was written off for the year ended December 31, 2008. The balance was zero for the year ended December 31, 2009.

NOTE 10 - OTHER PAYABLES AND ACCRUED EXPENSES

	December 31,	December 31,
	2009	2008

Other payables	$221,972	$428,334
Accrued salaries & wages	313,696	176,985
Other accrued expenses	-	-

	$535,668	$605,319

NOTE 11 – NON-CONTROLLING INTEREST

The non-controlling interest balance of $151,785 represents cash provided by minority shareholders of NNBCE.

NOTE 12 - INCOME TAX

According to the relevant PRC tax rules and regulations, FTCL, which is recognized as a New Technology Enterprise operating within a New and High Technology Development Zone, is entitled to an Enterprise Income Tax (“EIT”) rate of 15%.

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and State Tax Bureau respectively, FTCL was fully exempted from EIT for fiscal years 1999, 2000, 2001 and 2002. FTCL received a 50% EIT reduction at the rate of 7.5% for fiscal years 2003, 2004 and 2005.  As of December 31, 2009, FTCL was entitled to an EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX was fully exempted from EIT for fiscal years 2004, 2005 and 2006.  As of December 31, 2009, BFHX was entitled to an EIT rate of 25%.

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

On March 16, 2007, the 5th Plenary Session of the 10th National People's Congress passed the Corporate Income Tax Law of the PRC ("the New Corporate Income Tax Law"), which took effect on January 1, 2008.  Beginning on that date, the EIT rate is expected to gradually increase to the standard rate of 25% over a five-year transition period.  However, the New Corporate Income Tax Law does not specify how the existing preferential tax rate will gradually increase to the standard rate of 25%.  Also, under the New Corporate Income Tax Law, certain high technology enterprises will continue to be entitled to a reduced tax rate of 15%.  However, the implementation rules regarding the preferential tax policies (e.g. the details on how the taxpayer can qualify as a high-tech enterprise under the New Corporate Income Tax Law) have yet to be made public. Consequently, the Company is not able to make an estimate of the expected financial effect of the New Corporate Income Tax Law on its deferred tax assets and liabilities.  The enactment of the New Corporate Income Tax Law did not have any financial effect on the provision for income tax for the year ended December 31, 2009 and on the amounts accrued in the balance sheet in respect of current tax payable.

Reconciliation between the provision for income taxes computed by applying the statutory tax rate in Mainland China to income before income taxes and the actual provision for income taxes is as follows:

	YE 2009	YE 2008
	USD	USD
Provision of income taxes at statutory tax rate of 15%	11,457	(199,190)
Tax holidays and concessions	-	-
Effect of different tax rate of a subsidiary operating in Hong Kong	135,645	2,880
Permanent difference	(165,528)	210,879
Increase in valuation allowance	-	(33,529)
Timing different on revenue recognition & FA, etc.	(39,882)	28,912
Others	-	(336)
Effective tax	(58,308)	9,616

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

As part of the PRC government’s policy of encouraging software development in the PRC, companies that fulfill certain criteria set by the relevant authorities, and which develop their own software products and have the software products registered with the relevant authorities in the PRC, are entitled to a refund of VAT equivalent to the excess over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales).  The excess portion of the VAT is refundable and is recorded by the Company on an accrual basis. The VAT rebate included in other income was $298,254 and $72,533 for the years ended December 31, 2009 and 2008, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

During the years ended December 31, 2009 and 2008, the Company incurred lease expenses amounting to $361,336 and $489,583 respectively.  As of December 31, 2009 and 2008, the Company had commitments under non-cancelable operating leases, requiring annual minimum rentals as follows:

	December 31,	December 31,
	2009	2008
January 1, 2009 to December 31, 2009	$474,411	$442,062
January 1, 2010 to December 31, 2010	475,522	438,809
January 1, 2011 to December 31, 2011	97,726	149,427

	$1,047,659	$1,030,298

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

The following table summarizes the activities of stock options granted under the 2002 Plan prior to its expiration:

	Number of shares	Weighted average exercise price
Granted on September 7, 2004	3,315,000	$0.10
Exercised	(15,000)	$(0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2004	3,300,000	$0.10
Exercised	(136,500)	$(0.10)
Forfeited or Cancelled	(132,500)	$(0.10)
Outstanding at December 31, 2005	3,031,000	$0.10
Exercised	0	$0.00
Forfeited or Cancelled	(1,734,000)	$(0.10)
Outstanding at December 31, 2006	1,297,000	$0.10
Exercised	(897,000)	$(0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2007	400,000	$0.10
Exercised	200,000	0.00
Forfeited or Cancelled	200,000	0.00
Outstanding at December 31, 2008	0	0.10
Fully vested and exercisable at December 31, 2009	0	$0.10

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

The following table summarizes the cumulative activities up to December 31, 2009 of the options issued under the 2002 Plan with different expiration dates:

	Granted	Exercised	Forfeited or Cancelled	Outstanding at December 31, 2009
December 2006 Options	2,385,000	518,500	1,866,500	0
June 2007 Options	130,000	130,000	0	0
June 2009 Options	800,000	600,000	200,000	0
	3,315,000	1,248,500	2,066,500	0

The weighted average fair value of the December 2006 Options, the June 2007 Options and the June 2009 Options granted on the date of grant, were $0.042, $0.046 and $0.058 per option, respectively. At December 31, 2009, all future compensation expenses were recognized.

There was no aggregate intrinsic value of options outstanding and exercisable as of December 31, 2009 and December 31, 2008. The aggregate intrinsic value represents the intrinsic value, based on options with an exercise price less than the market value of the Company’s stock on December 31, 2009 and December 31, 2008 which would have been received by the option holders had those option holders exercised those options at of that date.

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

NOTE 16 - CONCENTRATION OF CUSTOMERS

During the year, the following customers accounted for more than 10% of total sales:

	Years Ended
	December 31,
	2009	2008
Net sales derived from - Customer A	880,266	2,089,554
- Customer B	2,218,118	*
- Customer C	*	*
-Customer D	*	*
- Customer E	*	2,148,539

% to total net sales - Customer A	14%	38%
- Customer B	35%	*
- Customer C	*	*
-Customer D	*	*
- Customer E	*	39%

Account receivable from - Customer A	*	232,750
- Customer B	1,779,550	*
- Customer C	267,112	*
-Customer D	*	*
- Customer E	*	244,657

% to total accounts receivable- Customer A	*	26%
- Customer B	73%	*
- Customer C	11%	*
-Customer D	*	*
- Customer E	*	27%

* less than 10%

Note 17 – GAIN (LOSS) PER SHARE

The Company reported a profit of 0.13 per share for the year 2009 but a loss of $(0.28) per share for the year 2008.

Note 18 – SUBSEQUENT EVENT

The Company transferred all its ownership interests in FTCL to BFHX for the amount of FTCL’s 100% fully paid up capital on February 8, 2010.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and internal control over financial reporting. The evaluation was conducted under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report. In addition, no change in internal control over financial reporting occurred during the year ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of December 31, 2009.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Management’s assessment included evaluating the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.  Based on our assessment, we concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on the criteria issued by COSO in Internal Control – Integrated Framework.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Form 10-K.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our international control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

As of December 31, 2009 and as of the date of the filing of this report, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors (if applicable) were as follows:

Name	Age	Position	Since

Yi He	43	Chief Executive Officer, Chairman of the board of directors	August 2001

Hongkeung Lam	57	Chief Financial Officer, Chief Accounting Officer, Secretary and Director	August 2001

Guoliang Tian	70	Director	May 2003

Yu Fang	63	Director	May 2003

Zhenying Sun	53	Director	November 2006

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

None.

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

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on review of copies of such reports received or written representations from certain reporting persons, the Company believes that, during the year ended December 31, 2009, all Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders were in compliance with SEC regulations.

Item 11.	Executive Compensation.

The following summary compensation table indicates the cash and non-cash compensation earned for years ended December 31, 2009 and 2008 by our Chief Executive Officer and each of our other two highest paid executives, whose total compensation exceeded $100,000 (if any) for the years ended December 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ( $)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ( $)	Total ($)
Yi He,	2009	43,924	-0-	-0-	-0-	-0-	-0-	-0-	43,924
current CEO (1)	2008	43,407	-0-	-0-	-0-	-0-	-0-	-0-	43,407

1 Yi He became the Company’s Chief Executive Officer on May 15, 2003.  Mr. He is not compensated for his services as a director of the Company.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options, unvested stock awards or equity incentive plan awards for any of the above-named executive officers outstanding as of December 31, 2009.

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

Compensation of Directors

The Company paid no compensation to its directors for any services provided as a director during the year ended December 31, 2009. There are no other formal or informal understandings or arrangements relating to compensation; however, the directors may be reimbursed for all reasonable expenses incurred by them in conducting the Company’s business.  These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage.  For the fiscal year 2009, none of the directors received reimbursement payments from the Company.

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

2  A beneficial owner of more than five percent of the Company’s common stock.  The address for each such beneficial owner is in care of the Company at 9/F Shenzhou Mansion, No. 31 Zhongguancun Street, Haidian District, Beijing, China.

3 Unless otherwise indicated, all shares are directly owned and investing power is held by the persons named in the table.

4 These shares of common stock are held directly by Statelink International Group, Ltd., of which Ms. Sun is the controlling person and has both voting and dispositive power over these shares.

5 Based upon 4,651,173 shares of Common Stock outstanding as of March 14, 2010.

Equity Compensation Plan Information

As of December 31, 2009, we did not have any equity compensation plan in effect.  The Company’s 2002 Stock Plan, which was adopted on August 16, 2002, expired as of August 15, 2007, pursuant to the terms of such plan. The plan had not been approved by our shareholders prior to its expiration.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Person

The Company, from time to time, received from or made repayments to Mr. Yi He, who is a major stockholder and our Chief Executive Officer.  The amounts due from/to stockholders do not bear any interest and do not have clearly defined terms of repayment.  The amounts due from stockholders as of December 31, 2008 and December 31, 2007, which were $75,734.26 and $237,631.08 respectively, represented travel advances to Mr. Yi He. The amounts due to stockholders as of December 31, 2009 and December 31, 2008, which were $36,567 and $30,398, respectively, represented advances from stockholders.

Other than the transactions described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons since the beginning of our last fiscal year wherein the amount involved in the transaction or a series of similar transactions exceeded $120,000.

Director Independence

The Company has determined that the following directors are independent under Rule IM-5605(a)(2) of the Nasdaq Listing rules: Guoliang Tian, Yu Fang and Zhengying Sun.  In determining independence, the Board reviews and seeks to determine whether directors have any material relationship with the Company, direct or indirect, which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board reviews business, professional, charitable and familial relationships of the independent directors in determining independence.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by Kenne Ruan, CPA, P.C. for the audit of our 2009 annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-Q for fiscal year 2009 were $100,000. The aggregate fees billed for professional services rendered by Kenne Ruan for the audit of our 2008 annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-Q for fiscal year 2008 were $100,000.

Audit-Related Fees

There were no other fees billed by Kenne Ruan during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no fees billed for professional services rendered by Kenne Ruan for tax compliance services in fiscal years 2009 and 2008.

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

(1) Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8 of this report:

Report of Kenne Ruan, CPA, P.C., Independent Auditors

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008

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

FORLINK SOFTWARE CORPORATION, INC.
(Registrant)

Date: March 26, 2010	By:	/s/ Yi He
Yi He
Chief Executive Officer

Date: March 26, 2010	By:	/s/ Hongkeung Lam
Hongkeung Lam
Chief Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2010	By:	/s/ Yi He
Yi He, Director

Date: March 26, 2010	By:	/s/ Hongkeung Lam
Hongkeung Lam, Director

Date: March 26, 2010	By:	/s/ Guoliang Tian
Guoliang Tian, Director

Date: March 26, 2010	By:	/s/ Yu Fang
Yu Fang, Director

Date: March 26, 2010	By:	/s/ Zhenying Sun
Zhenying Sun, Director