Form 10-Q
period 2010-03-31
FORLINK SOFTWARE CORP INC
filed 2010-05-12
CIK 866458

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

☐           Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________.

Commission File Number 0-18731

Forlink Software Corporation, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0398666 (I.R.S. employer identification number)

Shenzhou Mansion 9F, ZhongGuanCun South Street, No. 31,
Haidian District, Beijing, China   100081
(Address of principal executive offices and zip code)

01186-10 6811 8866
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

Number of shares of common stock outstanding as of May 11, 2010: 4,651,173

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update this forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Current Report on Form 10-Q (“Form 10-Q”). No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

ii

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

The information required by Item 1 commences on the next page.

Forlink Software Corporation, Inc.
Consolidated Balance Sheets

(Expressed in US Dollars)
	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$1,206,815	$2,240,863
Accounts receivable	3,007,101	2,434,557
Other receivables, deposits and prepayments (Note 3)	1,257,227	687,413
Inventories (Note 4)	1,048,234	935,566
Deferred taxes assets	23,115	0

Total current assets	6,542,492	6,298,399

Property, plant and equipment (Note 6)	352,284	391,671
Long term investments (Note 7)	4,576,573	4,707,136

Total assets	$11,471,349	$11,397,206

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,677,500	$1,193,643
Amounts due to stockholders (Note 5)	513,970	415,078
Customer deposits	1,619,210	1,329,203
Other payables and accrued expenses (Note 9)	373,929	535,668
Income tax payable	0	0
Other tax payable	0	727,097
Deferred taxes debt	65,663	38,992

Total current liabilities	$4,250,272	$4,239,681

Commitments and contingencies

Non-controlling interest (Note 9)	$137,745	$151,785

Stockholders’ equity
Common stock, par value $0.001 per share;
200,000,000 and 200,000,000 shares authorized;
4,966,173 and 4,966,173 shares issued and 4,651,173 and 4,651,173 shares outstanding, respectively	$99,322	$99,322
Treasury stock	(163,800)	(163,800)
Additional paid-in capital	10,195,693	10,195,693
Accumulated losses	(4,136,275)	(4,214,220)
Accumulated other comprehensive income	1,088,392	1,088,745

Total stockholders’ equity	$7,083,332	$7,005,740

Total liabilities and stockholders’ equity	$11,471,349	$11,397,206

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.
Consolidated Statements of Operations
(unaudited)

(Expressed in US Dollars)

	Three Months ended
	March 31,
	2010	2009

Net sales	683,075	856,903
Cost of sales	(364,832)	(596,395)

Gross profit	318,243	260,508

Selling expenses	(223,160)	(292,052)
Research and development expenses	(179,047)	(113,403)
General and administrative expenses	(341,512)	(217,413)

Total operating expenses	(743,719)	(622,868)

Operating profit/(loss)	(425,476)	(362,360)

Income from equity method investee	(22,182)	(8,358)
Income from cost method investee	-	7,297
Interest income	2,220	4,037

Other income, net	512,899	81,672

Profit / (Loss) before tax	67,461	(277,712)

Income tax	3,555	0
Minority interest	(14,040)	(15,407)

Net profit/(loss)	77,946	(262,305)

Profit/(loss) per share	0.02	(0.06)

Weighted average common shares outstanding -basic and diluted	4,651,173	4,651,173

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.
Consolidated Statements of Cash Flows
Increase in Cash and Cash Equivalents
(unaudited)
(Expressed in US Dollars)	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net profit/(loss)	$77,945	$(262,305)
Adjustments to reconcile net profit/(loss) to
net cash provided by/(used in) operating activities
Minority interest	(14,040)	(15,407)
(Gain)/loss from write-off of property, plant and equipment
Depreciation of property, plant and equipment	45,411	65,162
Income from equity method investee
Loss from equity method investee	22,182	8,358
Dividend received from investee	-	(7,297)
Effect of deferred taxes	3,560	23,271

Change in:
Accounts receivables	(572,793)	(28,718)
Other receivables, deposits and prepayments	(585,513)	(462,748)
Inventories	(112,764)	(314,560)
Accounts payable	483,979	395,451
Amounts due to stockholders	98,934	17,464
Customer deposits	297,453	132,959
Other payables and accrued expenses	(168,994)	(73,644)
Income tax payable	-	(16)
Other taxes payable	(727,023)	(104,848)

Net cash provided by/(used in) operating activities	(1,151,662)	(626,878)

Cash flows from investing activities
Purchase of long term investment
Acquisition of property, plant and equipment	-	5,934
Proceeds from disposal of long term investment	-	-
Dividend from investee	107,980	111,104

Net cash used in investing activities	107,980	117,038

Cash flows from financing activities
Repayment to short term borrowings	-	-
(Repayments to)/advances from stockholders	-	-
Proceeds from issuances of common stock under Plan 2002	-	-

Net cash provided by financing activities	-	-

Effect of exchange rate changes	9,634	(51,270)

Net increase/(decrease) in cash and cash equivalents	(1,034,048)	(561,110)

Cash and cash equivalents at beginning of period	2,240,863	2,543,430

Cash and cash equivalents at end of period	$1,206,815	$1,982,320
Supplemental disclosure of cash flow information
Income tax paid	$-	-
Interest paid	$-	$-

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

On November 3, 1999, the Company entered into a Plan of Reorganization with Beijing Forlink Software Technology Co., Ltd. (hereinafter "BFSTC"), a limited liability company organized under the laws of the People’s Republic of China (“PRC” or “China”), under the terms of which BFSTC gained control of the Company.  Pursuant to the Plan of Reorganization, the Company acquired 100% of the registered and fully paid-up capital of BFSTC in exchange for 20,000,000 shares of the Company's authorized, but unissued, common stock.  BFSTC is engaged in the provision of computer software consultancy and engineering services and the development and sale of computer software in the PRC.  As a part of its computer consultancy and engineering services, BFSTC is also engaged in the sale of computer hardware.  In June 2001, BFSTC changed its name to Forlink Technologies Co. Ltd. (“FTCL”). FTCL is the Company’s major operating subsidiary in China.

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

On July 12, 2007, the Company invested through FTGX, $1,063,830 (RMB 8,000,000) in Nanning Bulk Commodities Exchange Corporation Limited (“NNBCE”), a privately held PRC company, for an 80% equity interest, and NNBCE became a subsidiary of FTGX.  Set up on April 29, 2007, NNBCE commenced operations on March 28, 2008, and provides logistical e-commerce services.

On September 5, 2007, the Company invested $465,425 (RMB 3,500,000), through NNBCE, in Guangxi Bulk Sugar & Ethanol Exchange Corporation Limited (“GBSEE”), a PRC limited liability company established on September 12, 2007, for a 35% equity interest. Concurrently, All China Logistics was entrusted as nominee owner of GBSEE to hold 20% of the fully paid up capital of GBSEE on behalf of NNBCE as the primary beneficiary. Upon the request of NNBCE, All China Logistics is required to transfer its ownership interests in GBSEE to NNBCE or its designees at any time for the amount of the 20% fully paid up capital. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51” (“FIN 46R”), NNBCE is deemed to hold the primary beneficial interest of 55% equity interest in GBSEE. GBSEE was established to provide logistical e-commerce services, but it was dissolved on December 16, 2007 before it commenced any operations and NNBCE received payments back of its investment in GBSEE of $410,397 (RMB 3,000,000) in December 2007; $66,211 (RMB 484,000) in February 2008, and $2,189 (RMB 16,000) in September 2008.

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

Forlink, its subsidiaries and VIE (hereinafter collectively referred to as the “Company”), are all operating companies.  Set forth below is a diagram illustrating the Company’s corporate structure as of March 31, 2010:

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America that include the financial statements of Forlink and its subsidiaries and VIE, namely, FTCL, FTHK, BFHX, FTCD, FTGX, and NNBCE.  All interentity transactions and balances have been eliminated.

Noncontrolling interests at the balance sheet date, being the portion of the net assets of subsidiaries attributable to equity interests that are not owned by Forlink, whether directly or indirectly through subsidiaries, are presented in the consolidated balance sheet separately from liabilities and the shareholders’ equity.  Non-controlling interests in the results of the Company for the years are also separately presented in the income statement.

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

The financial statements of the Company’s operations based outside of the United States have been translated into US$ under the guidance of the FASB Accounting Standards Codification (ASC) Topic 830 “Foreign Currency Matters”.  Management has determined that the functional currency for each of the Company’s foreign operations is its applicable local currency. When translating functional currency financial statements into US$, year-end exchange rates are applied to the consolidated balance sheets, while average period rates are applied to consolidated statements of operations.  Translation gains and losses are recorded in translation reserve as a component of stockholders’ equity.

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

The exchange rates used as of March 31, 2010 and December 31, 2009 are US$1:HK$7.80:RMB6.84, and US$1:HK$7.78:RMB6.85, respectively. The weighted average rates ruling for the periods ended March 31, 2010 and March 31, 2009 are US$1:HK$7.80:RMB6.84, and US$1:HK$7.78:RMB6.85, respectively.

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

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible.  We have a limited number of customers with individually large amounts due at any given balance sheet date.  Any unanticipated change in one of those customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers, could have a material effect on the results of operations in the period in which such changes or events occur.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

Fair Values of Financial Instruments

The Company adopted ASC Topic 820 Fair Value Measurements and Disclosures.  The adoption of ASC 820 did not materially impact the Company's financial position, results of operations or cash flows. ASC 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected.  The carrying amounts of the financial assets and liabilities approximate to their fair values due to short maturities or the applicable interest rates approximate the current market rates.

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

The Company recognizes revenues in accordance with the guidance of subtopic 985-605 of the Accounting Standards Codification “Software Revenue Recognition,” which requires that there be a signed contract evidencing an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

Software license revenue is recognized over the accounting periods contained in the terms of the relevant agreements, commencing upon the delivery of the software provided that (1) there is evidence of an arrangement, (2) the fee is fixed or determinable and (3) collection of the fee is considered probable.

Revenue from non-software, multiple-element arrangements is recognized in accordance with the GASB guidance of subtopic 605-25, “Revenue of Multi-element Arrangement.” The Company recognizes revenue from the multiple-deliverables which has value to the customer on a stand-alone basis.  Deliverables in an arrangement that do not meet the separation criteria in ASC 605-25 are treated as one unit of accounting for purposes of revenue recognition.

In the case of maintenance revenues, vendor-specific objective evidence, or VSOE, of fair value is based on substantive renewal prices, and the revenues are recognized ratably over the maintenance period.

In the case of consulting and implementation services revenues, where VSOE is based on prices from stand-alone sale transactions, the revenues are recognized as services that are performed pursuant to paragraph ASC 985-605-25.

For hardware transactions where software is incidental, the Company does not apply separate accounting guidance to the hardware and software elements.  The Company applies the provisions of the FASB ASC 985-605-15 “Software Revenue Recognition.” Per this guidance, if the software is considered not essential to the functionality of the hardware, then the hardware is not considered “software related” and is excluded from the scope of ASC 985-605-15.  Such sale of computer hardware is recognized as revenue on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed.

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

Stock Based Compensation

Effective January 1, 2006, we adopted the FASB ASC 718 Stock Compensation, using the modified prospective application transition method.

The FASB ASC 718 requires the Company to record the cost of stock options and other equity-based compensation in its income statement based upon the estimated fair value of those rewards.  The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and other equity-based compensation beginning in the first quarter of adoption.  Accordingly, prior periods have not been restated to reflect stock based compensation.  On January 1, 2006, the Company adopted the FASB ASC 718 using the modified prospective method, and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements because most of the Company’s outstanding stock options were vested as of December 31, 2005 and the unvested portion of the stock options was considered immaterial.

The FASB ASC 718 also requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing forfeitures as an expense reduction as they incur.  The adjustment to apply estimated forfeitures to previously share-based compensation was considered immaterial by the Company and as such was not classified as a cumulative effect of a change in accounting principle.  As of January 1, 2006, the Company had no unrecognized compensation cost remaining associated with existing stock option grants. Also, the Company made no modifications to outstanding stock option grants prior to the adoption of the FASB ASC 718, and there were no changes in valuation methodologies or assumptions compared to those used by the Company prior to January 1, 2006.

The Company did not adopt any new share-based compensation plans in 2010.  200,000 stock options issued under the Company’s 2002 Stock Plan were exercised during the year 2008.

Advertising costs

All advertising costs incurred in the promotion of the Company’s products and services are expensed as incurred. Advertising expenses were insignificant for the three months ended March 31, 2010 and 2009.

Income Taxes

The Company accounts for income taxes in accordance with for the FASB ASC 740 “Income Taxes.” Under SFAS No. 109, the FASB ASC 740, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.  Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets not be realized. The AFSB ASC also provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements.  Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions.

Earnings Per Common Share

The Company computes net earnings per share in accordance with the FASB ASC 260, “Earnings per Share”.  Under the provisions of the FASB ASC 260, basic net earnings per share is computed by dividing the net earnings available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net earnings per share gives effect to common stock equivalents, however, potential common stock in the diluted EPS computation are excluded in net loss periods, as their effect is anti-dilutive.

Recent Issued Accounting Guidance

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

In October 2009, the FASB issued guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.

On July 1, 2009, we adopted guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

In June 2009, the FASB issued guidance on the consolidation of variable interest entities, which is effective for us beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

The Company does not anticipate that the adoption of these statements will have a material effect on the Company's financial condition and results of operations.

NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	March 31,	December 31,
	2010	2009

Other receivables	$1,084,640	$675,801
Deposits	158,567	3,661
Prepayments	14,020	7,951

	$1,257,227	$687,413

Other receivables include deposits for operating leases and advances to employee for traveling outlays.

NOTE 4 - INVENTORIES

	March 31,	December 31,
	2010	2009

Computer hardware and software	$49,991	$23,784
Work-in-progress	998,243	911,782

	$1,048,234	$935,566

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

As of March 31, 2010 and December 31, 2009, the amounts due to this stockholder were $513,970 and $415,078, respectively, representing advances from this stockholder for our working capital.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

	March 31,	December 31,
	2010	2009

Building	$213,705	$213,705
Computer and office equipment	1,067,827	1,061,915
Motor vehicles	211,698	211,698
	1,493,230	1,487,318
Less: Accumulated depreciation	(1,140,946)	(1,095,647)

	$352,284	391,671

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company.  By a stockholders’ resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company.  In 2005, the title to the building was transferred to Forlink Technologies (Chengdu) Limited.

NOTE 7 - LONG TERM INVESTMENTS

	March 31,	December 31,
	2010	2009

Equity investments	$3,636,425	$3,766,876
Cost investments	940,148	940,260

	$4,576,573	4,707,136

In December 2003, the Company invested $760,870 in a privately held PRC company, All China Logistics Online Co., Ltd., for a 17.8% equity interest.  The Company has recorded the investment at cost because it does not have the ability to exercise significant influence over the investee.

On October 24, 2005, the Company set up China Liquid Chemical Exchange Company Limited (“CLCE”), a limited liability company in PRC, and shares the risk and rewards up to the equity interest of 13.46%.  The consideration was made in the form of the Company-developed “For-Online Electronic Trading System” without any cash outflow.  Therefore, the Company recorded the contribution of software at the lower of its carrying amount or fair value, and accounted for under the equity method under the guidance of the FASB ASC 970-323.  For the quarter ended March 31, 2010, our share of loss was $3,924 (RMB 26,844) and during the quarter we received dividends of $107,980 (RMB 738,550) from CLCE, which has been recorded in the accompanying financial statements.

On October 3, 2006, the Company acquired 22.73% of registered capital in Guangxi Caexpo International Trade and Logistics Co., Ltd. (“Guangxi Caexpo”) from Statelink International Group, Ltd. (“Statelink”) Consideration paid to Statelink for this acquisition included a cash payment of $2,557,545 (RMB 20,000,000) by BFHX and 13,000,000 shares of the Company’s restricted common stock.  The acquisition cost of the common shares issued to Statelink is based on a per share price of $0.075, which is the average market price of the Company’s common shares over a 10-day period before and after the terms of the acquisition were agreed to.  The overall acquisition cost of this acquisition was $3,529,450. The Company recorded the investment using the equity method.

On October 12, 2006, the Company entered into a definitive agreement to acquire 12.5% of registered capital in Wuxi Stainless Steel Exchange Co., Ltd. (“Wuxi”), a private held PRC company. In exchange for the 12.5% registered capital, the Company was to deploy a proprietary, integrated software solution (“Software”), estimated at RMB 1,000,000, by reference to the similar products sold to third parties in 2006, to support Wuxi’s operations, plus RMB 250,000 cash payment to Wuxi.  In 2006, the Company contributed cash of $31,969 (RMB 250,000) and the Software was deployed to Wuxi in December 2006.  The Company recorded the investment at cost because it does not have the ability to exercise significant influence over Wuxi. On January 14, 2007, the Company entered into a Share Transfer Agreement with a major shareholder of Wuxi to transfer a 2.5% equity interest in Wuxi held by the Company to the major shareholder for a cash payment of RMB 500,000.  After this transfer, the Company continues to hold a 10% equity interest in Wuxi.

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

On September 17, 2007, the Company invested $99,734 in a privately held PRC Company, Ningbo Bulk Commodities Exchange Corporation Limited (“NBBCE”) for a 25% equity interest. The Company’s investment was made through BFHX.  The Company recorded the investment at cost because it does not have the ability to exercise significant influence over NBBCE.  In fact, NBBCE’s strategic and business decisions are dominated by another major shareholder.

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

NOTE 8 - OTHER PAYABLES AND ACCRUED EXPENSES

	March 31,	December 31,
	2010	2009

Other payables	$239,978	$221,972
Accrued salaries & wages	133,951	313,696
Other accrued expenses

	$373,929	$535,668

Other payables include wages payable to employees, rental payable, and utilities payable.

NOTE 9 – NON-CONTROLLING INTEREST

The non-controlling interest balance of $137,745 represents equity value held by minority shareholders of NNBCE.

NOTE 10 - INCOME TAX

According to the relevant PRC tax rules and regulations, FTCL, recognized as New Technology Enterprises operating within a New and High Technology Development Zone, is entitled to an Enterprise Income Tax (“EIT”) rate of 15%.

Pursuant to approval documents dated September 23, 1999 and August 2, 2000, respectively, issued by the Beijing Tax Bureau and State Tax Bureau, FTCL was fully exempted from EIT for fiscal years 1999, 2000, 2001 and 2002. FTCL received a 50% EIT reduction at the rate of 7.5% for fiscal years 2003, 2004 and 2005.  As of March 31, 2010, FTCL was entitled to an EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX was fully exempted from EIT for fiscal years 2004, 2005 and 2006.  As of March 31, 2010, BFHX was entitled to an EIT rate of 25%.

Hong Kong profits tax is calculated at 17.5% on the estimated assessable profits of FTHK for the period. The EIT rates for FTCD, BFKT and NNBCE range from 9% to 33%.  No provision for EIT and Hong Kong profits tax were made for FTCL, BFHX, FTCD, FTGX, NNBCE and FTHK as they have not gained taxable income for the periods.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”).  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements.  Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions.  The Company classified all interest and penalties related to tax uncertainties as income tax expense.  The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities.  Audit periods remain open for review until the statute of limitations has passed.  The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes.  Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period.  As of March 31, 2010, the Company does not have any liability for uncertain tax positions.  The adoption of FIN 48 did not have a material impact on the Company’s results operations, financial position or liquidity.

On March 16, 2007, the 5th Plenary Session of the 10th National People's Congress passed the Corporate Income Tax Law of the PRC (the “New Corporate Income Tax Law"), which took effect on January 1, 2008. Beginning on that date, the EIT rate was to gradually increase to the standard rate of 25% over a five-year transition period.  However, the New Corporate Income Tax Law did not specify how the existing preferential tax rate would gradually increase to the standard rate of 25%.  Also, under the New Corporate Income Tax Law, certain high technology enterprises would continue to be entitled to a reduced tax rate of 15%. The Company was designated as a high technology enterprise under the New Corporate Income Tax Law. The enactment of the New Corporate Income Tax Law is not expected to have any financial effect on the amounts accrued in the balance sheet in respect of current tax payable.

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

As part of the PRC government’s policy of encouraging software development in the PRC, companies that fulfill certain criteria set by the relevant authorities, and which develop their own software products and have the software products registered with the relevant authorities in the PRC, are entitled to a refund of VAT equivalent to the excess over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales). The excess portion of the VAT is refundable and is recorded by the Company on an accrual basis.  The VAT rebate included in other income was $512,899 and $81,672 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 12 – COMPREHENSIVE INCOME/(LOSS)

The components of comprehensive income/(loss) were as follows:

	Three Months Ended March 31,
	2010	2009

Net profit/(loss)	$77,945	$(262,305)
Foreign currency translation adjustment	(353)	(91,150)
Comprehensive income/(loss)	$77,592	$(353,455)

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

The following table summarizes the activity on stock options under the 2002 Plan:

	Number of shares	Weighted average exercise price

Granted on September 7, 2004	3,315,000	$0.10
Exercised	(15,000)	$(0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2004	3,300,000	$0.10
Exercised	(136,500)	$(0.10)
Forfeited or Cancelled	(132,500)	$(0.10)
Outstanding at December 31, 2005	3,031,000	$0.10
Exercised	0	$0.00
Forfeited or Cancelled	(1,734,000)	$(0.10)
Outstanding at December 31, 2006	1,297,000	$0.10
Exercised	(897,000)	$(0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2007	400,000	$0.10
Exercised	(200,000)	$0.00
Forfeited or Cancelled	(200,000)	$0.00
Outstanding at December 31, 2008	0	$0.00
Exercised	0	$0.00
Forfeited or Cancelled	0	$0.00
Outstanding at March 31, 2010	0	$0.00
Fully vested and exercisable at March 31, 2010	0	$0.00

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

The following table summarizes the cumulative activities up to March 31, 2010 of the options issued under the 2002 Plan with different expiration dates:

	Granted	Exercised	Forfeited or Cancelled	Outstanding at March 31, 2010
December 2006 Options	2,385,000	518,500	1,866,500	0
June 2007 Options	130,000	130,000	0	0
June 2009 Options	800,000	600,000	200,000	0
	3,315,000	1,248,500	2,066,500	0

The weighted average fair value of the December 2006 Options, the June 2007 Options and the June 2009 Options granted on the date of grant, were $0.042, $0.046 and $0.058 per option, respectively.  At December 31, 2007, all future compensation expenses were recognized.

There was no aggregate intrinsic value of options outstanding and exercisable as of December 31, 2007 and December 31, 2006.  The aggregate intrinsic value represents the intrinsic value, based on options with an exercise price less than the market value of the Company’s stock on December 31, 2007 and December 31, 2006, which would have been received by the option holders had those option holders exercised those options at of that date.

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective option.

	The Value of Options
	December 2006 Options	June 2007 Options	June 2009 Options

Risk-free interest rate	2.17%	2.28%	2.66%
Expected lives (in years)	1.167	1.417	2.417
Dividend yield	0%	0%	0%
Expected volatility	100%	100%	100%

NOTE 14 - CONCENTRATION OF CUSTOMERS

During the year, the following customers accounted for more than 10% of total sales:

	Three Months Ended March 31,
	2010	2009
Net sales derived from:
Customer A	530,352	446,013
Customer B	*	264,451
Customer C	*	*
Customer D	*	*
Customer E	*	*

% to total net sales from:
Customer A	78%	52%
Customer B	*	31%
Customer C	*	*
Customer D	*	*
Customer E	*	*

Account receivable from:
Customer A	375,435	682,199
Customer B	1,779,368	*
Customer C	*	550,567
Customer D	*	*
Customer E	*	*

% to total accounts receivable from:
Customer A	12%	46%
Customer B	59%	*
Customer C	*	37%
Customer D	*	*
Customer E	*	*

* less than 10%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a leading provider of software solutions and information technology services in China (the “PRC” or “China”). We focus on providing Enterprise Application Integration (EAI) solutions for large companies in the telecom, finance, and logistics industries.  In May 2004, we launched For-online, which delivers enterprise applications and services over the Internet to small and medium-sized enterprises (SMEs) in China.  Since its launch, For-Online has become an important channel for delivering and distributing our products and services to more customers.  In August 2007, we launched our integrated e-business application platform For-Online 4.0, and based on this platform, we also released new versions of For-eMarket 3.0 in September 2007, ForCRM in October 2007 and ForOA in October 2007. We released For-eMarketPlace 3.1 in August 2008. We released For-EAI 5.0 and For-Online 5.0 in June 2009.

Revenues

Our business includes Forlink’s “For-series” brand software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and “For-series” related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

	Three Months Ended March 31,
	2010	2009

Sales of For-series software	$541,045	$410,890
as a percentage of net sales	79%	48%

For-series related system integration	$142,030	$446,013
as a percentage of net sales	21%	52%

As indicated in the foregoing table, sales of For-series software increased by approximately 32% to $541,045 in the first quarter of 2010 from $410,890 in the comparable quarter of 2009.  For-series related system integration as a percentage of net sales decreased from $416,013 or 52% in the comparable quarter of 2009 to $142,030 or 21% in the first quarter of 2010. The gross margins for the three months ended March 31, 2010 and 2009 were 47% and 30%, respectively.

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

General and administrative expenses include salaries and wages in the management section, office expenses, and traveling expenses.

Taxes

According to the relevant PRC tax rules and regulations, FTCL, is recognized as New Technology Enterprises operating within a New and High Technology Development Zone, are entitled to an Enterprise Income Tax (“EIT”) rate of 15%.

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and the State Tax Bureau respectively, FTCL received full exemption from EIT for fiscal years 1999 through 2002, and a 50% EIT reduction at the rate of 7.5% for fiscal years 2003 through 2005.  As of March 31, 2010, FTCL was entitled to an EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX received full exemption from EIT for fiscal years 2004 through 2006. As of March 31, 2010, BFHX was entitled to an EIT rate of 25%.

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

The financial statements of our operations based outside of the United States have been translated into US$ under the guidance of the Foreign Currency Matters Topic of the FASB Accounting Standards Codification.  We have determined that the functional currency for each of the Company’s foreign operations is its applicable local currency.  When translating functional currency financial statements into US$, period-end exchange rates are applied to the consolidated balance sheets, while average period rates are applied to consolidated statements of operations.  Translation gains and losses are recorded in translation reserve as a component of shareholders’ equity.

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

Exchange rates among US$, HK$ and RMB had minimal fluctuations during the periods presented.  The rates ruling as of March 31, 2010 are US$1: HK$7.795: RMB6.840.The weighted average rates ruling for the three months ended March 31, 2009 are US$1: HK$7.796: RMB6.840.

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

We recognize revenues in accordance with the guidance of subtopic 985-605 of the Accounting Standards Codification “Software Revenue Recognition,” which requires that there be a signed contract evidencing an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

Revenue from non-software, multiple-element arrangements is recognized in accordance with the GASB guidance of subtopic 605-25, Revenue of Multi-element Arrangement.The Company recognizes revenue from the multiple-deliverables which has value to the customer on a stand-alone basis.  Deliverables in an arrangement that do not meet the separation criteria in ASC 605-25 are treated as one unit of accounting for purposes of revenue recognition.

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

In the case of consulting and implementation services revenue, VSOE is based on prices from stand-alone sale transactions, and such revenue is recognized as services are performed pursuant to paragraph ASC 985-605-25.

For hardware transactions where software is incidental, the Company does not apply separate accounting guidance to the hardware and software elements.  The Company applies the provisions of the FASB ASC 985-605-15 Software Revenue Recognition,  Per this guidance, if the software is considered not essential to the functionality of the hardware, then the hardware is not considered “software related” and is excluded from the scope of ASC 985-605-15.  Such sale of computer hardware is recognized as revenue on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed.

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

Income Taxes

We account for income taxes in accordance with for the FASB ASC 740 “Income Taxes.” Under SFAS No. 109 the FASB ASC 740, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.  Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

The AFSB ASC also provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. As of March 31, 2010, we do not have any liability for uncertain tax positions.  The adoption of FIN 48 did not have a material impact on our results of operations, financial position or liquidity.

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

Recent Issued Accounting Guidance

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

In October 2009, the FASB issued guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.

On July 1, 2009, we adopted guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

In June 2009, the FASB issued guidance on the consolidation of variable interest entities, which is effective for us beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

The Company does not anticipate that the adoption of these statements will have a material effect on the Company's financial condition and results of operations.

Consolidated Results of Operations for the Three Months Ended March 31, 2010 and 2009.

The following table sets forth the results of our operations for the periods indicated:

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Net Sales	$683,075	$856,903
Cost of Sales	(364,832)	(596,395)
Gross Profit	318,243	260,508
Selling Expenses	(223,160)	(292,052)
Research and Development Expenses	(179,047)	(113,403)
General and Administrative Expenses	(341,512)	(217,413)
Operating Profit (Loss)	(425,476)	(362,360)
Other Income	512,899	81,672
Net Profit (Loss)	77,946	(262,305)
Gain/Loss Per Share	0.02	(0.06)
Basic Weighted Average Shares Outstanding	4,651,173	4,651,173
Diluted Weighted Average Shares Outstanding	4,651,173	4,651,173

Net Sales

For the three-month period ended March 31, 2010, our revenue was $683,075, a decrease of approximately 20.3% from our revenue of $856,903 for the comparable period in 2009. The decrease was mainly due to the decrease of system integration sales.

Cost of Sales

Our cost of sales was $364,832 in the three-month period ended March 31, 2010, compared with $596,395 for the same period in 2009. This decrease was in line with a decrease in net sales for the first quarter of 2010.

Gross Profit

For the three-month period ended March 31, 2010, gross profit was $318,243, representing an increase of 22.2% against $260,508 for the comparable period in 2009. This increase was in line with an increase in software sales for the quarter, which has a higher gross profit ratio than system integration sales.

Operating Expenses

Total operating expenses were $743,719 in the three-month period ended March 31, 2010, as compared to $622,868 for the comparable period in 2009, representing an increase of 19.4%.  The overall increase in operating expenses was mainly attributable to increases in general and administrative expenses during the period.

Selling expenses were $223,160 in the three-month period ended March 31, 2010, representing a decrease of 23.6% against $292,052 for the comparable period in 2009. This decrease was primarily due to our decreased advertising expenses and sales efforts to market our ASP (Application Service Provider) services “For-online,” our IT outsourcing services, as well as our EAI (Enterprise Application Integration) services “For-eMarket”, “ForCRM” and “ForOA”.

Research and development expenses were $179,047 in the three-month period ended March 31, 2010, compared with $113,403 for the same period in 2009. The approximate 57.9% increase was attributable to our efforts in new projects in the first quarter of 2010.

General and administrative expenses were $341,512 in the three-month period ended March 31, 2010, as compared to $217,413 for the same period in 2009, an increase of 57.1%. The increase was primarily due to increased employee training fees and increased office rent in the first quarter of 2010.

Operating Profit (Loss)

We recorded an operating loss $425,476 for the three-month period ended March 31, 2010 compared to an operating loss of $362,360 for the three-month period ended March 31, 2009, representing an increase in operating loss of 17.4%. The increase in operating loss for the first quarter of fiscal 2010 was due to our increased operating expenses from $622,868 in the three-month period ended March 31, 2009 to $743,719 for the comparable period in 2010.

Other Income

Our other income is mainly derived from a value added tax (“VAT”) refund associated with our software product sales.  Software sales in China are subject to a 17% VAT.  However, companies that develop their own software and have the software registered are generally entitled to a refund of the VAT.  If the net amount of the VAT payable exceeds 3% of software product sales, then the excess portion of the VAT is refundable to us upon our application to tax authority.  This policy is effective until 2010. Our other income was $512,899 for the three-month period ended March 31, 2010, as compared to $81,899 for the same period in 2009, representing an increase of 528% in other income.  The significant increase was a result of increase in VAT refund that we received from software product sales.

Liquidity and Capital Resources

For the three-month period ended March 31, 2010, we recorded a net profit of $77,946, or basic and diluted profit of $0.02 per share, compared to a net loss of $262,305, or basic and diluted loss of $0.06 per share, for the same period of 2009. Our capital requirements are primarily working capital requirements related to costs of hardware for network solution projects and costs associated with the expansion of our business. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to our hardware vendors are due.  However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements.  We have historically financed our working capital and other financing requirements through careful management of our billing cycle and, to a limited extent, bank loans.

Our accounts receivable balance at March 31, 2010 was $3,007,101, as compared to $2,434,557 at December 31, 2009. The increase of $572,444 was due to the receipt of two accounts receivable from two of our major customers.

Our inventory position at the end of the first quarter of fiscal 2010 was $1,048,234, as compared to $935,566 at December 31, 2009. This increase was mainly due to an increase in the number of projects that were not completed at the end of the quarter and remain work-in-progress (WIP).

We ended the first quarter of fiscal 2010 with a cash position of $1,206,815. We had a negative operating cash flow of $1,103,962, primarily due to an increase of approximate $544,075 in account receivables. The increase in account receivables should have a positive impact on our future cash flow.

Although our revenues and operating results for any period are not necessarily indicative of future periods, we anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through 2010.  We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict.  If we do need to raise additional funds, we expect to raise those funds through new issuances of shares of our equity securities in one or more public offerings or private placements, or through credit facilities extended by lending institutions.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had not entered into any off-balance sheet arrangements with any individuals or entities.

Contractual Obligations

As of March 31, 2010, we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

Date	Rent Payment Due
April 1, 2009 to March 31, 2010	$461,778
April 1, 2009 to March 31, 2011	-

Related Party Transactions

The Company, from time to time, received from or made repayments to one major stockholder who is also a management member of the Company. The amounts due from/to this stockholder do not bear any interest and do not have clearly defined terms of repayment.

As of March 31, 2010 and December 31, 2009, the amounts due to this stockholder were $513,970 and $415,078 respectively, representing advances from this stockholder.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.        CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated our disclosure controls and procedures and internal control over financial reporting.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our CEO and CFO concluded that as of March 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CURRENCY EXCHANGE RATE RISK DUE TO FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN U.S. DOLLARS AND RENMINBI

The functional currency of our operations is Renminbi (“RMB”) and our financial statements are expressed in U.S. dollars (“US$”). As a result, we are subject to the effects of exchange rate fluctuations between these currencies. On January 1, 1994, a unitary exchange rate system was implemented in China and the official bank exchange rate for translation of RMB to US$ was set to US$1 to RMB8.28. However, in July 2005, the Chinese government announced that it would no longer peg its currency exclusively to US$ but instead would switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies determined by the People’s Bank of China. The exchange rate of RMB to US$ changed from RMB8.28 to RMB8.11 in late July 2005, and the exchange rate at March 31, 2010 is RMB6.85. Any future devaluation of the RMB against the US$ may have an adverse effect on our reported net income.  As our operations are conducted in the PRC, substantially all our revenues, expenses, assets and liabilities are denominated in RMB.  In general, our exposure to foreign exchange risks should be limited.  However, the value in our shares may be affected by the foreign exchange rate between the US$ and the RMB because the value of our business is effectively denominated in RMB, while our shares are traded inUS$. Furthermore, a decline in the value of RMB  could reduce the US$ equivalent of the value of the earnings from, and our investment in, our subsidiaries in the PRC; while an increase in the value of the RMB may require us to exchange more US$ into Renminbi to meet the working capital requirements of our subsidiaries in China.  Depreciation of the value of the US$ will also reduce the value of the cash we hold in US$, which we may use for purposes of future acquisitions or other business expansion.  We actively monitor our exposure to these risks and adjust our cash position in the RMB and the US$ when we believe such adjustments will reduce risks.

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

FORLINK SOFTWARE CORPORATION, INC.

Date: May 12, 2010	By:	/s/ Yi He
Yi He
Chief Executive Officer

Date: May 12, 2010	By:	/s/ Hongkeung Lam
Hongkeung Lam
Chief Financial and Accounting Officer