Form 10-Q
period 2010-06-30
FORLINK SOFTWARE CORP INC
filed 2010-08-05
CIK 866458

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________.

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

Number of shares of common stock outstanding as of August 5, 2010: 4,651,173.

FORLINK SOFTWARE CORPORATION, INC.

FORM 10-Q

INDEX

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update this forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Quarterly Report on Form 10-Q (“Form 10-Q”). No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

ii

PART I.      FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The information required by Item 1 commences on the next page.

Forlink Software Corporation, Inc.
Consolidated Balance Sheets

(Expressed in US Dollars)
	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$506,416	$2,240,863
Accounts receivable	2,484,863	2,434,557
Other receivables, deposits and prepayments (Note 3)	954,430	687,413
Inventories (Note 4)	1,060,838	935,566
Deferred taxes assets	98,703	-

Total current assets	5,105,250	6,298,399

Property, plant and equipment (Note 6)	325,301	391,671
Long term investments (Note 7)	4,596,254	4,707,136

Total assets	$10,026,805	$11,397,206

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,051,504	$1,193,643
Amounts due to stockholders (Note 5)	565,846	415,078
Customer deposits	1,298,286	1,329,203
Other payables and accrued expenses (Note 8)	362,890	535,668
Income tax payable	0	0
Other tax payable	0	727,097
Deferred taxes debt	40,068	38,992

Total current liabilities	$3,318,594	$4,239,681

Commitments and contingencies

Minority interest (Note 9)	$125,080	$151,785

Stockholders’ equity
Common stock, par value $0.001 per share;
200,000,000 and 200,000,000 shares authorized;
4,966,173 and 4,966,173 shares issued and 4,651,173 and 4,651,173 shares outstanding, respectively	$99,322	$99,322
Treasury stock	(163,800)	(163,800)
Additional paid-in capital	10,195,693	10,195,693
Accumulated losses	(4,660,283)	(4,214,220)
Accumulated other comprehensive income	1,103,729	1,088,745

Total stockholders’ equity	$6,574,636	$7,005,740

Total liabilities and stockholders’ equity	$10,018,310	$11,397,206

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.
Consolidated Statements of Operations
(unaudited)

(Expressed in US Dollars)

	Three Months ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	435,664	967,451	1,118,739	1,824,354
Cost of sales	(312,866)	(882,426)	(677,698)	(1,478,821)

Gross profit	122,798	85,025	441,041	345,533

Selling expenses	(233,195)	(320,476)	(456,355)	(612,528)
Research and development expenses	(199,317)	(371,336)	(378,364)	(484,739)
General and administrative expenses	(348,165)	(275,064)	(689,677)	(492,477)

Total operating expenses	(780,677)	(966,876)	(1,524,396)	(1,589,744)

Operating profit/(loss)	(657,879)	(881,851)	(1,083,355)	(1,244,211)

Income from equity method investee	(4,926)	28,687	(27,108)	20,329
Income from cost method investee	-	7	-	7,304
Interest income	1,672	2,798	3,892	6,835

Other income, net	120,904	7,087	633,803	88,759

Profit / (Loss) before tax	(540,229)	(843,272)	(472,768)	(1,120,984)

Income tax	3,555	(28,758)	-	(28,758)
Minority interest	(12,665)	(18,654)	(26,705)	(34,061)

Net profit/(loss)	(524,009)	(853,376)	(446,063)	(1,115,681)

Profit/(loss) per share	(0.11)	(0.18)	(0.10)	(0.24)

Weighted average common shares outstanding -basic and diluted	4,651,173	4,651,173	4,651,173	4,651,173

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.
Consolidated Statements of Cash Flows
Increase in Cash and Cash Equivalents
(unaudited)

(Expressed in US Dollars)	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net profit/(loss)	$(446,063)	$(1,115,681)
Adjustments to reconcile net profit/(loss) to net cash provided by/(used in) operating activities
Minority interest	(26,705)	(34,061)
(Gain)/loss from write-off of property, plant and equipment
Depreciation of property, plant and equipment	75,780	125,420
Non-cash compensation expense	-	-
Income from equity method investee
Loss from equity method investee	27,107	(20,329)
Dividend received from investee	-	(7,304)
Effect of deferred taxes	(97,790)	22,197

Change in:
Accounts receivables	(40,154)	(965,414)
Other receivables, deposits and prepayments	(147,923)	709,743
Inventories	(121,371)	68,280
Accounts payable	(147,116)	(84,591)
Amounts due to stockholders	17,114	27,404
Customer deposits	(29,118)	(131,817)
Other payables and accrued expenses	(182,353)	27,976
Income tax payable	-	(16)
Other taxes payable	(730,129)	(40,169)

Net cash provided by/(used in) operating activities	(1,848,720)	(1,418,362)

Cash flows from investing activities
Purchase of long term investment
Acquisition of property, plant and equipment	(4,550)	13,608
Proceeds from disposal of long term investment	-	-
Dividend from investee	108,441	111,211

Net cash used in investing activities	103,891	124,819

Cash flows from financing activities
Repayment to short term borrowings	-	-
(Repayments to)/advances from stockholders	-	-
Proceeds from issuances of common stock under Plan 2002	-	-

Net cash provided by financing activities	-	-

Effect of exchange rate changes	10,380	(62,128)

Net increase/(decrease) in cash and cash equivalents	(1,734,447)	(1,355,671)

Cash and cash equivalents at beginning of period	2,240,863	2,543,430

Cash and cash equivalents at end of period	$506,416	$1,187,759

Supplemental disclosure of cash flow information
Income tax paid	$-	$(28,755)
Interest paid	$-	$-

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

On October 24, 2005, the Company entered into a definitive agreement to acquire a 17.5% equity interest of China Liquid Chemical Exchange Company Limited (“CLCE”), a PRC limited liability company, in exchange for deployment of the Company’s For-online Electronic Trading System.  In early 2007, CLCE increased its share capital to $1,708,526 (RMB 13,000,000). As the Company did not subscribe for the new shares, the Company’s shareholding of CLCE was diluted and as of June 30, 2009 was 13.46%. CLCE commenced operations fully in early 2007.

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

On April 29, 2007, the Company invested, through BFHX, $138,158 (RMB 1,050,000) in Beijing GuoXin Forlink Internet Technologies Limited (“BGXF”), a privately held PRC company that operates a finance study website, for a 35% equity interest.  The investment in BGXF was accounted for under the equity method of accounting due to the Company’s significant influence over the operational and financial policies of BGXF.  BGXF commenced operations on March 9 2008. On October 14, 2008, the registered capital of BGXF was increased to RMB 4,285,700, and since the Company did not invest additional funds into BGFX, the ratio of its holding was diluted to a 24.5% equity interest.

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

Forlink, its subsidiaries and VIE (hereinafter collectively referred to as the “Company”), are all operating companies.  Set forth below is a diagram illustrating the Company’s corporate structure as of June 30, 2010:

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

The financial statements of the Company’s operations based outside of the United States have been translated into US$ in accordance with ASC 830. Management has determined that the functional currency for each of the Company’s foreign operations is its applicable local currency. When translating functional currency financial statements into US$, year-end exchange rates are applied to the consolidated balance sheets, while average period rates are applied to consolidated statements of operations.  Translation gains and losses are recorded in translation reserve as a component of stockholders’ equity.

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

The exchange rates used as of June 30, 2010 and December 31, 2009 are US$1:HK$7.82:RMB6.81, and US$1:HK$7.79:RMB6.84, respectively.  The weighted average rates ruling for the periods ended June 30, 2010 and June 30, 2009 are US$1:HK$7.81:RMB6.83, and US$1:HK$7.78:RMB6.85, respectively.

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

Computer Software Development Costs

In accordance with ASC 985-20 “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed,” software development costs are expensed as incurred until technological feasibility in the form of a working model has been established.  Deferred software development costs will be amortized over the estimated economic life of the software once the product is available for general release to customers.  For the current software products, the Company determined that technological feasibility was reached at the point in time it was available for general distribution.  Therefore, no costs were capitalized.

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

Fair Values of Financial Instruments

The carrying amounts of financial instruments (cash and cash equivalents, investments, accounts receivable and accounts payable) approximate their fair values as of June 30, 2010 and December 31, 2009 because of the relatively short-term maturity of these instruments.

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

The Company recognizes revenues in accordance with the provisions of ASC 985, “Software Revenue Recognition.” ASC 985 require among other matters, that there be a signed contract evidencing an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

Software license revenue is recognized over the accounting periods contained in the terms of the relevant agreements, commencing upon the delivery of the software provided that (1) there is evidence of an arrangement, (2) the fee is fixed or determinable, and (3) collection of the fee is considered probable.

Revenue from non-software, multiple-element arrangements is recognized in accordance with ASC 605-25, “Revenue Arrangements with Multiple Deliverables”. Under ASC 605-25, the Company recognizes revenue from the multiple-deliverables which has value to the customer on a stand-alone basis.  Deliverables in an arrangement that do not meet the separation criteria in ASC 605-25 are treated as one unit of accounting for purposes of revenue recognition.

In the case of maintenance revenues, vendor-specific objective evidence, or VSOE, of fair value is based on substantive renewal prices, and the revenues are recognized ratably over the maintenance period.

In the case of consulting and implementation services revenues, where VSOE is based on prices from stand-alone sale transactions, the revenues are recognized as services that are performed pursuant to ASC 985-605-25.

For hardware transactions where software is incidental, the Company does not apply separate accounting guidance to the hardware and software elements.  The Company applies the provisions of ASC 985-605-15. Per ASC 985-605-15, if the software is considered not essential to the functionality of the hardware, then the hardware is not considered “software related” and is excluded from the scope of ASC 985-605-15. Such sale of computer hardware is recognized as revenue on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed.

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

The Company is considering the applicability of ASC 985-605-55, “Application of AICPA Statement of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” to the hosting services arrangements on a contract-by-contract basis.  If the Company determines that the customer does not have the contractual right to take possession of the Company’s software at any time during the hosting period without significant penalty, ASC 985-605 would not apply to these contracts in accordance with ASC 985-605-55.

Stock Based Compensation

Effective January 1, 2006, we adopted “Statement of Financial Accounting Standards ASC 718, Share-Based Payment”, using the modified prospective application transition method. Before we adopted SFAS 123(R), we accounted for share-based compensation in accordance with “Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.”

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

ASC 718 also requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing forfeitures as an expense reduction as they incur.  The adjustment to apply estimated forfeitures to previously share-based compensation was considered immaterial by the Company and as such was not classified as a cumulative effect of a change in accounting principle.  As of January 1, 2006, the Company had no unrecognized compensation cost remaining associated with existing stock option grants. Also, the Company made no modifications to outstanding stock option grants prior to the adoption of ASC 718, and there were no changes in valuation methodologies or assumptions compared to those used by the Company prior to January 1, 2006.

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

Advertising costs

All advertising costs incurred in the promotion of the Company’s products and services are expensed as incurred. Advertising expenses were insignificant for the six months ended June 30, 2010 and 2009.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 “Accounting for Income Taxes.” Under ASC 740, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.  Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets not be realized.

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

Earnings Per Common Share

The Company computes net earnings per share in accordance with ASC 260, “Earnings per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of ASC 260 and SAB 98, basic net earnings per share is computed by dividing the net earnings available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net earnings per share gives effect to common stock equivalents, however, potential common stock in the diluted EPS computation are excluded in net loss periods, as their effect is anti-dilutive.

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

NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	June 30,	December 31,
	2010	2009

Other receivables	$779,598	$675,801
Deposits	19,522	3,661
Prepayments	155,310	7,951

	$954,430	$687,413

Other receivables include deposits for operating leases and advances to employee for traveling outlays.

NOTE 4 - INVENTORIES

	June 30,	December 31,
	2010	2009

Computer hardware and software	$70,183	$23,784
Work-in-progress	990,655	911,782

	$1,060,838	$935,566

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

As of June 30, 2010 and December 31, 2009, the amounts due to this stockholder were $565,846 and $415,078, respectively, representing advances from this stockholder for our working capital.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

	June 30,	December 31,
	2010	2009

Building	$213,705	$213,705
Computer and office equipment	1,075,894	1,061,915
Motor vehicles	211,698	211,698
	1,501,297	1,487,318
Less: Accumulated depreciation	(1,175,996)	(1,095,647)

	$325,301	391,671

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company.  By a stockholders’ resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company.  In 2005, the title to the building was transferred to FTCD.

NOTE 7 - LONG TERM INVESTMENTS

	June 30,	December 31,
	2010	2009

Equity investments	$3,642,895	$3,766,876
Cost investments	944,864	940,260

	$4,587,759	4,707,136

The Company has recorded its investment for 17.8% equity interest of All China Logistics at cost because it does not have the ability to exercise significant influence over the investee.

The Company’s investment for 17.5% of CLCE was made in the form of the Company-developed “For-Online Electronic Trading System” without any cash outflow.  Therefore, the Company has recorded the contribution of software at the lower of its carrying amount or fair value, and accounted for under the equity method under ASC 970-323. For the quarter ended June 30, 2010, our share of profit was $10,565, which has been recorded in the accompanying financial statements.

On October 3, 2006, the Company acquired 22.73% of registered capital in Guangxi Caexpo International Trade and Logistics Co., Ltd. (“Guangxi Caexpo”) from Statelink International Group, Ltd. (“Statelink”) Consideration paid to Statelink for this acquisition included a cash payment of $2,557,545 (RMB 20,000,000) by BFHX and 13,000,000 shares of the Company’s restricted common stock.  The acquisition cost of the common shares issued to Statelink was based on a per share price of $0.075, which was the average market price of the Company’s common shares over a 10-day period before and after the terms of the acquisition were agreed to.  The overall acquisition cost of this acquisition was $3,529,450. The Company recorded the investment using equity method

In exchange for 12.5% registered capital of Wuxi Exchange on October 12, 2006, the Company contributed cash of $31,969 (RMB 250,000), and deployed a proprietary, integrated software solution estimated at RMB 1,000,000 to support Wuxi Exchange’s operations.  The Company recorded the investment at cost because it does not have the ability to exercise significant influence over Wuxi. On January 14, 2007, the Company entered into a Share Transfer Agreement with a major shareholder of Wuxi to transfer 2.5% interest in Wuxi held by the Company to the shareholder for a cash payment of RMB 500,000.  After this transfer, the Company continues to hold 10% equity interest in Wuxi.

The Company’s investment for 35% equity interest of BGXF on April 29, 2007 was accounted for under the equity method of the accounting due to the Company’s significant influence over the operational and financial policies of BGXF.  On March 9, 2008, BGXF commenced operations. On October 14, 2008, BGXF increased its registered capital to RMB 4,285,700, and since we did not invest additional funds into BGXF, the ratio of our holding was diluted to a 24.5% equity interest.

The Company’s investment for 25% equity interest of NBBCE on September 17, 2007 was recorded at cost because the Company does not have the ability to exercise significant influence over NBBCE.  In fact, NBBCE’s strategic and business decisions are dominated by another major shareholder.

The Company’s investment for 5% of SDLD on March 20, 2008 was recorded at cost because the Company does not have the ability to exercise significant influence over SDLD.

NOTE 8 - OTHER PAYABLES AND ACCRUED EXPENSES

	June 30,	December 31,
	2010	2009

Other payables	$232,055	$221,972
Accrued salaries & wages	130,835	313,696

	$362,890	$535,668

Other payables include wages payable to employees, rental payable, and utilities payable.

NOTE 9 - MINORITY INTEREST

The minority interest balance of $125,080 represents equity value held by minority shareholders of NNBCE.

NOTE 10 - INCOME TAX

According to the relevant PRC tax rules and regulations, FTCL, recognized as New Technology Enterprises operating within a New and High Technology Development Zone, is entitled to an Enterprise Income Tax (“EIT”) rate of 15%.

Pursuant to approval documents dated September 23, 1999 and August 2, 2000, respectively, issued by the Beijing Tax Bureau and State Tax Bureau, FTCL was fully exempted from EIT for fiscal years 1999, 2000, 2001 and 2002. FTCL received a 50% EIT reduction at the rate of 7.5% for fiscal years 2003, 2004 and 2005.  As of June 30, 2010, FTCL was entitled to an EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX was fully exempted from EIT for fiscal years 2004, 2005 and 2006.  As of June 30, 2010, BFHX was entitled to an EIT rate of 25%.

Hong Kong profits tax is calculated at 17.5% on the estimated assessable profits of FTHK for the period.  The EIT rates for FTCD, BFKT and NNBCE range from 9% to 33%.  No provision for EIT and Hong Kong profits tax were made for FTCL, BFHX, FTCD, FTGX, NNBCE and FTHK as they have not gained taxable income for the periods.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”).  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements.  Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions.  The Company classified all interest and penalties related to tax uncertainties as income tax expense.  The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities.  Audit periods remain open for review until the statute of limitations has passed.  The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes.  Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period.  As of June 30, 2010, the Company does not have any liability for uncertain tax positions.  The adoption of FIN 48 did not have a material impact on the Company’s results operations, financial position or liquidity.

On March 16, 2007, the 5th Plenary Session of the 10th National People's Congress passed the Corporate Income Tax Law of the PRC (the "Corporate Income Tax Law"), which took effect on January 1, 2008. Beginning on that date, the EIT rate was to gradually increase to the standard rate of 25% over a five-year transition period.  However, the Corporate Income Tax Law did not specify how the existing preferential tax rate would gradually increase to the standard rate of 25%.  Also, under the Corporate Income Tax Law, certain high technology enterprises would continue to be entitled to a reduced tax rate of 15%. The Company was designated as a high technology enterprise under the Corporate Income Tax Law on December 28, 2008.  The enactment of the Corporate Income Tax Law was not expected to have any financial effect on the amounts accrued in the balance sheet in respect of current tax payable.

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

As part of the PRC government’s policy of encouraging software development in the PRC, companies that fulfill certain criteria set by the relevant authorities, and which develop their own software products and have the software products registered with the relevant authorities in the PRC, are entitled to a refund of VAT equivalent to the excess over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales). The excess portion of the VAT is refundable and is recorded by the Company on an accrual basis.  The VAT rebate included in other income was $22,516 and $7,087 for the three months ended June 30, 2010 and 2009, respectively.

NOTE 12 – COMPREHENSIVE INCOME/(LOSS)

The components of comprehensive income/(loss) were as follows:

	Three Months Ended June 30,
	2010	2009

Net profit/(loss)	$(446,063)	$(853,376)
Foreign currency translation adjustment	14,959	78,287
Comprehensive income/(loss)	$(431,104)	$(775,089)

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

The following table summarizes the activity on stock options under the 2002 Plan:
	Number of shares	Weighted average exercise price

Granted on September 7, 2004	3,315,000	$0.10
Exercised	(15,000)	$(0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2004	3,300,000	$0.1
Exercised	(136,500)	$(0.10)
Forfeited or Cancelled	(132,500	$(0.10)
Outstanding at December 31, 2005	3,031,000	$0.10
Exercised	0	$0.00
Forfeited or Cancelled	(1,734,000)	$(0.10)
Outstanding at December 31, 2006	1,297,000	$0.10
Exercised	(897,000)	$(0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2007	400,000	$0.10
Exercised	(200,000)	$0.00
Forfeited or Cancelled	(200,000)	$0.00
Outstanding at December 31, 2008	0	$0.00
Exercised	0	$0.00
Forfeited or Cancelled	0	$0.00
Outstanding at June 30, 2010	0	$0.00
Fully vested and exercisable at June 30, 2010	0	$0.10

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

The following table summarizes the cumulative activities up to June 30, 2010 of the options issued under the 2002 Plan with different expiration dates:

	Granted	Exercised	Forfeited or Cancelled	Outstanding at June 30, 2010
December 2006 Options	2,385,000	518,500	1,866,500	0
June 2007 Options	130,000	130,000	0	0
June 2009 Options	800,000	600,000	200,000	0
	3,315,000	1,248,500	2,066,500	0

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

	The Value of Options
	December 2006 Options	June 2007 Options	June 2009 Options

Risk-free interest rate	2.17%	2.28%	2.66%
Expected lives (in years)	1.167	1.417	2.417
Dividend yield	0%	0%	0%
Expected volatility	100%	100%	100%

NOTE 14 - CONCENTRATION OF CUSTOMERS

During the year, the following customers accounted for more than 10% of total sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales derived from:
Customer A	*	216,922	502,740	663,365
Customer B	*	*	*	264,706
Customer C	*	*	*	*
Customer D	107,412	*	121,003	*
Customer E	52,141	*	*	*

% to total net sales from:
Customer A	*	22%	45%	36%
Customer B	*	*	*	15%
Customer C	*	*	*	*
Customer D	25%	*	11%	*
Customer E	12%	*	*	*

Account receivable from:
Customer A			*	271,720
Customer B			1,786,970	603,374
Customer C			*	550,663
Customer D			*	*
Customer E			*	*

% to total accounts receivable from:
Customer A			*	15%
Customer B			72%	32%
Customer C			*	30%
Customer D			*	*
Customer E			*	*

* less than 10%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Revenues

Our business includes Forlink’s “For-series” brand software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and “For-series” related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

	Three Months Ended June 30,
	2010	2009

Sales of For-series software	$375,260	$854,206
as a percentage of net sales	86%	88%

For-series related system integration	$60,404	$113,245
as a percentage of net sales	14%	12%

As indicated in the foregoing table, sales of For-series software decreased by 56% to $375,260 in the second quarter of 2010 from $854,206 in the comparable quarter of 2009.  For-series related system integration as a percentage of net sales increased from 12% in the comparable quarter of 2009 to 14% in the second quarter of 2010. The gross margins for the three months ended June 30, 2010 and 2009 were 28% and 9%, respectively

Generally, we offer our products and services to our customers on a total-solutions basis.  Most of the contracts we undertake for our customers include revenues from hardware and software sales and professional services.

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

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and the State Tax Bureau respectively, FTCL received full exemption from EIT for fiscal years 1999 through 2002, and a 50% EIT reduction at the rate of 7.5% for fiscal years 2003 through 2005.  As of June 30, 2010, FTCL was entitled to an EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX received full exemption from EIT for fiscal years 2004 through 2006. As of June 30, 2010, BFHX was entitled to an EIT rate of 25%.

Hong Kong profits tax is calculated at 17.5% on the estimated assessable profits of FTHK for the period. The EIT rates for FTCD and NNBCE range from 25% to 33%.

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

Exchange rates among US$, HK$ and RMB had minimal fluctuations during the periods presented.  The rates ruling as of June 30, 2010 are US$1: HK$7.8157: RMB6.8106.  The weighted average rates ruling for the three months ended June 30, 2010 are US$1: HK$7.8101: RMB6.8324.

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

For hardware transactions where software is incidental, the Company does not apply separate accounting guidance to the hardware and software elements.  The Company applies the provisions of the FASB ASC 985-605-15 “Software Revenue Recognition.”, Per this guidance, if the software is considered not essential to the functionality of the hardware, then the hardware is not considered “software related” and is excluded from the scope of ASC 985-605-15.  Such sale of computer hardware is recognized as revenue on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed.

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

The AFSB ASC also provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. As of June 30, 2010, we do not have any liability for uncertain tax positions.  The adoption of FIN 48 did not have a material impact on our results of operations, financial position or liquidity.

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

Consolidated Results of Operations for the Three Months Ended June 30, 2010 and 2009.

The following table sets forth the results of our operations for the periods indicated:

	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009
Net Sales	$435,664	$967,451
Cost of Sales	(312,866)	(882,426)
Gross Profit	122,798	85,025
Selling Expenses	(223,195)	(320,476)
Research and Development Expenses	(199,317)	(371,336)
General and Administrative Expenses	(348,165)	(275,064)
Operating Profit (Loss)	(657,879)	(881,851)
Other Income	120,904	7,087
Net Profit (Loss)	(524,009)	(853,376)
Gain/Loss Per Share	(0.11)	(0.18)
Basic Weighted Average Shares Outstanding	4,651,173	4,651,173
Diluted Weighted Average Shares Outstanding	4,651,173	4,651,173

Net Sales

For the three-month period ended June 30, 2010, our revenue was $435,664, a decrease of 55% from our revenue of $967,451 for the comparable period in 2009. The decrease was mainly due to the decrease of software sales and our system integration sales. Our overall sales decreased significantly in the second quarter ended June 30, 2010 compared to the second quarter ended June 30, 2009 because the revenues from certain new projects were not recognized in such period.

Cost of Sales

Our cost of sales was $312,866 in the three-month period ended June 30, 2010, representing a decrease of 65% compared with $882,426 for the same period in 2009. The decrease was in line with the decrease of our overall sales. For the three months ended June 30, 2009, we established two new projects which involved a higher cost of sales compared to the comparable period ended June 30, 2010, which had a lower cost of sales based on existing software products.

Gross Profit

For the three-month period ended June 30, 2010, gross profit was $122,798 representing an increase of 44% against $85,025 for the comparable period in 2009. Even though our net sales decreased significantly, we were able to increase our gross profit by decreasing our cost of sales for the quarter from $882,426 in the three-month period ended June 30, 2009 to $312,866 in the same period in 2010. We were able to generate higher profit margins on our net sales for the three month period ended June 30, 2010 compared to the comparable period ended June 30, 2009 since we did not establish any new projects in 2010 which involved a higher cost of sales.

Operating Expenses

Total operating expenses were $780,677 in the three-month period ended June 30, 2010, as compared to $966,876 for the comparable period in 2009, representing a decrease of 19%. The overall decrease in operating expenses was mainly attributable to a decrease in research and development expenses during the period ended June 30, 2010. We decreased our expenses in research and development because we were able to reduce wages for certain employees in our research and development department.

Selling expenses were $233,195 in the three-month periods ended June 30, 2010, representing a decrease of 27% against $320,476 for the comparable period in 2009. We were able to reduce our selling expenses by reducing our expenses on advertising and traveling outlays.

Research and development expenses were $199,317 in the three-month period ended June 30, 2010, representing a decrease of 46% compared with $371,336 for the same period in 2009. We were able to reduce our research and development expenses by reducing our communication expenses, such as the internet trusteeship management fee for telecom providers, during the second quarter ended 2010.

General and administrative expenses were $348,165 in the three-month period ended June 30, 2010, as compared to $275,064 for the same period in 2009, an increase of 27%. The increase in general and administration expenses was primarily due to the reclassification of expenses for the Chengdu office of Forlink Technologies Co. Ltd. (“FTCL”). The function of FTCL’s office in Chengdu was changed from a sales office to a management platform beginning January 2010. Therefore, the expenses of FTCL’s Chengdu office, including employee wages and communication fees, were reclassified from selling expenses in the three-month period ended June 30, 2009 to general and administrative expenses for the comparable period ended June 30, 2010.

Operating Profit (Loss)

We recorded an operating loss of $657,879 for the three-month period ended June 30, 2010, as compared to an operating loss of $881,851 for the comparable period in 2009, representing a 25% decrease in operating loss. The decrease in operating loss corresponded with the increase in gross profit during the second quarter of fiscal 2010.

Other Income

Our other income is mainly derived from a value added tax (“VAT”) refund associated with our software product sales.  Software sales in China are subject to a 17% VAT.  However, companies that develop their own software and have the software registered are generally entitled to a refund of the VAT.  If the net amount of the VAT payable exceeds 3% of software product sales, then the excess portion of the VAT is refundable to us upon our application to tax authority.  This policy is effective until 2010. Our other income was $120,904 for the three-month period ended June 30, 2010, representing an increase of 1606% as compared to $7,087 for the same period in 2009, as a result of increase in VAT refund that we received from software product sales.

Consolidated Results of Operations for the Six Months Ended June 30, 2010 and 2009.

The following table sets forth the results of our operations for the periods indicated:

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
Net Sales	$1,118,739	$1,824,354
Cost of Sales	(677,698)	(1,478,821)
Gross Profit	441,041	345,533
Selling Expenses	(456,355)	(612,528)
Research and Development Expenses	(378,364)	(484,739)
General and Administrative Expenses	(689,677)	(492,477)
Operating Profit (Loss)	(1,083,355)	(1,244,211)
Other Income	633,803	88,759
Net Profit (Loss)	(446,063)	(1,115,681)
Gain/Loss Per Share	(0.10)	(0.24)
Basic Weighted Average Shares Outstanding	4,651,173	4,651,173
Diluted Weighted Average Shares Outstanding	4,651,173	4,651,173

Net Sales

For the six-month period ended June 30, 2010, our revenue was $1,118,739, a decrease of 39% from our revenue of $1,824,354 for the comparable period in 2009. The decrease was mainly due to decreased software sales and system integration sales. Our sales decreased for the six-month period ended June 30, 2010 compared to the same period ended June 30, 2009 because the revenues from certain new projects were not recognized in such period.

Cost of Sales

Our cost of sales was $677,698 in the six-month period ended June 30, 2010, representing a decrease of 54% against $1,478,821 for the comparable period in 2009. The decrease in our cost of sales was in line with our overall net sales. Our cost of sales for the six months ended June 30, 2009 was relatively higher due to the two new projects established during that period which involved higher costs of sales compared to the comparable period ended June 30, 2010, which had a lower cost of sales based on existing software products.

Gross Profit

For the six-month period ended June 30, 2010, gross profit was $441,041, representing an increase of 28% against $345,533 for the comparable period in 2009. This increase in our gross profit was in line with a decrease in our cost of sales and an increase in the sales of For-series software, which has a higher gross profit ratio than related system integration sales.

Operating Expenses

Total operating expenses were $1,524,396 in the six-month period ended June 30, 2010 compared with $1,589,744 for the six-month period ended June 20, 2009, representing a decrease of 4%.  The overall decrease in operating expenses for the second quarter ended June 30, 2010 was mainly attributable to decreases in selling expenses during the period.

Selling expenses were $456,355 in the six-month period ended June 30, 2010, representing a decrease of 25% against $612,528 for the comparable period in 2009. This decrease was primarily due to our cost control efforts such as reducing advertising expenses and expenses for traveling outlays.

Research and development expenses were $378,364 in the six-month period ended June 30, 2010 compared with $484,739 in the six month period ended June 30, 2009, representing a decrease of 22%. The decrease was due to our decreased capital input on research and development for internal projects in order to control costs.

General and administrative expenses were $689,677 in the six-month period ended June 30, 2010 compared with $492,477 for the comparable period ended June 30, 2009, representing an increase of 40%. The increase was primarily due to the increase in communication fees, such as the internet trusteeship management fee for telecom providers and an increase in rent for Forlink Technologies Co. Ltd. (“FTCL”) and Beijing Forlink Hua Xin Technology Co. Ltd. (“BFHX”). Pursuant to our prior lease agreements for FTCL and BFHX, we were able to obtain a month of rent free during February 2009.  Under the current lease agreements for FTCL and BFHX, the provision for the month of free rent was eliminated and we pay standard rent on a monthly basis pursuant to the terms of the lease agreements. The increase in general and administration expenses was also due to the reclassification of expenses for the Chengdu office of FTCL. The function of FTCL’s Chengdu office was changed from a sales office to a management platform beginning in January 2010. Therefore, the expenses of FTCL’s Chengdu office, including employee wages and communication fees, were reclassified from selling expenses for the six-month period ended June 30, 2009 to general and administrative expenses for the comparable period ended June 30, 2010.

Operating Profit (Loss)

We recorded an operating loss $1,083,355 for the six-month period ended June 30, 2010, as compared to an operating loss of $1,244,211 for the comparable period in 2009, representing a 13% decrease in generating loss.  The decrease in operating loss for the first six months of fiscal 2010 was attributable to an increase in gross profit during the period.

Other Income

Our other income was $633,803 for the six-month period ended June 30, 2010, representing an increase of 614% as compared to $88,759 for the comparable period in 2009. The increase was due to an increase in VAT refund we received for the six-month period ended June 30, 2010.

Liquidity and Capital Resources

For the six-month period ended June 30, 2010, we recorded a net loss of $446,063, or basic and diluted loss of $0.10 per share, compared to a net loss of $1,115,681, or basic and diluted loss of $0.24 per share, for the same period of 2009. Our capital requirements are primarily working capital requirements related to costs of hardware for network solution projects and costs associated with the expansion of our business.  In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to our hardware vendors are due.  However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements.  We have historically financed our working capital and other financing requirements through careful management of our billing cycle and, to a limited extent, bank loans.

Our accounts receivable balance at June 30, 2010 was $2,484,863, as compared to $2,434,557 at December 31, 2009. The increase of almost $50,000 was due to the reclassification of receivables from other receivable to accounts receivable.

Our inventory position at the end of the second quarter of fiscal 2010 was $1,060,838, as compared to $935,566 at December 31, 2009.  This slight increase was mainly due to the increase in the number of projects that were not completed at the end of the quarter and which remain work-in-progress (WIP).

At June 30, 2010, we had a cash position of $506,416. We had a negative operating cash flow of $1,734,447, which was primarily due to the net loss of $446,063.

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

Off-Balance Sheet Arrangements

As of June 30, 2010, we had not entered into any off-balance sheet arrangements with any individuals or entities.

Contractual Obligations

As of June 30, 2010, we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

Date	Rent Payment Due
July 1, 2010 to June 30, 2011	$340,151
July 1, 2011 to June 30, 2012	-

Related Party Transactions

The Company, from time to time, received from or made repayments to one major stockholder who is also a management member of the Company. The amounts due from/to this stockholder do not bear any interest and do not have clearly defined terms of repayment.

As of June 30, 2010 and December 31, 2009, the amounts due to this stockholder were $565,846 and $415,078, respectively, representing advances from this stockholder.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated our disclosure controls and procedures and internal control over financial reporting.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our CEO and CFO concluded that as of June 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CURRENCY EXCHANGE RATE RISK DUE TO FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN U.S. DOLLARS AND RENMINBI

The functional currency of our operations is Renminbi (“RMB”) and our financial statements are expressed in U.S. dollars (“US$”). As a result, we are subject to the effects of exchange rate fluctuations between these currencies. On January 1, 1994, a unitary exchange rate system was implemented in China and the official bank exchange rate for translation of RMB to US$ was set to US$1 to RMB8.28. However, in July 2005, the Chinese government announced that it would no longer peg its currency exclusively to US$r but instead would switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies determined by the People’s Bank of China. The exchange rate of RMB to US$ changed from RMB8.28 to RMB8.11 in late July 2005, and the exchange rate at June 30, 2010 is RMB6.85. Any future devaluation of the RMB against the US$ may have an adverse effect on our reported net income.  As our operations are conducted in the PRC, substantially all our revenues, expenses, assets and liabilities are denominated in RMB.  In general, our exposure to foreign exchange risks should be limited.  However, the value in our shares may be affected by the foreign exchange rate between the US$ and the RMB because the value of our business is effectively denominated in RMB, while our shares are traded in US$. Furthermore, a decline in the value of RMB could reduce the US$ equivalent of the value of the earnings from, and our investment in, our subsidiaries in the PRC; while an increase in the value of the RMB may require us to exchange more US$ into RMB to meet the working capital requirements of our subsidiaries in China.  Depreciation of the value of the US$ will also reduce the value of the cash we hold in US$, which we may use for purposes of future acquisitions or other business expansion.  We actively monitor our exposure to these risks and adjust our cash position in the RMB and the US$ when we believe such adjustments will reduce risks.

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

RISK OF CHINESE ECONOMIC SLOW DOWN

The Chinese economy has recently experienced a slow-down of its growth rate. The slow-down has been exacerbated by the recent global crisis in the financial services and credit markets, which has resulted in significant volatility and dislocation in the global capital markets. It is still uncertain how long the global crisis in the financial services and credit markets will continue and how much adverse impact it will have on the global economy in general or the Chinese economy in particular. Slowing economic growth in China could result in slowing growth for China’s major telecommunications carriers, which are our major customers, as well as slowing growth for enterprises and government entities that buy our IT software products and services. Any such adverse conditions for our customers could reduce their demand for our software and services and therefore reduce our revenues.

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

10.3	Lease Agreement for Forlink Technologies Co. Ltd. (filed herewith)

10.4	Lease Agreement for Beijing Forlink Hua Xin Technology Co. Ltd. (filed herewith)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

FORLINK SOFTWARE CORPORATION, INC.

Date: August 5, 2010	By:	/s/ Yi He
Yi He
Chief Executive Officer

Date: August 5, 2010	By:	/s/ Hongkeung Lam
Hongkeung Lam
Chief Financial and Accounting Officer