Form 10-Q
period 2010-09-30
FORLINK SOFTWARE CORP INC
filed 2010-11-10
CIK 866458

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________  to ____________.

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

Number of shares of common stock outstanding as of November 6, 2010: 4,651,173

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

ii

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

The information required by Item 1 commences on the next page.

Forlink Software Corporation, Inc.
Consolidated Balance Sheets

(Expressed in US Dollars)	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$523,472	$2,240,863
Accounts receivable	2,950,579	2,434,557
Other receivables, deposits and prepayments (Note 3)	1,075,846	687,413
Inventories (Note 4)	686,054	935,566
Deferred taxes assets	34,561	-

Total current assets	5,270,512	6,298,399

Property, plant and equipment (Note 6)	298,019	391,671
Long term investments (Note 7)	4,622,144	4,707,136

Total assets	$10,190,675	$11,397,206

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short term borrowings	$619,836	$-
Accounts payable	1,084,753	1,193,643
Amounts due to stockholders (Note 5)	567,970	415,078
Customer deposits	1,001,313	1,329,203
Other payables and accrued expenses (Note 9)	377,991	535,668
Income tax payable	-	-
Other tax payable	-	727,097
Deferred taxes debt	-	38,992

Total current liabilities	$3,651,863	$4,239,681

Commitments and contingencies

Non-controlling interest (Note 9)	$112,003	$151,785

Stockholders’ equity
Common stock, par value $0.001 per share;
200,000,000 and 200,000,000 shares authorized;
4,966,173 and 4,966,173 shares issued and 4,651,173 and 4,651,173 shares outstanding, respectively	$99,322	$99,322
Treasury stock	(163,800)	(163,800)
Additional paid-in capital	10,195,693	10,195,693
Accumulated losses	(4,887,013)	(4,214,220)
Accumulated other comprehensive income	1,181,607	1,088,745

Total stockholders’ equity	$6,426,809	$7,005,740

Total liabilities and stockholders’ equity	$10,190,675	$11,397,206
See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.
Consolidated Statements of Operations
(unaudited)

(Expressed in US Dollars)

	Three Months ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	1,140,968	822,658	2,259,707	2,647,012
Cost of sales	(697,988)	(465,358)	(1,375,686)	(1,944,179)

Gross profit	442,980	357,300	884,021	702,833

Selling expenses	(184,797)	(240,680)	(641,152)	(853,208)
Research and development expenses	(212,017)	(272,104)	(590,381)	(756,843)
General and administrative expenses	(271,017)	(288,694)	(960,694)	(781,171)

Total operating expenses	(667,831)	(801,478)	(2,192,227)	(2,391,222)

Operating profit/(loss)	(224,851)	(444,178)	(1,308,206)	(1,688,389)

Income from equity method investee	(27,845)	18,262	(54,953)	38,591
Income from cost method investee	-	1,615	-	8,919
Interest income	833	1,446	4,725	8,281
Interest expenses	(1,067)	-	(1,067)	-
Other income, net	13,123	1,123	646,926	89,882

Profit / (Loss) before tax	(239,807)	(421,732)	(712,575)	(1,542,716)

Income tax	-	9,562	-	(19,196)
Non-controlling interest	(13,077)	(12,948)	(39,782)	(47,009)

Net profit/(loss)	(226,730)	(399,222)	(672,793)	(1,514,903)

Profit/(loss) per share	(0.05)	(0.09)	(0.14)	(0.33)

Weighted average common shares outstanding -basic and diluted	4,651,173	4,651,173	4,651,173	4,651,173

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.
Consolidated Statements of Cash Flows
Increase in Cash and Cash Equivalents
(unaudited)

(Expressed in US Dollars)	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net profit/(loss)	$(672,793)	$(1,514,903)
Adjustments to reconcile net profit/(loss) to
net cash provided by/(used in) operating activities
Non-controlling interest	(39,782)	(47,009)
(Gain)/loss from write-off of property, plant and equipment
Depreciation of property, plant and equipment	107,707	155,146
Non-cash compensation expense	-	-
Income from equity method investee
Loss from equity method investee	(54,953)	(38,591)
Dividend received from investee	-	(8,919)
Effect of deferred taxes	(74,361)	22,209

Change in:
Accounts receivable	(465,551)	(870,282)
Other receivables, deposits and prepayments	(264,085)	743,516
Inventories	268,907	(187,747)
Accounts payable	(133,635)	(84,577)
Amounts due to stockholders	18,236	23,553
Customer deposits	(470,030)	(16,816)
Other payables and accrued expenses	(176,245)	154,052
Income tax payable	-	(16)
Other taxes payable	(742,170)	26,668

Net cash provided by/(used) in operating activities	(2,588,850)	(1,643,714)

Cash flows from investing activities
Purchase of long term investment
Acquisition of property, plant and equipment	(52,206)	(15,013)
Proceeds from disposal of long term investment	-	-
Dividend from investee	110,230	111,272

Net cash provided (used) in investing activities	58,024	96,259

Cash flows from financing activities
Proceeds from short term borrowings	618,769	-
(Repayments to)/advances from stockholders	-	-
Increase/Decrease in additional paid in capital	-	-

Net cash provided by financing activities	618,769	-

Effect of exchange rate changes	194,666	(25,045)

Net increase/(decrease) in cash and cash equivalents	(1,717,391)	(1,572,500)

Cash and cash equivalents at beginning of period	2,240,863	2,543,430

Cash and cash equivalents at end of period	$523,472	$970,930

Supplemental disclosure of cash flow information
Income tax paid	$-	$28,755
Interest paid	$-	$-

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

Forlink, its subsidiaries and VIE (hereinafter collectively referred to as the “Company”), are all operating companies.  Set forth below is a diagram illustrating the Company’s corporate structure as of September 30, 2010:

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

Non-controlling interests at the balance sheet date, being the portion of the net assets of subsidiaries attributable to equity interests that are not owned by Forlink, whether directly or indirectly through subsidiaries, are presented in the consolidated balance sheet separately from liabilities and the shareholders’ equity.  Non-controlling interests in the results of the Company for the years are also separately presented in the income statement.

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

The exchange rates used as of September 30, 2010 and December 31, 2009 are US$1:HK$7.79:RMB6.70, and US$1:HK$7.78:RMB6.84, respectively.  The weighted average rates ruling for the periods ended September 30, 2010 and September 30, 2009 are US$1:HK$7.80:RMB6.78, and US$1:HK$7.78:RMB6.84, respectively.

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

Fair Values of Financial Instruments

The carrying amounts of financial instruments (cash and cash equivalents, investments, accounts receivable and accounts payable) approximate their fair values as of September 30, 2010 and December 31, 2009 because of the relatively short-term maturity of these instruments.

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

The Company recognizes revenues in accordance with the provisions of ASC 985, “Software Revenue Recognition.” ASC 985 requires among other matters, that there be a signed contract evidencing an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

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

Stock Based Compensation

Effective January 1, 2006, we adopted “Statement of Financial Accounting Standards ASC 718, Share-Based Payment”, using the modified prospective application transition method. Before we adopted ASC 718, we accounted for share-based compensation in accordance with “Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.”

ASC 718 requires the Company to record the cost of stock options and other equity-based compensation in its income statement based upon the estimated fair value of those rewards.  The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and other equity-based compensation beginning in the first quarter of adoption.  Accordingly, prior periods have not been restated to reflect stock based compensation.  On January 1, 2006, the Company adopted ASC 718 using the modified prospective method, and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements because most of the Company’s outstanding stock options were vested as of December 31, 2005 and the unvested portion of the stock options was considered immaterial.

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

In November 2005, the FASB issued FSP No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”  The Company adopted the alternative transition method provided in the FSP for calculating the tax effects of share-based compensation pursuant to ASC 718 in the fourth quarter of fiscal 2006.  The alternative transition method includes simplified methods to establish the beginning balance of the Additional Paid-in Capital (“APIC”) pool related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of ASC 718.  The adoption did not have a material impact on the Company’s results of operations and financial position.

In February 2006, the FASB issued FASB ASC 718-10-35, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.”  This position amended ASC 718 to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in ASC 718 until it becomes probable that the event will occur.  The guidance in this FASB Staff Position was required to be applied upon initial adoption of ASC 718. The Company does not have any option grants that allow for cash settlement.

The Company did not adopt any new share-based compensation plans in 2010. 200,000 stock options issued under the Company’s 2002 Stock Plan were exercised during the year 2008.

Advertising costs

All advertising costs incurred in the promotion of the Company’s products and services are expensed as incurred. Advertising expenses were insignificant for the nine months ended September 30, 2010 and 2009.

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

In July, 2006, the FASB ASC 740-10-25, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” .  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in ASC 740, “Accounting for Income Taxes.” ASC 740-10-25 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements.  Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions.

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

Recent Accounting Pronouncements

On August 17, 2010, the FASB and IASB issued an ED on lease accounting. The ED, released by the FASB as a proposed ASU, creates a new accounting model for both lessees and lessors and eliminates the concept of operating leases. The profosed ASU, if finalized, would converge the FASB’s and IASB’s accounting for lease contracts in most significant areas.

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

NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	September 30,	December 31,
	2010	2009

Other receivables	$944,314	$675,801
Deposits	118,473	3,661
Prepayments	13,059	7,951

	$1,075,846	$687,413

Other receivables include deposits for operating leases and advances to employee for traveling outlays.

NOTE 4 - INVENTORIES

	September 30,	December 31,
	2010	2009

Computer hardware and software	$69,765	$23,784
Work-in-progress	616,289	911,782

	$686,054	$935,566

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

As of September 30, 2010 and December 31, 2009, the amounts due to this stockholder were $567,970 and $415,078 spectively, representing advances from this stockholder for our working capital.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

	September 30,	December 31,
	2010	2009

Building	$213,705	$213,705
Computer and office equipment	1,098,684	1,061,915
Motor vehicles	211,698	211,698
	1,524,087	1,487,318
Less: Accumulated depreciation	(1,226,068)	(1,095,647)

	$298,019	391,671

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company.  By a stockholders’ resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company.  In 2005, the title to the building was transferred to FTCD.

NOTE 7 - LONG TERM INVESTMENTS

	September 30,	December 31,
	2010	2009

Equity investments	$3,658,997	$3,766,876
Cost investments	963,147	940,260

	$4,622,144	4,707,136

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

On October 3, 2006, the Company acquired 22.73% of registered capital in Guangxi Caexpo International Trade and Logistics Co., Ltd. (“Guangxi Caexpo”) from Statelink International Group, Ltd. (“Statelink”) Consideration paid to Statelink for this acquisition included a cash payment of $2,557,545 (RMB 20,000,000) by BFHX and 13,000,000 shares of the Company’s restricted common stock.  The acquisition cost of the common shares issued to Statelink is based on a per share price of $0.075, which is the average market price of the Company’s common shares over a 10-day period before and after the terms of the acquisition were agreed to.  The overall acquisition cost of this acquisition was $3,529,450. The Company recorded the investment using equity method.

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

NOTE 8 - OTHER PAYABLES AND ACCRUED EXPENSES

	September 30,	December 31,
	2010	2009

Other payables	$237,021	$221,972
Accrued salaries & wages	140,970	313,696

	$377,991	$535,668

Other payables include wages payable to employees, rental payable, and utilities payable.

NOTE 9 - NON-CONTROLLING INTEREST

The minority interest balance of $112,003 represents equity value held by minority shareholders of NNBCE.

NOTE 10 - INCOME TAX

According to the relevant PRC tax rules and regulations, FTCL, recognized as New Technology Enterprises operating within a New and High Technology Development Zone, is entitled to an Enterprise Income Tax (“EIT”) rate of 15%.

Pursuant to approval documents dated September 23, 1999 and August 2, 2000, respectively, issued by the Beijing Tax Bureau and State Tax Bureau, FTCL was fully exempted from EIT for fiscal years 1999, 2000, 2001 and 2002. FTCL received a 50% EIT reduction at the rate of 7.5% for fiscal years 2003, 2004 and 2005.  As of September 30, 2010, FTCL was entitled to an EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX was fully exempted from EIT for fiscal years 2004, 2005 and 2006.  As of September 30, 2010, BFHX was entitled to an EIT rate of 25%.

Hong Kong profits tax is calculated at 17.5% on the estimated assessable profits of FTHK for the period.  The EIT rates for FTCD, BFKT and NNBCE range from 9% to 33%.  No provision for EIT and Hong Kong profits tax were made for FTCL, BFHX, FTCD, FTGX, NNBCE and FTHK as they have not gained taxable income for the periods.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”).  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in ASC 740, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements.  Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions.  The Company classified all interest and penalties related to tax uncertainties as income tax expense.  The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities.  Audit periods remain open for review until the statute of limitations has passed.  The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes.  Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period.  As of September 30, 2010, the Company does not have any liability for uncertain tax positions.  The adoption of FIN 48 did not have a material impact on the Company’s results operations, financial position or liquidity.

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

As part of the PRC government’s policy of encouraging software development in the PRC, companies that fulfill certain criteria set by the relevant authorities, and which develop their own software products and have the software products registered with the relevant authorities in the PRC, are entitled to a refund of VAT equivalent to the excess over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales). The excess portion of the VAT is refundable and is recorded by the Company on an accrual basis.  The VAT rebate included in other income was $13,123 and $1,123 for the three months ended September 30, 2010 and 2009, respectively.

NOTE 12 – COMPREHENSIVE INCOME/(LOSS)

The components of comprehensive income/(loss) were as follows:

	Three Months Ended September 30,
	2010	2009

Net profit/(loss)	$(226,730)	$(399,222)
Foreign currency translation adjustment	78,903	32,995
Comprehensive income/(loss)	$(147,827)	$(366,227)

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

The following table summarizes the activity on stock options under the 2002 Plan:

	Number of shares	Weighted average exercise price

Granted on September 7, 2004	3,315,000	$0.10
Exercised	(15,000)	$(0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2004	3,300,000	$0.10
Exercised	(136,500)	$(0.10)
Forfeited or Cancelled	(132,500)	$(0.10)
Outstanding at December 31, 2005	3,031,000	$0.10
Exercised	0	$0.00
Forfeited or Cancelled	(1,734,000)	$(0.10)
Outstanding at December 31, 2006	1,297,000	$0.10
Exercised	(897,000)	$(0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2007	400,000	$0.10
Exercised	(200,000)	$0.00
Forfeited or Cancelled	(200,000)	$0.00
Outstanding at December 31, 2008	0	$0.00
Exercised	0	$0.00
Forfeited or Cancelled	0	$0.00
Outstanding at September 30, 2010	0	$0.00
Fully vested and exercisable at September 30, 2010	0	$0.10

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

The following table summarizes the cumulative activities up to September 30, 2009 of the options issued under the 2002 Plan with different expiration dates:

	Granted	Exercised	Forfeited or Cancelled	Outstanding at September 30, 2010
December 2006 Options	2,385,000	518,500	1,866,500	0
June 2007 Options	130,000	130,000	0	0
June 2009 Options	800,000	600,000	200,000	0
	3,315,000	1,248,500	2,066,500	0

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

	The Value of Options
	December 2006 Options	June 2007 Options	June 2009 Options

Risk-free interest rate	2.17%	2.28%	2.66%
Expected lives (in years)	1.167	1.417	2.417
Dividend yield	0%	0%	0%
Expected volatility	100%	100%	100%

NOTE 14 - CONCENTRATION OF CUSTOMERS

During the year, the following customers accounted for more than 10% of total sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales derived from:
Customer A	318,389	84,435	825,171	530,930
Customer B	*	*	*	264,737
Customer C	*	*	*	*
Customer D	*	71,037	*	146,799
Customer E	157,682	229,019	210,242	302,072

% to total net sales from:
Customer A	28%	10%	37%	20%
Customer B	*	*	*	10%
Customer C	*	*	*	*
Customer D	*	9%	*	6%
Customer E	14%	28%	10%	11%

Account receivable from:
Customer A			*	80,242
Customer B			1,816,442	743,682
Customer C			*	668,351
Customer D			*	*
Customer E			*	*

% to total accounts receivable from:
Customer A			*	5%
Customer B			59%	42%
Customer C			*	38%
Customer D			*	*
Customer E			*	*

* less than 10%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Revenues

Our business includes Forlink’s “For-series” brand software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and “For-series” related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

	Three Months Ended September 30,
	2010	2009

Sales of For-series software	$1,102,396	$626,786
as a percentage of net sales	97%	76%

For-series related system integration	$38,572	$195,872
as a percentage of net sales	3%	24%

As indicated in the foregoing table, sales of For-series software increased by 75% to $1,102,396 in the third quarter of 2010 from $626,786 in the comparable quarter of 2009.  For-series related system integration as a percentage of net sales decreased from 24% in the comparable quarter of 2009 to 3% in the third quarter of 2010. The gross margins for the three months ended September 30, 2010 and 2009 were 39% and 43%, respectively.

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

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and the State Tax Bureau respectively, FTCL received full exemption from EIT for fiscal years 1999 through 2002, and a 50% EIT reduction at the rate of 7.5% for fiscal years 2003 through 2005.  As of September 30, 2010, FTCL was entitled to an EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX received full exemption from EIT for fiscal years 2004 through 2006. As of September 30, 2010, BFHX was entitled to an EIT rate of 25%.

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

Exchange rates among US$, HK$ and RMB had minimal fluctuations during the periods presented.  The rates ruling as of September 30, 2010 are US$1: HK$7.789: RMB6.700.  The weighted average rates ruling for the three months ended September 30, 2010 are US$1: HK$7.799: RMB6.778.

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

For hardware transactions where software is incidental, the Company does not apply separate accounting guidance to the hardware and software elements.  The Company applies the provisions of the FASB ASC 985-605-15 Software Revenue Recognition, Per this guidance, if the software is considered not essential to the functionality of the hardware, then the hardware is not considered “software related” and is excluded from the scope of ASC 985-605-15.  Such sale of computer hardware is recognized as revenue on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed..

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

Recent Accounting Pronouncements

On August 17, 2010, the FASB and IASB issued an ED on lease accounting. The ED, released by the FASB as a proposed ASU, creates a new accounting model for both lessees and lessors and eliminates the concept of operating leases. The profosed ASU, if finalized, would converge the FASB’s and IASB’s accounting for lease contracts in most significant areas.

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

Consolidated Results of Operations for the Three Months Ended September 30, 2010 and 2009.

Net Sales

For the three-month period ended September 30, 2010, our revenue was $1,140,968, an increase of 39% from our revenue of $822,658 for the comparable period in 2009. The increase was mainly due to the increase of software sales, although our system integration sales increased period over period. The increase was due to the increase of sales of software from $626,786 in the third quarter of 2009 to $1,102,396 in the comparable period in 2010.

Cost of Sales

Our cost of sales was $697,988 in the three-month period ended September 30, 2010, representing an increase of 50% compared with $465,358 for the same period in 2009. The increase was in line with an increase in net sales in the third quarter of 2010.

Gross Profit

For the three-month period ended September 30, 2010, gross profit was $442,980 representing an increase of 24% against $357,300 for the comparable period in 2009. This increase was in line with an increase in software sales for the quarter, which has a higher gross profit ratio than system integration sales.

Operating Expenses

Total operating expenses were $667,831 in the three-month period ended September 30, 2010, as compared to $801,478 for the comparable period in 2009, representing a decrease of 17%.  The overall decrease in operating expenses was mainly attributable to decreases in research and development expenses during the period.

Selling expenses were $184,797 in the three-month period ended September 30, 2010, representing a decrease of 23% against $240,680 for the comparable period in 2009. The reason is mainly due to the decrease in the traveling outlays, which were much lower than the comparable period in 2009.

Research and development expenses were $212,017 in the three-month period ended September 30, 2010, representing a decrease of 22% compared with $272,104 for the same period in 2009. The decrease is attributable to our decreased employee number in research and development department.

General and administrative expenses were $271,017 in the three-month period ended September 30, 2010, as compared to $288,694 for the same period in 2009, a decrease of 6%. The decrease was primarily due to our cost control efforts in office expenses.  We strengthened our budget management throughout every department of the Company and we minimized the amount of unnecessary expenses.

Operating Profit (Loss)

We recorded an operating loss of $224,851 for the three-month period ended September 30, 2010, representing a decrease of loss of 49% against the comparable period in 2009. The decrease in operating loss for the third quarter of fiscal 2010 is in line with the increase in gross profit during the period.

Other Income

Our other income is mainly derived from a value added tax (“VAT”) refund associated with our software product sales.  Software sales in China are subject to a 17% VAT.  However, companies that develop their own software and have the software registered are generally entitled to a refund of the VAT.  If the net amount of the VAT payable exceeds 3% of software product sales, then the excess portion of the VAT is refundable to us upon our application to the tax authority.  This policy is effective until 2010.  Our other income was $13,123 for the three-month period ended September 30, 2010, representing a decrease of  1069% as compared to $1,123 for the same period in 2009, as a result of decrease in VAT refund that we received from software product sales.

Consolidated Results of Operations for the Nine Months Ended September 30, 2010 and 2009.

Net Sales

For the nine-month period ended September 30, 2010, our revenue was $2,259,7007, a decrease of 15% from our revenue of $2,647,012 for the comparable period in 2009. The decrease was mainly due to decreased of system integration sales in the third quarter of 2010.

Cost of Sales

Our cost of sales was $1,375,686 in the nine-month period ended September 30, 2010, representing a decrease of 29% against the comparable period in 2009. The decrease was the decrease in hardware sales, which has lower profit margin than software sales.

Gross Profit

For the nine-month period ended September 30, 2010, gross profit was $884,021, representing an increase of 26% against the comparable period in 2009. This increase was in line with a decrease in cost of sales for the period.

Operating Expenses

Total operating expenses were $2,192,227 in the nine-month period ended September 30, 2010, representing a decrease of 8% against the comparable period in 2009. The overall decrease in operating expenses was mainly attributable to decreases in selling expenses and research and development expenses during the period.

Selling expenses were $641,152 in the nine-month period ended September 30, 2010, representing a decrease of 25% against the comparable period in 2009. The reason includes two aspects: Firstly, the traveling outlays decreased compared with the relative period in 2009, which was in line with several new projects in other cities out of Beijing in the third quarter of 2009. Secondly, we resolved our Hangzhou Selling Office in December 2009 in accordance with relevant PRC regulations.

Research and development expenses were $590,381 in the nine-month period ended September 30, 2010, representing a decrease of 22% against the comparable period in 2009. The decrease was due to our increased employee number in research and development department.

General and administrative expenses were $960,694 in the nine-month period ended September 30, 2010, representing an increase of 23% against the comparable period in 2009. Pursuant to our prior lease agreements for FTCL and BFHX, we were able to obtain a month of rent free during February 2009.  Under the current lease agreements for FTCL and BFHX, the provision for the month of free rent was eliminated and we pay standard rent on a monthly basis pursuant to the terms of the lease agreements. The increase in general and administration expenses was also due to the reclassification of expenses for the Chengdu office of FTCL. The function of FTCL’s Chengdu office has been changed from a sales office to a management platform since January 2010. Therefore, the expenses of FTCL’s Chengdu office including employee wages and communication fee have been reclassified from selling expenses for the nine-month period ended September 30, 2009 to general and administrative expenses for the comparable period ended September 30, 2010.

Operating Profit (Loss)

We recorded an operating loss of $1,308,206 for the nine-month period ended September 30, 2010, representing a decrease of loss of 23% against the comparable period in 2009. The decrease in operating loss for the first nine months of fiscal 2010 is attributable to an increase in gross profit during the period.

Other Income

Our other income was $590,402 for the nine-month period ended September 30, 2009, representing an increase of 559% as compared to $89,882 for the comparable period in 2009. The increase was due to an increase in VAT refund we received for the nine-month period ended September 30, 2010.

Liquidity and Capital Resources

For the nine-month period ended September 30, 2010, we recorded a net loss of $672,793, or basic and diluted loss of $0.14 per share, compared to a net loss of $1,514,903, or basic and diluted loss of $0.33 per share, for the same period of 2009.  Our capital requirements are primarily working capital requirements related to costs of hardware for network solution projects and costs associated with the expansion of our business.  In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to our hardware vendors are due.  However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements. We have historically financed our working capital and other financing requirements through careful management of our billing cycle and, to a limited extent, bank loans.

Our accounts receivable balance at September 30, 2010 was $2,950,579, as compared to $2,434,557 at December 31, 2009. The increase of almost $0.5 million was due to the increase of accounts receivables from two of our major customers.

Our inventory position at the end of the third quarter of fiscal 2010 was $686,054, as compared to $935,566 at December 31, 2009.  This slight decrease is mainly due to the revenue recognition of several projects in the third quarter of 2010.

At September 30, 2010, we had cash position of $523,472. We had a negative operating cash flow of $2,588,194, primarily due to the net loss of $712,695, the net loss of customers deposits of $470,030 and the net loss of other taxes payable of 742,170.

Although our revenues and operating results for any period are not necessarily indicative of future periods, we anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through 2010. On July 27, 2010, we signed a bank loan finance contract with Standard Chartered Bank (China) Ltd. We got a recycle credit of RMB 4,990,000 to meet our working capital. The bank loan contract is an accounts receivables finance contract, when applying a bank loan under the limitation of our bank loan credits; we use the accounts receivables from our customers as a loan mortgage. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict.  If we do need to raise additional funds, we expect to raise those funds through new issuances of shares of our equity securities in one or more public offerings or private placements, or through credit facilities extended by lending institutions.

Off-Balance Sheet Arrangements

As of September 30, 2010, we had not entered into any off-balance sheet arrangements with any individuals or entities.

Contractual Obligations

As of September 30, 2010, we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

Date	Rent Payment Due
October 1, 2010 to September 30, 2011	$342,886
October 1, 2011 to September 30, 2012	-

Related Party Transactions

The Company, from time to time, received from or made repayments to one major stockholder who is also a management member of the Company. The amounts due from/to this stockholder do not bear any interest and do not have clearly defined terms of repayment.

As of September 30, 2010 and December 31, 2009, the amounts due to this stockholder were $567,970 and $415,078 respectively, representing advances from this stockholder.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated our disclosure controls and procedures and internal control over financial reporting.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our CEO and CFO concluded that as of September 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CURRENCY EXCHANGE RATE RISK DUE TO FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN U.S. DOLLARS AND RENMINBI

The functional currency of our operations is RENMINBI and our financial statements are expressed in U.S. dollars. As a result, we are subject to the effects of exchange rate fluctuations between these currencies. On January 1, 1994, a unitary exchange rate system was implemented in China and the official bank exchange rate for translation of RENMINBI to U.S. dollar was set to US$1 to RMB8.28. However, in July 2005, the Chinese government announced that it would no longer peg its currency exclusively to the US dollar but instead would switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies determined by the People’s Bank of China. The exchange rate of RMB to US dollar changed from RMB8.28 to RMB8.11 in late July 2005, and the exchange rate at September 30, 2009 is RMB6.84. Any future devaluation of the RENMINBI against the U.S. dollar may have an adverse effect on our reported net income.  As our operations are conducted in the PRC, substantially all our revenues, expenses, assets and liabilities are denominated in RENMINBI.  In general, our exposure to foreign exchange risks should be limited.  However, the value in our shares may be affected by the foreign exchange rate between the U.S. dollar and the RENMINBI because the value of our business is effectively denominated in RENMINBI, while our shares are traded in U.S. dollars. Furthermore, a decline in the value of RENMINBI could reduce the U.S. dollar equivalent of the value of the earnings from, and our investment in, our subsidiaries in the PRC; while an increase in the value of the RENMINBI may require us to exchange more U.S. dollars into RENMINBI to meet the working capital requirements of our subsidiaries in China.  Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion.  We actively monitor our exposure to these risks and adjust our cash position in the RENMINBI and the U.S. dollar when we believe such adjustments will reduce risks.

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

FORLINK SOFTWARE CORPORATION, INC.

Date:	November 10, 2010	By:	/s/ Yi He
Yi He
Chief Executive Officer

Date:	November 10, 2010	By:	/s/ Hongkeung Lam
Hongkeung Lam
Chief Financial and Accounting Officer