Form 10-K
period 2010-12-31
FORLINK SOFTWARE CORP INC
filed 2011-03-28
CIK 866458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2010 was approximately $1,627,911 The per share stock price for computational purposes was $0.35, based on the closing sale price per share for the registrant's common stock as reported on the OTC Bulletin Board on such date. This value is not intended to be a representation as to the value or worth of the registrant's common stock. The number of non-affiliates of the registrant has been calculated by subtracting the number of shares held by persons affiliated with the registrant from the number of outstanding shares.

The number of shares of the registrant's common stock, $.001 par value, outstanding on March 25, 2011 was 4,651,173 shares.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2010

CAUTIONARY NOTES REGARDING
FORWARD LOOKING INFORMATION

Readers of this Annual Report on Form 10-K (“Form 10-K”) and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially for those indicated by the forward-looking statements. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or board of directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

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

PART I

Item 1.    Business.

Overview

Forlink Software Corporation, Inc. (the "Company" or the "Registrant" or "Forlink" or "we" or "us") is in the business of providing e-business application solutions and IT outsourcing services in the People’s Republic of China (“PRC” or “China”). Through our subsidiaries, we offer our clients business information management consulting and planning, application software design, agency and integrated application services for the third party’s software and other online application services. We also offer the “For”-series of software products. Our clients are mainly in the telecom and logistics industries, as well as government agencies. We have also invested in companies in logistics, finance and information technology (IT) industries. The application platforms used by these companies are supported by our integrated application systems, software and IT outsourcing services. Our headquarters are located in Beijing, with branch offices in Chengdu and Shanghai. We also have a research and development (“R&D”) center located in Chengdu.

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

On October 3, 2006, we entered into a Transfer of Right to Invest and Project Cooperation Agreement (“Statelink Agreement”) with Statelink International Group, Ltd., a British Virgin Islands company (“Statelink”), pursuant to which we acquired 22.73% registered capital in Guangxi Caexpo International Trade and Logistics Co., Ltd. (“Guangxi Caexpo”), a PRC limited liability company in the businesses of real estate development, advertising and computer distribution, for cash consideration of $2,557,545 (RMB 20,000,000) from BFHX and stock consideration of 13,000,000 shares of our restricted common stock. Thereafter, we also won a contract from Guangxi Caexpo to build an “Electronic Trade and Logistics Information Platform and Call Center” (the “Project”). On October 26, 2006, BFHX established Forlink Technologies (Guangxi) Limited (“FTGX”), a PRC limited liability company and wholly owned subsidiary, to carry out this contract. At the time of incorporation, BFHX injected RMB 20,000,000 (approximately US$2,557,545) as registered capital to FTGX. The Project was completed in the fourth quarter of 2007, and with the successful deployment of the relevant software, the client signed the final inspection report in January 2009. On August 20, 2010, the Company transferred all its ownership interests in Guangxi Caexpo to Guangxi Sanqi Investment Co., Ltd for the amount of Guangxi Caexpo’s 22.73% fully paid up capital. The Company got cash payment of $3,024,355 (RMB 20,000,000).

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

On October 8, 2010, the Company invested $151,213 (RMB 1,000,000), through BFHX, in Shanghai Shipping Freight Exchange Co., LTD (“SSFE”), a PRC limited liability company, established on October 8, 2010, for a 5% equity interest. SSFE will not commence its operations until March 25, 2011.

Forlink and its subsidiaries are all operating companies, and during the reporting period, none of the companies’ operations were discontinued or dissolved. Set forth below is a diagram illustrating our corporate structure as of December 31, 2010:

Employees

As of December 31, 2010, we had 194 employees, all of which are full-time. Approximately 146 of our full-time employees are software and information technology specialists engaged in research and development, maintenance and support activities. The remaining employees are sales, marketing and administrative personnel. As an incentive, we have created employee stock option plans that include vesting provisions designed to encourage long-term employment.

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

Research and Development

We are committed to continually research, design and develop information technology solutions and software products that meet the needs of our customers. Our Chengdu R&D center was established in February 1998. As of December 31, 2010, we had 52 employees at the Chengdu R&D Center. Our R&D expenses in 2010 and 2009 were $743,845 and $1,039,742, respectively.

Status of New Product or Service

We released For-EAI 5.0 and For-Online 5.0 in June 2009. The strengths of For-EAI 5.0 include function integration, data integration and business integration. We have also added more co-operating products and cell phone terminal components on For-EAI 5.0. We plan to develop more product components and application solutions based on For-EAI 5.0 and For-Online 5.0 in 2011.

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

•	Eighteen Years of Experience in Industry Applications with Proven Solutions and Products.

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

Because of our successful track record, we have established relationships with leading companies in telecom, logistic, finance, government, and other industry verticals in China. Our in-depth understanding of their requirements allows us to successfully deliver customized solutions. Moreover, we have strong customer service and research and development teams based in China, which allow us to respond quickly and efficiently to the needs of our clients.

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

Competitive Conditions

The market for information technology services in China is rapidly growing and changing. We compete with many domestic companies. Our principal competitors in application integration services include AsiaInfo and Digital China. Our principal competitors in the SaaS field include UFSOFT and MYCRM. All of these companies are leading companies in the Chinese IT industry.

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

For software developed by legal persons and other organizations, software protection extends until December 31st of the 15th year from the date the software solution was first published. However, the Software Protection Regulations will not protect the software unless it is published within 50 years of the completion of its development. Licensing agreements may allow others to exploit the software copyright, but exclusive licenses must be in writing. A written contract is also required to transfer any software copyright.

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

Dependence on Major Customers

For the year ended December 31, 2010, approximately 55% of the Company's total net revenues were generated by two customers, Beijing Mobile Communication Company (“Beijing Mobile”) and Guangxi Caexpo International Trade and Logistics Co., Ltd (“Guangxi Caexpo”). The loss of any or both of these customers could have a material adverse effect on our business.

Our largest customer has been Guangxi Caexpo. We won the contract in 2006 to build the Electronic Trade and Logistics Information Platform and Call Center. The revenue from hardware integration sales was recognized in 2009.

During the year ended December 31, 2010, sales to Guangxi Caexpo totaled $1,683,246, which accounted for 33% of our total revenue for the period.

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

Our second largest customer in 2010 was Beijing Mobile. Since 1998, we have been developing and maintaining the carrier’s BOSS. BOSS is an integrated software platform and it is developed in stages to accommodate the carrier’s increasing subscribers and service offerings. We completed phase one in 2002, phrase two in 2006 and phrase three in 2007. We are currently continuing to maintain phases one, two and three.

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

As of December 31, 2010, we have been issued 62 patents in the PRC that are currently in force. We also have 2 patent applications submitted for review and approval. The normal expiration dates of our issued patents in the PRC range from 2026 to 2030. It is possible that we will not receive patents for applications that we have submitted and those that we plan to file in the future. Furthermore, our issued patents may not adequately protect our technology from infringement or prevent others from claiming that our products infringe the patents of those third parties. Our failure to protect our intellectual property could materially harm our business. In addition, our competitors may independently develop similar or superior technology, duplicate our products, or design around our patents. It is possible that litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could materially harm our business.

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

Environmental Matters

None.

Item 1A. Risk Factors.

In addition to the other information in this Form 10-K, the following factors should be considered in evaluating our business and our future prospects:

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

In addition, we currently have two regional field support offices in the PRC, namely, in Shanghai and Chengdu. The lease terms for these offices are as follows:

Name	Rent Period	Size (in m2)	Annual Rent
Shanghai Office	3/23/2010 – 3/22/2011*	75.53	$5,022(RMB33,600)
Chengdu R&D Center	11/22/2010 – 11/21/2011	602.59	$35,927 (RMB 248,400)

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

Common Stock

Quarter Ended	High Bid	Low Bid

December 31, 2010	$0.30	$0.15
September 30, 2010	$0.95	$0.12
June 30, 2010	$0.70	$0.20
March 31, 2010	$0.30	$0.13

December 31, 2009	$0.30	$0.13
September 30, 2009	$0.36	$0.12
June 30, 2009	$0.80	$0.22
March 31, 2009	$0.90	$0.85

Holders

As of March 25, 2011, there were 4,651,173 shares of the Company's common stock outstanding held of record by approximately 548 stockholders (not including beneficial owners who hold shares at broker/dealers in “street name”).

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

Revenues

Our business includes Forlink brand "For-"series software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and For-series related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

	Year Ended December 31,
	2010	2009
Sales of For-series software	$4,499,719	$3,473,568
as a percentage of net sales	92%	55%

For-series related system integration	$402,789	$2,815,396
as a percentage of net sales	8%	45%

As indicated in the foregoing table, sales of For-series software as a percentage of net sales increased from 55% in 2009 to 92% in 2010 while sales of For-series related system integration as a percentage of net sales decreased from 45% in 2009 to 8% in 2010. The main reason was that our third and last sale for the system integration project for Guangxi Caexpo was recognized in 2009. The decrease in our sales of system integration was also attributable to a decrease in customer sales contracts due to lower customer demand. However, the Company’s strategy is to increase software sales which carry higher profit margins.

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

Hong Kong profits tax is calculated at 16.5% on the estimated assessable profits of FTHK for the period. The EIT rates for FTCD and NNBCE are 25%. No provision for EIT and Hong Kong profits tax were made for FTCL, BFHX, FTCD, FTGX, NNBCE and FTHK as they have not gained taxable income for the periods.

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

Foreign Exchange

Our functional currency is United States Dollars (“USD”) and our financial records are maintained and the financial statements prepared in USD. The functional currency of FTHK is Hong Kong Dollars (“HKD”) and the financial records are maintained and the financial statements prepared in HKD. The functional currency of FTCL, BFHX, FTGX and FTCD is Renminbi (“RMB”) and the financial records are maintained and the financial statements are prepared in RMB.

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

The financial statements of the Company’s operations based outside of the United States have been translated into USD in accordance with ASC 830. Management has determined that the functional currency for each of the Company’s foreign operations is its applicable local currency. When translating functional currency financial statements into USD, year-end exchange rates are applied to the consolidated balance sheets, while average period rates are applied to consolidated statements of operations. Translation gains and losses are recorded in translation reserve as a component of stockholders’ equity.

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

The following table shows the exchange rates and the weighted average rates for the years ended December 31, 2010 and 2009:

		USD	HKD	RMB
Exchange rate as of December 31,	2010	1	7.82	6.61
	2009	1	7.79	6.84

Weighted average rates ruling for	2010	1	7.80	6.69
	2009	1	7.78	6.84

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

In July, 2006, the FASB ASC 740-10-25, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”.  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in ASC 740, “Accounting for Income Taxes.” ASC 740-10-25 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements.  Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions.

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

Recent Accounting Pronouncements

On October 27, 2010, the FASB clarified that the disclosures proposed as part of its project on disclosures of certain loss contingencies will not be effective for the 2010 annual financial statements of public calendar-year-end entities as originally proposed. The Board will discuss a revised effective date during redeliberations on the project.

On October 19, 2010, the FASB and IASB issued a DP to obtain feedback from the FASB’s and IASB’s stakeholders on (1) the time and effort they would need to adopt several new and significant accounting and reporting standards and (2) the dates on which those new standards should be effective. On the basis of the responses, the FASB and IASB plan to develop an implementation plan whose main objective will be to help stakeholders properly manage the cost and pace of these changes. Comments on the DP are due by January 31, 2011.

On August 17, 2010, the FASB and IASB issued an ED on lease accounting. The ED, released by the FASB as a proposed ASU, creates a new accounting model for both lessees and lessors and eliminates the concept of operating leases. The proposed ASU, if finalized, would converge the FASB’s and IASB’s accounting for lease contracts in most significant areas.

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

In September 2009, FASB introduced new guidance addressing the accounting for revenue arrangements with multiple elements and certain revenue arrangements that include software. The guidance allows companies to allocate consideration in a multiple element arrangement in a way that better reflects the economics of the transaction and eliminates the residual method. In addition, tangible products that have software components that are “essential to the functionality” of the tangible product will be scoped out of the software revenue guidance. The new guidance became effective on January 1, 2011 and it is not expected to have a material impact on our financial statements.

Consolidated Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table sets forth the results of our operations for the periods indicated:

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Net Sales	$5,027,707	$6,288,964
Cost of Sales	(2,038,463)	(2,592,005)
Gross Profit	2,989,244	3,696,959
Selling Expenses	(1,050,740)	(1,199,800)
Research and Development Expenses	(743,845)	(1,039,742)
General and Administrative Expenses	(1,626,102)	(1,199,494)
Operating Profit (Loss)	(431,443)	257,923
Other Income	728,107	298,254
Net Profit (Loss)	(330,428)	625,040
Gain/Loss Per Share	(0.07)	0.13
Basic Weighted Average Shares Outstanding	4,651,173	4,651,173
Diluted Weighted Average Shares Outstanding	4,651,173	4,651,173

Net Sales.

Our net sales decreased 20% from $6,288,964 in 2009 to $5,027,707 in 2010. Sales of For-series software increased 33.% from $3,473,568 in 2009 to $4,624,918 in 2010. The decrease in net sales was mainly attributable to a significant decrease in system integration sales, from $2,815,396 in 2009 to $402,789 in 2010, a decrease of 86%. We did not enter into any sales contracts with significant system integration providers in 2010 as we did in 2009. It is the Company’s strategy to focus on sales for its For-series software because software sales carry higher profit margins.

Cost of Sales.

Our cost of sales decreased 21% from $2,592,005 in 2009 to $2,038,463 in 2010. This decrease was in line with our decrease in sales for 2010. Cost of sales, as a percentage of net sales, remained at approximately 41% in 2009 and 2010.

Gross Profit.

Gross profit decreased 19% from $3,696,959 in 2009 to $2,989,244 in 2010. This decrease was attributable to the decrease in overall net sales. However, the gross profit margin remained at approximately 59% in both 2009 and 2010.

Operating Expenses.

Total operating expenses year-over-year was maintained at comparable levels, at $3,420,687 in 2010 and $3,440,061 in 2009. This situation was the principal result of the offset from an increase in general and administrative expenses against a decrease in research and development expenses.

Selling expenses decreased 12% from $1,199,800 in 2009 to $1,050,740 in 2010, as a result of the dissolution of one of our sales agency located in Hangzhou, China on September 28, 2009.

Research and development expenses decreased 28% from $1,039,742 in 2009, to $743,845 in 2010, stemming from our decreased number of employees in our research and development department from 61 in 2009 to 51 in 2010. We started several new internal projects in 2009 which required additional research and development. These projects have been finished and integrated into our new products in 2009.

General and administrative expenses increased 36% from $1,199,494 in 2009 to $1,626,102 in 2010. The increase was primarily due to the increase in communication fees, such as the internet trusteeship management fee for telecom providers and an increase in rent for Forlink Technologies Co. Ltd. (“FTCL”) and Beijing Forlink Hua Xin Technology Co. Ltd. (“BFHX”). Pursuant to our prior lease agreements for FTCL and BFHX, we were able to obtain a month of rent free during February 2009. Under the current lease agreements for FTCL and BFHX, the free rent provision was eliminated, and we instead pay standard rent on a monthly basis pursuant to the terms of the lease agreements. The increase in general and administration expenses was also due to the reclassification of expenses for the Chengdu office of FTCL. The function of FTCL’s Chengdu office has been changed from a sales office to a management platform since January 2010. Therefore, the expenses of FTCL’s Chengdu office, including employee wages and communication fees, have been reclassified from selling expenses in 2009 to general and administrative expenses in 2010.

Operating Profit (Loss).

We recorded an operating loss of $330,428 in 2010 as compared to an operating profit of $625,040 in 2009, a decrease of 153%. The decrease was largely due to the decrease in net sales of 20% from $6,288,964 in 2009 to $5,027,707 in 2010.

Other Income.

Our other income increased 144% from $298,254 in 2009 to $728,107 in 2010, as a result of an increase in our VAT refund. Our other income is derived entirely from VAT refund associated with our software sales.

Net Profit (Loss).

We recorded a net loss of $303,632 in 2010, or basic and diluted loss of $0.07 per share, as compared to a net profit of $625,040 in 2009, or basic and diluted profit of $0.13 per share.

Liquidity and Capital Resources

Our capital requirements are primarily working capital requirements related to costs of hardware for network solution projects and costs associated with the expansion of our business.  In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to our hardware vendors are due.  However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements.  We have historically financed our working capital and other financing requirements through careful management of our billing cycle and, to a limited extent, bank loans.  The net cash used in operating activities was $2,045,634 in 2010 as compared to $685,985 in 2009. The decrease in net cash used was mainly due to the decreased balance of other taxes payable in 2010. The cash flow from investing activities was $2,974,215 in 2010, compared to $340,862 in 2009. The huge increase in cash flow from investing activities resulted from the increase in funds when we received $3,024,255 by transferring the long-term investment in Guangxi Caexpo. The decrease in cash flow from financing activities resulted from the decrease in the balance of short term borrowings.

Our accounts receivable balance at December 31, 2010 was $3,914,923, as compared to $2,434,557 at the end of 2009. The increase is mainly attributable to one customer Guangxi Caexpo. The balance of Guangxi Caexpo’s accounts receivable increased to $3,543,155 on December 31, 2010 from $0 on December 31, 2009. Our inventory position at the end of 2010 was $760,655, as compared to $935,566 at the beginning of the year. At the end of 2010, we had several inventory items in the process of delivery to two of our major customers.

We ended the year with a cash position of $3,580,269. We had positive operating cash flow of $1,339,406, primarily due to the disposal of long term investments in 2010.

Although our revenues and operating results for any period are not necessarily indicative of future periods, we anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures, and business expansion through 2010. On July 27, 2010, we signed a bank loan finance contract with Standard Chartered Bank (China) Ltd. We received a recycle credit of RMB 4,990,000 to meet our working capital. The bank loan contract is an accounts receivable finance contract. When applying for a bank loan under the limitation of our bank loan credits, we use the accounts receivable from our customers as loan mortgage. As of the end of December 31, 2010, the balance of our bank loans was zero, but we may need to apply for bank loans in the future. We may need to raise additional funds in the future in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict.  If we do need to raise additional funds, we expect to raise those funds through new share issuances of our equity securities through one or more public offerings or private placements, or through credit facilities extended by lending institutions.

Off-Balance Sheet Arrangements

As of December 31, 2010, we have not entered into any off-balance sheet arrangements with any individuals or entities.

Contractual Obligations

As of December 31, 2010, we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

December 31,
2010

January 1, 2010 to December 31, 2010	$472,277
January 1, 2011 to December 31, 2011	130,580
January 1, 2012 to December 31, 2012	0

$602,857

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk’

Not applicable.

Item 8.	Financial Statements.

The information required by Item 8 and the index thereto commences on the next page.

Forlink Software Corporation, Inc.

23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and stockholders of

Forlink Software Corporation, Inc.

We have audited the accompanying consolidated balance sheets of Forlink Software Corporation Inc as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended. Forlink Software Corporation Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forlink Software Corporation Inc as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kenne Ruan, CPA, P.C.

Woodbridge, Connecticut
March 16, 2011

Forlink Software Corporation, Inc.

Consolidated Balance Sheets

(Expressed in US Dollars)
	December 31,	December 31,
	2010	2009
Current assets
Cash and cash equivalents	$3,580,269	$2,240,863
Accounts receivable	3,778,529	2,434,557
Other receivables, deposit and prepayments	563,568	687,413
Inventories	633,998	935,566
Total current assets	8,556,364	6,298,399

Property, plant and equipment	370,409	391,671
Long term investments	1,183,585	4,707,136

Total assets	$10,110,358	$11,397,206

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,027,862	$1,193,643
Amounts due to shareholders	524,668	415,078
Customer deposits	1,206,267	1,329,203
Other payables and accrued expenses	370,318	535,668
Other tax payable	21,531	727,097
Deferred Taxes Debt	32,736	38,992
Total current liabilities	$3,183,382	$4,239,681

Commitments and contingencies
Non-controlling interest in subsidiaries	$99,560	$151,785
Stockholders' equity

Common stock, par value $0.001 per share; 200,000,000 and 200,000,000 shares authorized; 4,966,173 and 4,966,173 shares issued and 4,651,173 and 4,651,173 shares outstanding, respectively	$99,322	$99,322
Treasury stock	(163,800)	(163,800)
Additional paid-in capital	10,195,693	10,195,693
Accumulated losses	(4,544,648)	(4,214,220)
Accumulated other comprehensive income	1,240,849	1,088,745

Total stockholders' equity	$6,827,416	$7,005,740

Total liabilities and stockholders' equity	$10,110,358	$11,397,206

See accompanying notes to consolidated financial statements.

Forlink Software Corporation, Inc.

Consolidated Statements of Operations

(Expressed in US Dollars)
	Year ended December 31, 2010	Year ended December 31, 2009

Net sales	$5,027,707	$6,288,964
Cost of sales	(2,038,463)	(2,592,005)

Gross profit	2,989,244	3,696,959

Selling expenses	(1,050,740)	(1,199,800)
Research and development expenses	(743,845)	(1,039,742)
General and administrative expenses	(1,626,102)	(1,199,494)
		-
Operating profit / (loss)	(431,443)	257,923

Investment loss	(650,717)	(181,497)
Interest income	6,550	9,636
Interest expenses	(10,458)	0
Impairment loss on assets	(24,692)	0
Income from cost method investee	0	257,522
Other income, net	728,107	298,254

Profit before income taxes	(382,653)	641,838

Income tax	0	(58,308)

Consolidated profit	(382,653)	583,530

Net loss attributable to minority interest	(52,225)	(41,510)

Net consolidated profit (loss)	$(330,428)	$625,040

Gain/Loss per share	$(0.07)	$0.13
Weighted average common shares outstanding - basic and diluted	4,651,173	4,651,173

See accompanying notes to consolidated financial statements.

Forlink Software Corporation, Inc.

Consolidated Statement of Stockholders’ Equity

(Expressed in US Dollars)

	Common Stock						Accumulated	Retained
	Number of Share Issued	Number of Share Outstanding	Number of Treasury Stock	Amount	Treasury Stock	Additional Paid-in Capital	other comprehensive income	Profits/ (Accumulated Losses)	Total Stockholders’ Equity	Comprehensive Income/ (Losses)

Balance, December 31, 2007	4,966,173	4,651,173	315,000	$99,322	$(163,000)	$10,195,693	$1,064,396	$(4,759,592)	$6,436,019	$

Shares issued

Net profit for the year								545,372			545,372

Translation reserve							24,349				24,349

Comprehensive income											$569,721

Balance, December 31, 2008	4,966,173	4,651,173	315,000	$99,322	$(163,000)	$10,195,693	$1,088,745	$(4,214,220)	$7,005,740

Shares issued

Net profit for the year								(330,428)			(330,428)

Translation reserve							152,104				152,104

Comprehensive income											$(178,324)

Balance, December 31, 2009	4,966,173	4,651,173	315,000	$99,322	$(163,000)	$10,195,693	$1,240,849	$(4,544,648)	$6,827,416

See accompanying notes to consolidated financial statements.

Forlink Software Corporation, Inc.

Consolidated Statements of Cash Flows
(Decrease)/Increase in Cash and Cash Equivalents

(Expressed in US Dollars)
	Year Ended December 31,
	2010	2009
Cash flows from operating activities
Net income	(330,428)	625,041
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Minority interest	(52,225)	(41,510)
Depreciation of property, plant and equipment	143,415	204,262
Interest expenses	10,458	-
Loss from equity method investee	650,717	181,498
Dividend from cost method investee	-	(257,522)
Impairment of assets	24,692	-
Effect of deferred taxes	(7,587)	(16,659)

Charge in:
Account receivables	(1,260,847)	(1,536,902)
Other receivables, deposits & prepayments	147,316	959,005
Inventories	333,512	83,715
Account payable	(709,731)	(855,809)
Amounts due to stockholders	95,418	36,567
Customers deposits	(168,320)	199,308
Other payables & accrued expenses	(183,640)	(20,884)
Income tax payable	-	(16)
Other taxes payable / recoverable	(730,392)	(246,078)

Net cash used in operating activities	(2,037,642)	(685,985)

Cash flows from investing activities
Purchase of long term investment	(151,213)	-
Acquisition of property, plant & equipments	(10,505)	(19,171)
Proceeds from disposal of long term investment	3,024,255
Cash dividend from cost method investee	111,678	360,033

Net cash used in investing activities	2,974,215	340,862

Cash flow from financing activities
Proceeds from short term borrowings	(10,458)	-

Net cash generated from financing activities	(10,458)	-

Effect of exchange rate changes on cash and cash equivalents	413,291	42,556

Net increase (decrease) in cash and cash equivalents	1,339,406	(302,567)

Cash and cash equivalents at the beginning of year	2,240,863	2,543,430

Cash and cash equivalents at the end of year	3,580,269	2,240,863

Supplemental disclosure of cash flow information
Income tax paid	$-	$28,755
Interest paid	$-	$-
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

On October 24, 2005, the Company entered into a definitive agreement to acquire a 17.5% equity interest of China Liquid Chemical Exchange Company Limited (“CLCE”), a PRC limited liability company, in exchange for deployment of the Company’s For-online Electronic Trading System.  In early 2007, CLCE increased its share capital to $1,708,526 (RMB 13,000,000). As the Company did not subscribe the new shares, the Company’s shareholding of CLCE was diluted and as of December 31 2007 was 13.46%. CLCE commenced operations fully in early 2007.

On October 3, 2006, the Company entered into a Transfer of Right to Invest and Project Cooperation Agreement (“Statelink Agreement”) with Statelink International Group, Ltd., a British Virgin Islands company (“Statelink”), pursuant to which the Company acquired 22.73% registered capital in Guangxi Caexpo International Trade and Logistics Co., Ltd. (“Guangxi Caexpo”), a PRC limited liability company in the businesses of real estate development, advertising and computer distribution for cash consideration of $2,557,545 (RMB 20,000,000) from BFHX and stock consideration of 13,000,000 shares of the Company’s restricted common stock. On October 26, 2006, BFHX established Forlink Technologies (Guangxi) Limited (“FTGX”), a PRC limited liability company, to carry out a contract from Guangxi Caexpo to build an “Electronic Trade and Logistics Information Platform and Call Center” (the “Project”). At the time of incorporation, BFHX injected RMB 20,000,000 (approximately US$2,557,545) as registered capital to FTGX. On August 20, 2010, the Company transferred all its ownership interests in Guangxi Caexpo to Guangxi Sanqi Investment Co., Ltd for an amount equivalent to 22.73% of Guangxi Caexpo’s fully paid up capital. The Company received a cash payment of $3,024,355 (RMB 20,000,000).

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

The principal activities of the Company are the development and sale of network software systems and the provision of enterprise application system integration services in the PRC.  The Company is also engaged in the sale of computer hardware.  Set forth below is a diagram illustrating our corporate structure as of December 31, 2010:

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

The exchange rates used as of December 31, 2010 and 2009 are US$1:HK$7.82:RMB6.61 and US$1:HK$7.79:RMB6.84, respectively. The weighted average rates ruling for the years ended December 31, 2010 and 2009 are US$1:HK$7.80:RMB6.69, and US$1:HK$7.78:RMB6.84, respectively.

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

Fair Values of Financial Instruments

The carrying amounts of financial instruments (cash and cash equivalents, investments, accounts receivable and accounts payable) approximate their fair values as of December 31, 2010 and 2009 because of the relatively short-term maturity of these instruments.

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

Advertising Costs

All advertising costs incurred in the promotion of the Company’s products and services are expensed as incurred.  Advertising expenses were insignificant for 2010 and 2009.

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

In July, 2006, the FASB ASC 740-10-25, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”.  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in ASC 740, “Accounting for Income Taxes.” ASC 740-10-25 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements.  Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions.

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

Recent Accounting Pronouncements

On October 27, 2010, the FASB clarified that the disclosures proposed as part of its project on disclosures of certain loss contingencies will not be effective for the 2010 annual financial statements of public calendar-year-end entities as originally proposed. The Board will discuss a revised effective date during redeliberations on the project.

On October 19, 2010, the FASB and IASB issued a DP to obtain feedback from the FASB’s and IASB’s stakeholders on (1) the time and effort they would need to adopt several new and significant accounting and reporting standards and (2) the dates on which those new standards should be effective. On the basis of the responses, the FASB and IASB plan to develop an implementation plan whose main objective will be to help stakeholders properly manage the cost and pace of these changes. Comments on the DP are due by January 31, 2011.

On August 17, 2010, the FASB and IASB issued an ED on lease accounting. The ED, released by the FASB as a proposed ASU, creates a new accounting model for both lessees and lessors and eliminates the concept of operating leases. The proposed ASU, if finalized, would converge the FASB’s and IASB’s accounting for lease contracts in most significant areas.

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

In September 2009, FASB introduced new guidance addressing the accounting for revenue arrangements with multiple elements and certain revenue arrangements that include software. The guidance allows companies to allocate consideration in a multiple element arrangement in a way that better reflects the economics of the transaction and eliminates the residual method. In addition, tangible products that have software components that are “essential to the functionality” of the tangible product will be scoped out of the software revenue guidance. The new guidance became effective on January 1, 2011 and it is not expected to have a material impact on our financial statements.

NOTE 3 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of the customers’ financial conditions and the Company generally does not require collateral.

Senior management reviews accounts receivable from time to time to determine if any receivables will potentially be uncollectible. The Company included any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, $0 for doubtful accounts as of December 31, 2010 ($0 for 2009) is required.

NOTE 4 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	December 31,	December 31,
	2010	2009

Other receivables	$490,760	$675,801
Deposits	6,033	3,661
Prepayments	66,775	7,951

	$563,568	$687,413

Other receivables include deposits for operating leases and advances to employee for traveling outlays.

NOTE 5 - INVENTORIES

	December 31,	December 31,
	2010	2009

Computer hardware and software	$47,014	$23,784
Work-in-progress	713,641	911,782

	$760,655	$935,566

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

As of December 31, 2010 and 2009, the amounts due to stockholders represented advances from stockholders with the amount of $524,668 and $415,078, respectively.

Related Party Transactions

	Sales		Receivable		Customer Deposit
	Year Ended Dec 31,		As of Dec 31,		As of Dec 31,
Related party	2010	2009	2010	2009	2010	2009

All China	7,474	-	151,213	12,140	13,609	61,385
Guangxi Caexpo	1,683,246	2,218,118	3,543,155	1,779,550	-	-
SDLD	29,894	223,059	-	-	-	7,311
Total	$1,720,614	$2,441,177	$3,694,368	$1,791,690	$13,609	$68,696

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET

	December 31,	December 31,
	2010	2009

Building	$213,705	$213,705
Computer and office equipment	1,221,478	1,061,915
Motor vehicles	211,698	211,698
	1,646,881	1,487,318
Less: Accumulated depreciation	(1,276,472)	(1,095,647)

	$370,409	391,671

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, a Company director and stockholder. By a stockholders’ resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. In 2005, the title to the building was transferred to the Company.

NOTE 8 - LONG TERM INVESTMENTS

	December 31,	December 31,
	2010	2009

Equity investments	$54,418	$3,766,876
Cost investments	1,129,167	940,260

	$1,183,585	4,707,136

In December 2003, the Company invested $760,870 in a privately held PRC company, All China Logistics Online Co., Ltd., for a 17.8% equity interest. The Company has recorded the investment at cost because it does not have the ability to exercise significant influence over the investee.

On October 24, 2005, the Company set up China Liquid Chemical Exchange Company Limited, a limited liability company in PRC, and shares the risk and rewards up to the equity interest of 13.46%.  The consideration is made in form of the Company-developed “For-Online Electronic Trading System” without any cash outflow.  Therefore, the Company recorded the contribution of software at the lower of its carrying amount or fair value, and accounted for under the equity method under SOP 78-9. As of December 31, 2010 and 2009, the Company’s share of the joint venture’s profit (loss) was $7,793 and $119,746, respectively.

On October 3, 2006, the Company entered into a Transfer of Right to Invest and Project Cooperation Agreement (“Statelink Agreement”) with Statelink International Group, Ltd., a British Virgin Islands company (“Statelink”), pursuant to which the Company acquired 22.73% registered capital in Guangxi Caexpo International Trade and Logistics Co., Ltd. (“Guangxi Caexpo”), a PRC limited liability company in the businesses of real estate development, advertising and computer distribution for cash consideration of $2,557,545 (RMB 20,000,000) from BFHX and stock consideration of 13,000,000 shares of the Company’s restricted common stock. On October 26, 2006, BFHX established Forlink Technologies (Guangxi) Limited (“FTGX”), a PRC limited liability company, to carry out a contract from Guangxi Caexpo to build an “Electronic Trade and Logistics Information Platform and Call Center” (the “Project”). At the time of incorporation, BFHX injected RMB 20,000,000 (approximately US$2,557,545) as registered capital to FTGX. On August 20, 2010, the Company transferred all its ownership interests in Guangxi Caexpo to Guangxi Sanqi Investment Co., Ltd for an amount equivalent to 22.73% of Guangxi Caexpo’s fully paid up capital. The Company received a cash payment of $3,024,355 (RMB 20,000,000). The loss of this disposition was $627,561.

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

On October 8, 2010, the Company invested $151,213 (RMB 1,000,000), through BFHX, in Shanghai Shipping Freight Exchange Co., LTD (“SSFE”), a PRC limited liability company, established on October 8, 2010, for a 5% equity interest. Till March 25, 2011, SSFE has not commenced its operations. The Company has recorded the investment at cost because it does not have the ability to exercise significant influence over the investee.

NOTE 9 - OTHER PAYABLES AND ACCRUED EXPENSES

	December 31,	December 31,
	2010	2009

Other payables	$196,412	$221,972
Accrued salaries & wages	173,906	313,696
Other accrued expenses	-	-

	$370,318	$535,668

NOTE 10 – NON-CONTROLLING INTEREST

The non-controlling interest balance of $99,560 represents cash provided by minority shareholders of NNBCE.

NOTE 11 - INCOME TAX

According to the relevant PRC tax rules and regulations, FTCL, which is recognized as a New Technology Enterprise operating within a New and High Technology Development Zone, is entitled to an Enterprise Income Tax (“EIT”) rate of 15%.

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and State Tax Bureau respectively, FTCL was fully exempted from EIT for fiscal years 1999, 2000, 2001 and 2002. FTCL received a 50% EIT reduction at the rate of 7.5% for fiscal years 2003, 2004 and 2005.  As of December 31, 2010, FTCL was entitled to an EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX was fully exempted from EIT for fiscal years 2004, 2005 and 2006.  As of December 31, 2010, BFHX was entitled to an EIT rate of 25%.

Hong Kong profits tax is calculated at 16.5% on the estimated assessable profits of FTHK for the period. The EIT rate for FTCD, FTGX and NNBCE is 25%.  No provision for EIT and Hong Kong profits tax were made for FTCL, FTCD, FTGX, NNBCE and FTHK as they have not gained taxable income for the periods.

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

On March 16, 2007, the 5th Plenary Session of the 10th National People's Congress passed the Corporate Income Tax Law of the PRC ("the New Corporate Income Tax Law"), which took effect on January 1, 2008.  Beginning on that date, the EIT rate is expected to gradually increase to the standard rate of 25% over a five-year transition period.  However, the New Corporate Income Tax Law does not specify how the existing preferential tax rate will gradually increase to the standard rate of 25%.  Also, under the New Corporate Income Tax Law, certain high technology enterprises will continue to be entitled to a reduced tax rate of 15%.  However, the implementation rules regarding the preferential tax policies (e.g. the details on how the taxpayer can qualify as a high-tech enterprise under the New Corporate Income Tax Law) have yet to be made public. Consequently, the Company is not able to make an estimate of the expected financial effect of the New Corporate Income Tax Law on its deferred tax assets and liabilities.  The enactment of the New Corporate Income Tax Law did not have any financial effect on the provision for income tax for the year ended December 31, 2010 and on the amounts accrued in the balance sheet in respect of current tax payable.

Reconciliation between the provision for income taxes computed by applying the statutory tax rate in Mainland China to income before income taxes and the actual provision for income taxes is as follows:

	YE 2010	YE 2009
	USD	USD
Provision of income taxes at statutory tax rate of 15%	(299,985)	11,457
Tax holidays and concessions	-	-
Effect of different tax rate of a subsidiary operating in Hong Kong	(103,851)	135,645
Permanent difference	436,195	(165,528)
Increase in valuation allowance	-	-
Timing different on revenue recognition & FA, etc.	(32,359)	(39,882)
Others	-	-
Effective tax	-	(58,308)

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

As part of the PRC government’s policy of encouraging software development in the PRC, companies that fulfill certain criteria set by the relevant authorities, and which develop their own software products and have the software products registered with the relevant authorities in the PRC, are entitled to a refund of VAT equivalent to the excess over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales).  The excess portion of the VAT is refundable and is recorded by the Company on an accrual basis. The VAT rebate included in other income was $719,678 and $298,254 for the years ended December 31, 2010 and 2009, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

During the years ended December 31, 2010 and 2009, the Company incurred lease expenses amounting to $472,277 and $361,336 respectively.  As of December 31, 2010 and 2009, the Company had commitments under non-cancelable operating leases, requiring annual minimum rentals as follows:

	December 31,	December 31,
	2010	2009
January 1, 2010 to December 31, 2010	$472,277	$475,522
January 1, 2011 to December 31, 2011	130,580	97,726
January 1, 2012 to December 31, 2012	-	-

	$602,857	$573,248

NOTE 14 - STOCK PLAN

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

The following table summarizes the activities of stock options granted under the 2002 Plan prior to its expiration:

	Number of shares	Weighted average exercise price
Granted on September 7, 2004	3,315,000	$0.10
Exercised	(15,000)	$(0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2004	3,300,000	$0.10
Exercised	(136,500)	$(0.10)
Forfeited or Cancelled	(132,500)	$(0.10)
Outstanding at December 31, 2005	3,031,000	$0.10
Exercised	0	$0.00
Forfeited or Cancelled	(1,734,000)	$(0.10)
Outstanding at December 31, 2006	1,297,000	$0.10
Exercised	(897,000)	$(0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2007	400,000	$0.10
Exercised	200,000	0.00
Forfeited or Cancelled	200,000	0.00
Outstanding at December 31, 2008	0	0.10
Fully vested and exercisable at December 31, 2010	0	$0.10

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

The following table summarizes the cumulative activities up to December 31, 2010 of the options issued under the 2002 Plan with different expiration dates:

	Granted	Exercised	Forfeited or Cancelled	Outstanding at December 31, 2010
December 2006 Options	2,385,000	518,500	1,866,500	0
June 2007 Options	130,000	130,000	0	0
June 2009 Options	800,000	600,000	200,000	0
	3,315,000	1,248,500	2,066,500	0

The weighted average fair value of the December 2006 Options, the June 2007 Options and the June 2009 Options granted on the date of grant, were $0.042, $0.046 and $0.058 per option, respectively. At December 31, 2010, all future compensation expenses were recognized.

There was no aggregate intrinsic value of options outstanding and exercisable as of December 31, 2010 and December 31, 2009. The aggregate intrinsic value represents the intrinsic value, based on options with an exercise price less than the market value of the Company’s stock on December 31, 2010 and December 31, 2009 which would have been received by the option holders had those option holders exercised those options at of that date.

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

NOTE 15 - CONCENTRATION OF CUSTOMERS

During the year, the following customers accounted for more than 10% of total sales:

	Years Ended
	December 31,
	2010	2009
Net sales derived from - Customer A	1,083,241	880,266
- Customer B	1,683,246	2,218,118
- Customer C	*	*
-Customer D	*	*
- Customer E	*	*

% to total net sales - Customer A	22%	14%
- Customer B	33%	35%
- Customer C	*	*
-Customer D	*	*
- Customer E	*	*

Account receivable from - Customer A	*	*
- Customer B	*	1,779,550
- Customer C	*	267,112
-Customer D	*	*
- Customer E	*	*

% to total accounts receivable- Customer A	*	*
- Customer B	*	73%
- Customer C	*	11%
-Customer D	*	*
- Customer E	*	*

* less than 10%

Note 16 – GAIN (LOSS) PER SHARE

The Company reported a loss of $(0.07) per share for the year 2010 but a profit of $0.13 per share for the year 2009.

Note 17 – SUBSEQUENT EVENT

None.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and internal control over financial reporting. The evaluation was conducted under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report. In addition, no change in internal control over financial reporting occurred during the year ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of December 31, 2010.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Management’s assessment included evaluating the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.  Based on our assessment, we concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on the criteria issued by COSO in Internal Control – Integrated Framework.

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Form 10-K.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our international control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

As of December 31, 2010 and as of the date of the filing of this Form 10-K, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors (if applicable) were as follows:

Name	Age	Position	Since

Yi He	44	Chief Executive Officer, Chairman of the board of directors	August 2001

Hongkeung Lam	58	Chief Financial Officer, Chief Accounting Officer, Secretary and Director	August 2001

Guoliang Tian	71	Director	May 2003

Yu Fang	64	Director	May 2003

Zhenying Sun	54	Director	November 2006

The Company's directors hold office until their successors are elected and qualified.  The Company's officers are appointed annually by the board of directors (“Board”) and serve at the pleasure of the Board.

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

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on review of copies of such reports received or written representations from certain reporting persons, the Company believes that, during the year ended December 31, 2010, all Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders were in compliance with SEC regulations.

Item 11.     Executive Compensation.

The following summary compensation table indicates the cash and non-cash compensation earned for years ended December 31, 2010 and 2009 by our Chief Executive Officer and each of our other two highest paid executives, whose total compensation exceeded $100,000 (if any) for the years ended December 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ( $)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ( $)	Total ($)
Yi He,	2010	43,924	-0-	-0-	-0-	-0-	-0-	-0-	43,924
current CEO (1)	2009	43,924	-0-	-0-	-0-	-0-	-0-	-0-	43,924

1 Yi He became the Company’s Chief Executive Officer on May 15, 2003.  Mr. He is not compensated for his services as a director of the Company.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options, unvested stock awards or equity incentive plan awards for any of the above-named executive officers outstanding as of December 31, 2010.

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

Compensation of Directors

The Company paid no compensation to its directors for any services provided as a director during the year ended December 31, 2010. There are no other formal or informal understandings or arrangements relating to compensation; however, the directors may be reimbursed for all reasonable expenses incurred by them in conducting the Company’s business.  These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage.  For the fiscal year 2010, none of the directors received reimbursement payments from the Company.

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

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 22, 2011, by: (i) each person known to beneficially own more than five percent of our common stock; (ii) each of our officers, directors and nominees for election as director; and (iii) all of our directors and executive officers as a group.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership3		Percentage Owned Beneficially5
Common Stock	Yi He1	1,290,001		27.8%
Common Stock	Hongkeung Lam1	525,000		11.3%
Common Stock	Guoliang Tian1	-0-		—
Common Stock	Yu Fang1	-0-		—
Common Stock	Zhenying Sun1	650,000	4	14.0%
Common Stock	Jing Zeng2	288,000		6.2%
Common Stock	Statelink International Group, Ltd.2	650,000	4	14.0%
Common Stock	All officers and directors of the Company as a group (five persons)	2,465,001		53.1%

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

5 Based upon 4,651,173 shares of Common Stock outstanding as of March 22, 2011.

Equity Compensation Plan Information

As of December 31, 2010, we did not have any equity compensation plan in effect. The Company’s 2002 Stock Plan, which was adopted on August 16, 2002, expired as of August 15, 2007, pursuant to the terms of such plan. The plan had not been approved by our shareholders prior to its expiration.

Item 13.         Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Person

The Company, from time to time, received from or made repayments to Mr. Yi He, who is a major stockholder and our Chief Executive Officer.  The amounts due from/to stockholders do not bear any interest and do not have clearly defined terms of repayment. The amounts due to stockholders as of December 31, 2010 and December 31, 2009, which were $524,668 and $415,078, respectively, represented advances from stockholders.

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

Item 14.          Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by Kenne Ruan, CPA, P.C. (“Kenne Ruan”) for the audit of our 2010 annual financial statements and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q (“Form 10-Q”) for fiscal year 2010 were $100,000. The aggregate fees billed for professional services rendered by Kenne Ruan for the audit of our 2009 annual financial statements and the reviews of the financial statements included in our Form 10-Q for fiscal year 2009 were $100,000.

Audit-Related Fees

There were no other fees billed by Kenne Ruan during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no fees billed for professional services rendered by Kenne Ruan for tax compliance services in fiscal years 2010 and 2009.

All Other Fees

There were no other fees billed by Kenne Ruan during the last two fiscal years for products and services provided by Kenne Ruan outside of those fees disclosed above under “Audit Fees.”

Pre-Approval Policy and Procedures

The Company’s Board reviews and approves audit and permissible non-audit services performed by our auditors, as well as the fees charged for such services.  In reviewing the non-audit service fees and appointment of the Company’s auditors, the Board considered whether the provision of such services is compatible with maintaining the auditors’ independence.  All of the services provided and fees charged by our auditors were pre-approved by the Board.

Item 15.	Exhibits.

(1) Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8 of this Form 10-K:

Report of Kenne Ruan, CPA, P.C., Independent Auditors

Consolidated Balance Sheets at December 31, 2010 and 2009

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

Exhibit
Number	Description

2.3	Plan of Organization (Incorporated by reference to Exhibit No. 2.3 of the Form 8-K, and filed on August 31, 2001.)

3.1	Articles of Incorporation, as amended. (Incorporated by reference to Exhibit No. 3.1 of the Form 10-QSB for the quarter ended March 31, 2000, and filed on May 15, 2000.)

3.2	Bylaws (Incorporated by reference to Exhibit No. 3.2 of the Form 10-QSB for the quarter ended March 31, 2000, and filed on May 15, 2000.)

3.3	Text of Amendment to Bylaws of Forlink Software Corporation, Inc. (Incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K filed on January 18, 2007.)
3.2
Certificate of Amendment to Increase Number of Authorized Shares of Common Stock as filed with the Nevada Secretary of State on April 4, 2007 (Incorporated by reference to Exhibit No. 3.2 of the Form 10-K for the year ended December 31, 2008, and filed on March 30, 2009.)

3.3
Certificate of Amendment to Effect a 1-for-20 Reverse Stock Split as filed with the Nevada Secretary of State on February 21, 2008 (Incorporated by reference to Exhibit No. 3.3 of the Form 10-K for the year ended December 31, 2008, and filed on March 30, 2009.)

10.1	Forlink Software Corporation, Inc. Stock Plan (Incorporated by reference to Exhibit No. 10.1 of the Form S-8, and filed on July 19, 2000)

10.2	2002 Stock Plan (Incorporated by reference to Exhibit No. 10.2 of the Form S-8, and filed on October 21, 2002.)

10.3
Transfer of “Right to Invest” and Project Cooperation Agreement dated October 3, 2006, by and between the Company and Statelink International Group, Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, and filed October 10, 2006.)

10.4	Lease Agreement (Incorporated by reference to Exhibit No. 10.3 of the Form 10-Q for the quarter ended June 30, 2010, and filed on August 5, 2010.)

10.5	Lease Agreement (Incorporated by reference to Exhibit No. 10.4 of the Form 10-Q for the quarter ended June 30, 2010, and filed on August 5, 2010.)

14.1	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Form 10-K for the year ended December 31, 2008, and filed on March 30, 2009.)

21.1	List of Subsidiaries (Incorporated by reference to Exhibit No. 21.1 of the Form 10-KSB for the year ended December 31, 2003, and filed on March 30, 2004.)

21.2	Updated List of Subsidiaries (Incorporated by reference to Exhibit No. 21.1 of the Form 10-KSB for the year ended December 31, 2006, and filed on April 6, 2007.)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)

99.1	Press Release dated May 15, 2003 (Incorporated by reference to Exhibit No. 99.1 of the Form 8-K, and filed on May 22, 2003.)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FORLINK SOFTWARE CORPORATION, INC.
(Registrant)

Date: March 28, 2011	By:	/s/ Yi He

Yi He
Chief Executive Officer

Date: March 28, 2011	By:	/s/ Hongkeung Lam

Hongkeung Lam
Chief Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2011	By:	/s/ Yi He

Yi He, Director

Date: March 28, 2011	By:	/s/ Hongkeung Lam

Hongkeung Lam, Director

Date: March 28, 2011	By:	/s/ Guoliang Tian

Guoliang Tian, Director

Date: March 28, 2011	By:	/s/ Yu Fang

Yu Fang, Director

Date: March 28, 2011	By:	/s/ Zhenying Sun

Zhenying Sun, Director