Form 10-Q
period 2011-03-31
FORLINK SOFTWARE CORP INC
filed 2011-05-13
CIK 866458

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to  _________.

Commission File Number 000-18731

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

On May 12, 2011, we had 4,651,173 shares of common stock issued and outstanding.

FORLINK SOFTWARE CORPORATION, INC.

FORM 10-Q

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to growth and strategies, future operating and financial results, financial expectations and current business indicators, are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “will,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated.

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

ii

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

The information required by Item 1 begins on the next page.

Forlink Software Corporation, Inc.
Consolidated Balance Sheets

(Expressed in US Dollars)
	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$941,694	$3,580,269
Accounts receivable	3,959,352	3,778,529
Other receivables, deposits and prepayments (Note 3)	669,624	563,568
Loan receivable (Note 4)	1,050,742	0
Inventories (Note 5)	801,275	633,998
Deferred taxes assets	-	-

Total current assets	7,422,687	8,556,364

Property, plant and equipment (Note 6)	348,468	370,409
Long term investments (Note 7)	1,170,274	1,183,585

Total assets	$8,941,429	$10,110,358

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$727,426	$1,027,862
Amounts due to stockholders (Note 8)	530,475	524,668
Customer deposits	1,082,545	1,206,267
Other payables and accrued expenses (Note 9)	240,374	370,318
Income tax payable	0	0
Other tax payable	0	21,531
Deferred taxes debt	33,088	32,736

Total current liabilities	$2,613,908	$3,183,382

Commitments and contingencies

Non-controlling interest (Note 10)	$86,618	$99,560

Stockholders’ equity
Common stock, par value $0.001 per share; 200,000,000 and 200,000,000 shares authorized; 4,966,173 and 4,966,173 shares issued and 4,651,173 and 4,651,173 shares outstanding, respectively	$99,322	$99,322
Treasury stock	(163,800)	(163,800)
Additional paid-in capital	10,195,693	10,195,693
Accumulated losses	(5,206,073)	(4,544,648)
Accumulated other comprehensive income	1,315,761	1,240,849

Total stockholders’ equity	$6,240,903	$6,827,416

Total liabilities and stockholders’ equity	$8,941,429	$10,110,358

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.
Consolidated Statements of Operations
(unaudited)

(Expressed in US Dollars)

	Three Months ended
	March 31,
	2011	2010

Net sales	457,291	683,075
Cost of sales	(377,729)	(364,832)

Gross profit	79,562	318,243

Selling expenses	(297,090)	(223,160)
Research and development expenses	(203,685)	(179,047)
General and administrative expenses	(267,783)	(341,512)

Total operating expenses	(768,558)	(743,719)

Operating profit/(loss)	(688,996)	(425,476)

Loss from equity method investee	(13,138)	(22,182)
Interest income	2,770	2,220

Other income, net	24,997	512,899

Profit / (Loss) before tax	(674,367)	67,461

Income tax	-	3,555
Non-controlling interest	(12,942)	(14,040)

Net profit/(loss)	(661,425)	77,946

Profit/(loss) per share	(0.14)	0.02

Weighted average common shares outstanding -basic and diluted	4,651,173	4,651,173

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.
Consolidated Statements of Cash Flows
Increase in Cash and Cash Equivalents
(unaudited)

(Expressed in US Dollars)
	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net profit/(loss)	$(661,425)	$77,945
Adjustments to reconcile net profit/(loss) to
net cash provided by/(used in) operating activities
Non-controlling interest	(12,942)	(14,040)
(Gain)/loss from write-off of property, plant and equipment
Depreciation of property, plant and equipment	(10,051)	45,411
Income from equity method investee
Loss from equity method investee	13,138	22,182
Effect of deferred taxes	(1,129)	3,560

Change in:
Accounts receivables	(9,825)	(572,793)
Other receivables, deposits and prepayments	(80,552)	(585,513)
Inventories	(138,585)	(112,764)
Accounts payable	(346,952)	483,979
Amounts due to stockholders	(17,937)	98,934
Customer deposits	(178,312)	297,453
Other payables and accrued expenses	(146,703)	(168,994)
Income tax payable	-	-
Other taxes payable	(22,505)	(727,023)

Net cash provided by/(used in) operating activities	(1,613,780)	(1,151,662)

Cash flows from investing activities
Purchase of long term investment
Acquisition of property, plant and equipment	(2,734)	-
Proceeds from disposal of long term investment	14,633	-
Dividend from investee	-	107,980
Loan to another company	(1,050,742)	0

Net cash used in investing activities	(1,038,843)	107,980

Cash flows from financing activities
Repayment to short term borrowings	-	-
(Repayments to)/advances from stockholders	-	-
Proceeds from issuances of common stock under Plan 2002	-	-

Net cash provided by financing activities	-	-

Effect of exchange rate changes	14,049	9,634

Net increase/(decrease) in cash and cash equivalents	(2,638,575)	(1,034,048)

Cash and cash equivalents at beginning of period	3,580,269	2,240,863

Cash and cash equivalents at end of period	$941,694	$1,206,815

Supplemental disclosure of cash flow information
Income tax paid	$-	-
Interest paid	$-	$-

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

In August 2001, we acquired Beijing Slait Science & Technology Development Limited Co. (“SLAIT”) pursuant to a Plan of Reorganization dated January 11, 2001. We issued 59,430,000 shares of our common stock to SLAIT’s original owners in exchange for 100% of the outstanding equity of SLAIT. As a result of the share exchange, the former owners of SLAIT own approximately 70% of the issued and outstanding shares of the Company, and SLAIT became a wholly owned subsidiary of the Company. We also agreed to transfer 1,085,000 Renminbi (“RMB”) (approximately US$131,039) to the former owners of SLAIT. A change in control occurred in which all but one of the officers and directors of the Company resigned and two former directors (also former owners) of SLAIT became officers and directors of the Company. Prior to its dissolution in 2004, SLAIT provided application system integration technology and specializes in large volume transaction processing software for networks such as mobile phone billing and band operation. Subsequent to our acquisition, the principal activities of SLAIT were gradually shifted to those of FTCL. On February 13, 2004, SLAIT was officially dissolved in accordance with relevant PRC regulations.

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

On October 8, 2010, the Company invested $151,213 (RMB 1,000,000), through BFHX, in Shanghai Shipping Freight Exchange Co., LTD (“SSFE”), a PRC limited liability company, established on October 8, 2010, for a 5% equity interest. SSFE began to commence its operations on March 25, 2011.

Forlink, its subsidiaries and VIE (hereinafter collectively referred to as the “Company”), are all operating companies. Set forth below is a diagram illustrating the Company’s corporate structure as of March 31, 2011:

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America that include the financial statements of Forlink and its subsidiaries and VIE, namely, FTCL, FTHK, BFHX, FTCD, FTGX, and NNBCE. All interentiry transactions and balances have been eliminated.

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

The exchange rates used as of March 31, 2011 and December 31, 2010 are US$1:HK$7.78:RMB6.54, and US$1:HK$7.82:RMB6.61, respectively. The weighted average rates ruling for the periods ended March 31, 2011 and March 31, 2010 are US$1:HK$7.79:RMB6.55, and US$1:HK$7.80:RMB6.84, respectively.

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

Fair Values of Financial Instruments

The carrying amounts of financial instruments (cash and cash equivalents, investments, accounts receivable and accounts payable) approximate their fair values as of March 31, 2011 and December 31 2010 because of the relatively short-term maturity of these instruments.

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

Advertising costs

All advertising costs incurred in the promotion of the Company’s products and services are expensed as incurred. Advertising expenses were insignificant for the three months ended March 31, 2011 and 2010.

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

NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	March 31,	December 31,
	2011	2010

Other receivables	$534,289	$490,760
Deposits	67,375	6,033
Prepayments	67,960	66,775

	$669,624	$563,568

Other receivables include deposits for operating leases and advances to employee for traveling outlays.

NOTE 4 – LOAN RECEIVABLES

	March 31,	December 31,
	2011	2010

Loan receivables	$1,050,742	$0

	$1,050,742	$0

Loan receivables include a short-term loan to a non-related company.

NOTE 5 - INVENTORIES

	March 31,	December 31,
	2011	2010

Computer hardware and software	$63,586	$47,014
Work-in-progress	737,689	586,984

	$801,275	$633,998

All the inventories were purchased for identified system integration contracts.

Work-in-progress includes payroll and other operating expenses associated with various contracts in progress.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company, from time to time, borrowed money from and made repayment to one major stockholder who is also a management member of the Company. The amounts due to this stockholder do not bear any interest and do not have clearly defined terms of repayment.

As of March 31, 2011 and December 31, 2010, the amounts due to this stockholder were $530,475 and $524,668, respectively, representing advances from this stockholder for our working capital.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET

	March 31,	December 31,
	2011	2010

Building	$213,705	$213,705
Computer and office equipment	1,247,253	1,221,478
Motor vehicles	211,698	211,698
	1,672,656	1,646,8818
Less: Accumulated depreciation	(1,324,188)	(1,276,472)

	$348,468	370,409

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company. By a stockholders’ resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. In 2005, the title to the building was transferred to Forlink Technologies (Chengdu) Limited.

NOTE 8 - LONG TERM INVESTMENTS

	March 31,	December 31,
	2011	2010

Equity investments	$27,216	$54,418
Cost investments	1,143,058	1,129,167

	$1,170,274	1,183,585

In December 2003, the Company invested $760,870 in a privately held PRC company, All China Logistics Online Co., Ltd., for a 17.8% equity interest. The Company has recorded the investment at cost because it does not have the ability to exercise significant influence over the investee.

On October 24, 2005, the Company set up China Liquid Chemical Exchange Company Limited, a limited liability company in PRC, and shares the risk and rewards up to the equity interest of 13.46%. The consideration is made in form of the Company-developed “For-Online Electronic Trading System” without any cash outflow. Therefore, the Company recorded the contribution of software at the lower of its carrying amount or fair value, and accounted for under the equity method under SOP 78-9. As of March 31, 2011 and 2010, the Company’s share of the joint venture’s profit (loss) was ($13,138) and ($3,924), respectively.

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

NOTE 9 - OTHER PAYABLES AND ACCRUED EXPENSES

	March 31,	December 31,
	2011	2010

Other payables	$92,296	$196,412
Accrued salaries & wages	148,078	173,906

	$240,374	$370,318

Other payables include rental payable and utilities payable.

NOTE 10 – NON-CONTROLLING INTEREST

The non-controlling interest balance of $86,618 represents equity value held by minority shareholders of NNBCE.

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

As part of the PRC government’s policy of encouraging software development in the PRC, companies that fulfill certain criteria set by the relevant authorities, and which develop their own software products and have the software products registered with the relevant authorities in the PRC, are entitled to a refund of VAT equivalent to the excess over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales). The excess portion of the VAT is refundable and is recorded by the Company on an accrual basis. The VAT rebate included in other income was $24,997 and $512,899 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 13– COMPREHENSIVE INCOME/(LOSS)

The components of comprehensive income/(loss) were as follows:

	Three Months Ended March 31,
	2011	2010

Net profit/(loss)	$(661,425)	$77,945
Foreign currency translation adjustment	22,687	(353)
Comprehensive income/(loss)	$(638,738)	$77,592

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

The following table summarizes the activity on stock options under the 2002 Plan:

	Number of shares	Weighted average exercise price

Granted on September 7, 2004	3,315,000	$0.10
Exercised	(15,000)	$(0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2004	3,300,000	$0.10
Exercised	(136,500)	$(0.10)
Forfeited or Cancelled	(132,500)	$(0.10)
Outstanding at December 31, 2005	3,031,000	$0.10
Exercised	0	$0.00
Forfeited or Cancelled	(1,734,000)	$(0.10)
Outstanding at December 31, 2006	1,297,000	$0.10
Exercised	(897,000)	$(0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2007	400,000	$0.10
Exercised	(200,000)	$0.00
Forfeited or Cancelled	(200,000)	$0.00
Outstanding at December 31, 2008	0	$0.00
Exercised	0	$0.00
Forfeited or Cancelled	0	$0.00
Outstanding at March 31, 2011	0	$0.00
Fully vested and exercisable at March 31, 2011	0	$0.00

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

The following table summarizes the cumulative activities up to March 31, 2011 of the options issued under the 2002 Plan with different expiration dates:

	Granted	Exercised	Forfeited or Cancelled	Outstanding at March 31, 2011
December 2006 Options	2,385,000	518,500	1,866,500	0
June 2007 Options	130,000	130,000	0	0
June 2009 Options	800,000	600,000	200,000	0
	3,315,000	1,248,500	2,066,500	0

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

	The Value of Options
	December 2006 Options	June 2007 Options	June 2009 Options

Risk-free interest rate	2.17%	2.28%	2.66%
Expected lives (in years)	1.167	1.417	2.417
Dividend yield	0%	0%	0%
Expected volatility	100%	100%	100%

NOTE 15 - CONCENTRATION OF CUSTOMERS

During the year, the following customers accounted for more than 10% of total sales:

	Three Months Ended March 31,
	2011	2010
Net sales derived from:
Customer A	*	530,352
Customer B	*	*
Customer C	*	*
Customer D	*	*
Customer E	97,893	*

% to total net sales from:
Customer A	*	78%
Customer B	*	*
Customer C	*	*
Customer D	*	*
Customer E	21%	*

Account receivable from:
Customer A	*	375,435
Customer B	*	1,779,368
Customer C	*	*
Customer D	*	*
Customer E	*	*

% to total accounts receivable from:
Customer A	*	12%
Customer B	*	59%
Customer C	*	*
Customer D	*	*
Customer E	*	*

* less than 10%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a provider of software solutions and information technology services in China (the “PRC” or “China”). We focus on providing Enterprise Application Integration (EAI) solutions for large companies in the telecom, finance, and logistics industries. In May 2004, we launched For-online, which delivers enterprise applications and services over the Internet to small and medium-sized enterprises (SMEs) in China. Since its launch, For-Online has become an important channel for delivering and distributing our products and services to more customers. In August 2007, we launched our integrated e-business application platform For-Online 4.0, and based on this platform, we also released new versions of For-eMarket 3.0 in September 2007, ForCRM in October 2007 and ForOA in October 2007. We released For-eMarketPlace 3.1 in August 2008. We released For-EAI 5.0 and For-Online 5.0 in June 2009.

Revenues

Our business includes Forlink’s “For-series” brand software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and “For-series” related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

	Three Months Ended March 31,
	2011	2010

Sales of For-series software	$457,282	$541,045
as a percentage of net sales	100%	79%

For-series related system integration	$9	$142,030
as a percentage of net sales	0%	21%

As indicated in the foregoing table, sales of For-series software decreased by approximately 15% to $457,282 in the first quarter of 2011 from $541,045 in the comparable quarter of 2010. For-series related system integration as a percentage of net sales decreased from $142,030 or 21% in the comparable quarter of 2010 to $9 or 0% in the first quarter of 2011. The gross margins for the three months ended March 31, 2011 and 2010 were 17% and 47%, respectively.

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

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and the State Tax Bureau respectively, FTCL received full exemption from EIT for fiscal years 1999 through 2002, and a 50% EIT reduction at the rate of 7.5% for fiscal years 2003 through 2005. As of March 31, 2011, FTCL was entitled to an EIT rate of 15%.

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

Foreign Exchange

Our functional currency is the U.S. Dollar (“US$”), and our financial records are maintained and financial statements prepared in US$. The functional currency of FTHK is the Hong Kong Dollar (“HK$”) and the financial records are maintained and the financial statements prepared in HK$. The functional currency of Slait, FTCL, BFHX and FTCD is the Renminbi (“RMB”) and their financial records are maintained and the financial statements are prepared in RMB.

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

Exchange rates among US$, HK$ and RMB had minimal fluctuations during the periods presented. The applicable rates as of March 31, 2011 are US$1: HK$7.785: RMB6.543.The weighted average rates applicable for the three months ended March 31, 2011 are US$1: HK$7.790: RMB6.551.

March 31, 2011
Applicable Rates	$1 US = 7.785 HK	1 US = 6.543 RMB
Weighted Average Rates : Three Months Ended March 31, 2011	$1 US = 7.790 HK	1 US = 6.543 RMB

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

We recognizes revenues in accordance with the provisions of ASC 985, “Software Revenue Recognition.” ASC 985 requires among other matters, that there be a signed contract evidencing an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

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

In July, 2006, the FASB ASC 740-10-25, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in ASC 740, “Accounting for Income Taxes.” ASC 740-10-25 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions.

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

In September 2009, FASB introduced new guidance addressing the accounting for revenue arrangements with multiple elements and certain revenue arrangements that include software. The guidance allows companies to allocate consideration in a multiple element arrangement in a way that better reflects the economics of the transaction and eliminates the residual method. In addition, tangible products that have software components that are “essential to the functionality” of the tangible product will be scoped out of the software revenue guidance. The new guidance became effective on January 1, 2011, and it is not expected to have a material impact on our financial statements.

The Company does not anticipate that the adoption of these statements will have a material effect on the Company's financial condition and results of operations.

Consolidated Results of Operations for the Three Months Ended March 31, 2011 and 2010.

The following table sets forth the results of our operations for the periods indicated:

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Net Sales	$457,291	$683,075
Cost of Sales	(377,729)	(364,832)
Gross Profit	79,562	318,243
Selling Expenses	(297,090)	(223,160)
Research and Development Expenses	(203,685)	(179,047)
General and Administrative Expenses	(267,783)	(341,512)
Operating Profit (Loss)	(688,996)	(425,476)
Other Income	24,997	512,899
Net Profit (Loss)	(661,525)	77,946
Gain/Loss Per Share	(0.14)	0.02
Basic Weighted Average Shares Outstanding	4,651,173	4,651,173
Diluted Weighted Average Shares Outstanding	4,651,173	4,651,173

Net Sales

For the three-month period ended March 31, 2011, our revenue was $457,291, a decrease of approximately 32.8% from our revenue of $683,075 for the comparable period in 2010. The decrease was mainly due to the decrease of system integration sales and software sales, which decrease in sales was due to a decrease in customer demand. Normally system integration sales were accompanied with our software sales and based on the needs of our customers. System integration sales have a lower profit margin than software sales.

Cost of Sales

Our cost of sales was $377,729 for the three-month period ended March 31, 2011, compared with $364,832 for the same period in 2010. This increase was due to the increase of business tax for the first quarter of 2011, which included portion of taxes that should have been accrued in prior period.

Gross Profit

For the three-month period ended March 31, 2011, gross profit was $79,562, representing a decrease of 75% against $318,243 for the comparable period in 2010. This decrease was in line with a decrease in system integration sales for the quarter.

Operating Expenses

Total operating expenses were $768,558 for the three-month period ended March 31, 2011, as compared to $743,719 for the comparable period in 2010, representing an increase of 3.3%. The overall increase in operating expenses was mainly attributable to increases in selling expenses during the period.

Selling expenses were $297,090 for the three-month period ended March 31, 2011, representing an increase of 33.1% against $223,160 for the comparable period in 2010. This increase was primarily due to our increased sales efforts to market our ASP (Application Service Provider) services “For-online,” our IT outsourcing services, as well as our EAI (Enterprise Application Integration) services “For-eMarket”, “ForCRM” and “ForOA”.

Research and development expenses were $203,685 for the three-month period ended March 31, 2011, compared with $179,047 for the same period in 2010. The approximate 13.8% increase was attributable to our efforts in new projects in the first quarter of 2011.

General and administrative expenses were $267,783 for the three-month period ended March 31, 2011, as compared to $341,512 for the same period in 2010, a decrease of 21.6%. The decrease was primarily due to dealing with bad debts in the first quarter of 2010, compared with no bad debts in the same period in 2011.

Operating Profit (Loss)

We recorded an operating loss $688,996 for the three-month period ended March 31, 2011 compared to an operating loss of $425,476 for the three-month period ended March 31, 2010, representing an increase in operating loss of 61.9%. The increase in operating loss for the first quarter of fiscal 2011 was due to our increased cost of sales from $364,832 in the three-month period ended March 31, 2010 to $377,729 for the comparable period in 2011.

Other Income

Our other income is mainly derived from a value added tax (“VAT”) refund associated with our software product sales. Software sales in China are subject to a 17% VAT. However, companies that develop their own software and have the software registered are generally entitled to a refund of the VAT. If the net amount of the VAT payable exceeds 3% of software product sales, then the excess portion of the VAT is refundable to us upon our application to tax authority. This policy is effective through 2011. Our other income was $24,997 for the three-month period ended March 31, 2011, as compared to $512,899 for the same period in 2010, representing a decrease of 95% in other income. The significant decrease was the result of a decrease in VAT refunds that we received from software product sales.

Liquidity and Capital Resources

For the three-month period ended March 31, 2011, we recorded a net loss of $661,425, or basic and diluted loss of $0.14 per share, compared to a net profit of $77,946, or basic and diluted profit of $0.02 per share, for the same period of 2010. Our capital requirements are primarily working capital requirements related to costs of hardware for network solution projects and costs associated with the expansion of our business. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to our hardware vendors are due. However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements. We have historically financed our working capital and other financing requirements through careful management of our billing cycle and, to a limited extent, bank loans.

Our accounts receivable balance at March 31, 2011 was $3,959,352, as compared to $3,778,529 at December 31, 2010. The increase of $180,823 was due to the receipt of two accounts receivable from two of our major customers.

Our inventory position at the end of the first quarter of fiscal 2011 was $801,275, as compared to $633,998 at December 31, 2010. This increase was mainly due to an increase in the number of projects that were not completed at the end of the quarter and remain work-in-progress (WIP).

We ended the first quarter of fiscal 2011 with a cash position of $941,694. We had a negative operating cash flow of $1,613,780, primarily due to a net profit of $661,425 in the first quarter of 2011.

Although our revenues and operating results for any period are not necessarily indicative of future periods, we anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through 2011. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict. If we do need to raise additional funds, we expect to raise those funds through new issuances of shares of our equity securities in one or more public offerings or private placements, or through credit facilities extended by lending institutions.

Off-Balance Sheet Arrangements

As of March 31, 2011, we had not entered into any off-balance sheet arrangements with any individuals or entities.

Contractual Obligations

As of March 31, 2011, we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

Date	Rent Payment Due
April 1, 2011 to March 31, 2012	$464,350
April 1, 2012 to March 31, 2013	$452,765

Related Party Transactions

The Company, from time to time, received from or made repayments to one major stockholder who is also a management member of the Company. The amounts due from/to this stockholder do not bear any interest and do not have clearly defined terms of repayment.

As of March 31, 2011 and December 31, 2010, the amounts due to this stockholder were $530,475 and $524,668, respectively, representing advances from this stockholder.

ITEM 4.   CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated our disclosure controls and procedures and internal control over financial reporting. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO and CFO concluded that as of March 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.4
Certificate of Amendment to Increase Number of Authorized Shares of Common Stock as filed with the Nevada Secretary of State on April 4, 2007 (Incorporated by reference to Exhibit No. 3.2 of the Form 10-K for the year ended December 31, 2008, and filed on March 30, 2009.)

3.5
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

FORLINK SOFTWARE CORPORATION, INC.

Date: May 13, 2011	By:	/s/ Yi He
Yi He
Chief Executive Officer
(Authorized Officer)

Date: May 13, 2011	By:	/s/ Hongkeung Lam
Hongkeung Lam
Chief Financial and Accounting Officer
(Principal Financial Officer)