Form 10-Q
period 2011-06-30
FORLINK SOFTWARE CORP INC
filed 2011-08-08
CIK 866458

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to                      .

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
YES ☐    NO ☑

On July 29, 2011, we had 4,651,173 shares of common stock issued and outstanding.

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

Forlink Software Corporation, Inc.
Consolidated Balance Sheets

(Expressed in US Dollars)
	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$814,689	$3,580,269
Accounts receivable	4,309,781	3,778,529
Other receivables, deposits and prepayments (Note 3)	611,018	563,568
Loan receivable (Note 4)	1,066,240	0
Inventories (Note 5)	872,642	633,998

Total current assets	7,674,370	8,556,364

Property, plant and equipment (Note 6)	333,997	370,409
Long term investments (Note 7)	1,169,095	1,183,585

Total assets	$9,177,462	$10,110,358

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$678,613	$1,027,862
Amounts due to stockholders (Note 8)	531,223	524,668
Customer deposits	1,273,239	1,206,267
Other payables and accrued expenses (Note 9)	247,718	370,318
Other tax payable	0	21,531
Deferred taxes debt	32,198	32,736

Total current liabilities	$2,762,991	$3,183,382

Commitments and contingencies

Non-controlling interest (Note 10)	$75,912	$99,560

Stockholders’ equity
Common stock, par value $0.001 per share;
200,000,000 and 200,000,000 shares authorized;
4,966,173 and 4,966,173 shares issued and
4,651,173 and 4,651,173 shares outstanding, respectively	$99,322	$99,322
Treasury stock	(163,800)	(163,800)
Additional paid-in capital	10,195,693	10,195,693
Accumulated losses	(5,209,469)	(4,544,648)
Accumulated other comprehensive income	1,416,813	1,240,849

Total stockholders’ equity	$6,338,559	$6,827,416

Total liabilities and stockholders’ equity	$9,177,462	$10,110,358

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.
Consolidated Statements of Operations
(unaudited)

(Expressed in US Dollars)
	Three Months ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales	1,337,105	435,664	1,794,396	1,118,739
Cost of sales	(596,430)	(312,866)	(974,159)	(677,698)

Gross profit	740,675	122,798	820,237	441,041

Selling expenses	(235,365)	(233,195)	(532,455)	(456,355)
Research and development expenses	(194,359)	(199,317)	(398,044)	(378,364)
General and administrative expenses	(301,615)	(348,165)	(569,398)	(689,677)

Total operating expenses	(731,339)	(780,677)	(1,499,897)	(1,524,396)

Operating profit/(loss)	9,336	(657,879)	(679,660)	(1,083,355)

Loss from equity method investee	(20,897)	(4,926)	(34,035)	(27,108)
Income from cost method investee	-	-	-	-
Interest income	945	1,672	3,715	3,892

Other income, net	275	120,904	25,272	633,803

Profit / (Loss) before tax	(10,341)	(540,229)	(684,708)	(472,768)

Income tax	(3,761)	3,555	(3,761)	-
Minority interest	(10,706)	(12,665)	(23,648)	(26,705)

Net profit/(loss)	(3,396)	(524,009)	(664,821)	(446,063)

Profit/(loss) per share	(0.00073)	(0.11)	(0.14)	(0.10)

Weighted average common shares outstanding -basic and diluted	4,651,173	4,651,173	4,651,173	4,651,173

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.
Consolidated Statements of Cash Flows
Increase in Cash and Cash Equivalents
(unaudited)

(Expressed in US Dollars)
	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net profit/(loss)	$(664,821)	$(446,063)
Adjustments to reconcile net profit/(loss) to net cash provided by/(used in) operating activities
Non-controlling interest	(23,648)	(26,705)
(Gain)/loss from write-off of property, plant and equipment
Depreciation of property, plant and equipment	62,771	75,780
Loss from equity method investee	34,035	27,108
Effect of deferred taxes	(1,378)	(97,790)

Change in:
Accounts receivables	(434,325)	(40,154)
Other receivables, deposits and prepayments	(32,993)	(147,923)
Inventories	(222,381)	(121,371)
Accounts payable	(375,616)	(147,116)
Amounts due to stockholders	(6,904)	17,114
Customer deposits	36,029	(29,118)
Other payables and accrued expenses	(132,099)	(182,353)
Other taxes payable	(22,083)	(730,129)

Net cash provided by/(used in) operating activities	(1,783,413)	(1,848,720)

Cash flows from investing activities
Purchase of long term investment
Acquisition of property, plant and equipment	(4,599)	(4,550)
Proceeds from disposal of long term investment	14, 849	-
Dividend from investee	-	108,441
Loan to another company	(1,066,240)	-

Net cash used in investing activities	(1,055,990)	103,891

Cash flows from financing activities
Repayment to short term borrowings	-	-
(Repayments to)/advances from stockholders	-	-
Proceeds from issuances of common stock under Plan 2002	-	-

Net cash provided by financing activities	-	-

Effect of exchange rate changes	73,823	10,382

Net increase/(decrease) in cash and cash equivalents	(2,765,580)	(1,734,447)

Cash and cash equivalents at beginning of period	3,580,269	2,240,863

Cash and cash equivalents at end of period	$814,689	$506,416

Supplemental disclosure of cash flow information
Income tax paid	$5,157	-
Interest paid	$-	$-

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

On April 29, 2007, we invested, through BFHX, $138,158 (RMB 1,050,000) in Beijing GuoXin Forlink Internet Technologies Limited (“BGXF”), a privately held PRC company that operates a finance study website, for a 35% equity interest.  The investment in BGXF is accounted for under the equity method of accounting due to the Company’s significant influence over the operational and financial policies of BGXF.  BGXF commenced operations on March 9 2008.  On October 14, 2008, BGXF increased its registered capital to RMB 4,285,700, and since we did not invest additional funds into BGXF, the ratio of our holding was diluted to a 24.5% equity interest. On March 15, 2011, the Company transferred all its ownership interests in BGXF to Beijing Guo Xin XinChuang Investment Co., Ltd for the amount of BGXF’s 24.5% fully paid up capital. The Company got cash payment of RMB 95,741.

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

Forlink, its subsidiaries and VIE (hereinafter collectively referred to as the “Company”), are all operating companies.  Set forth below is a diagram illustrating the Company’s corporate structure as of June 30, 2011:

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

The exchange rates used as of June 30, 2011 and December 31, 2010 are US$1:HK$7.78:RMB6.45, and US$1:HK$7.82:RMB6.61, respectively. The weighted average rates ruling for the periods ended June 30, 2011 and June 30, 2010 are US$1:HK$7.78:RMB6.48, and US$1:HK$7.80:RMB6.84, respectively.

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

Fair Values of Financial Instruments

The carrying amounts of financial instruments (cash and cash equivalents, investments, accounts receivable and accounts payable) approximate their fair values as of June 30, 2011 and December 31 2010 because of the relatively short-term maturity of these instruments.

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

Advertising costs

All advertising costs incurred in the promotion of the Company’s products and services are expensed as incurred. Advertising expenses were insignificant for the three months ended June 30, 2011 and 2010.

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

NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	June 30,	December 31,
	2011	2010

Other receivables	$503,928	$490,760
Deposits	21,817	6,033
Prepayments	85,273	66,775

	$611,018	$563,568

Other receivables include deposits for operating leases and advances to employee for traveling outlays.

NOTE 4 – LOAN RECEIVABLES

	June 30,	December 31,
	2011	2010

Loan receivables	$1,066,240	$0

	$1,050,742	$0

Loan receivables include a short-term loan to a non-related company. We received the loan fully on July 20, 2011.

NOTE 5 - INVENTORIES

	June 30,	December 31,
	2011	2010

Computer hardware and software	$65,714	$47,014
Work-in-progress	806,928	586,984

	$872,642	$633,998

All the inventories were purchased for identified system integration contracts.

Work-in-progress includes payroll and other operating expenses associated with various contracts in progress.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company, from time to time, borrowed money from and made repayment to two major stockholders, Mr. Lam Hongkeung and Mr. Yi He who both are also management members of the Company. The amounts due to the two stockholders do not bear any interest and do not have clearly defined terms of repayment.

As of June 30, 2011 and December 31, 2010, the amounts due to the two stockholders were $531,223 and $524,668, respectively, representing advances from stockholders for our working capital.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET

	June 30,	December 31,
	2011	2010

Building	$219,187	$213,705
Computer and office equipment	1,269,668	1,221,478
Motor vehicles	217,129	211,698
	1,705,984	1,646,8818
Less: Accumulated depreciation	(1,371,987)	(1,276,472)

	$333,997	370,409

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, one of the stockholders and directors of the Company.  By a stockholders’ resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company.  In 2005, the title to the building was transferred to Forlink Technologies (Chengdu) Limited.

NOTE 8 - LONG TERM INVESTMENTS

	June 30,	December 31,
	2011	2010

Equity investments	$6,763	$54,418
Cost investments	1,162,332	1,129,167

	$1,169,095	1,183,585

In December 2003, the Company invested $760,870 in a privately held PRC company, All China Logistics Online Co., Ltd., for a 17.8% equity interest. The Company has recorded the investment at cost because it does not have the ability to exercise significant influence over the investee.

On October 24, 2005, the Company set up China Liquid Chemical Exchange Company Limited, a limited liability company in PRC, and shares the risk and rewards up to the equity interest of 13.46%.  The consideration is made in form of the Company-developed “For-Online Electronic Trading System” without any cash outflow.  Therefore, the Company recorded the contribution of software at the lower of its carrying amount or fair value, and accounted for under the equity method under SOP 78-9. As of June 30, 2011 and 2010, the Company’s share of the joint venture’s profit (loss) was ($34,035) and $6,640, respectively.

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

NOTE 9 - OTHER PAYABLES AND ACCRUED EXPENSES

	June 30,	December 31,
	2011	2010

Other payables	$101,826	$196,412
Accrued salaries & wages	145,892	173,906

	$247,718	$370,318

Other payables include rental payable and utilities payable.

NOTE 10 – NON-CONTROLLING INTEREST

The non-controlling interest balance of $75,912 represents equity value held by minority shareholders of NNBCE.

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

As part of the PRC government’s policy of encouraging software development in the PRC, companies that fulfill certain criteria set by the relevant authorities, and which develop their own software products and have the software products registered with the relevant authorities in the PRC, are entitled to a refund of VAT equivalent to the excess over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales). The excess portion of the VAT is refundable and is recorded by the Company on an accrual basis.  The VAT rebate included in other income was $275 and $120,904 for the three months ended June 30, 2011 and 2010, respectively.

NOTE 13– COMPREHENSIVE INCOME/(LOSS)

The components of comprehensive income/(loss) were as follows:

	Six Months Ended June 30,
	2011	2010

Net profit/(loss)	$(644,821)	$(446,063)
Foreign currency translation adjustment	175,964	14,959
Comprehensive income/(loss)	$(488,857)	$(431,104)

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

The following table summarizes the activity on stock options under the 2002 Plan:

	Number of shares	Weighted average exercise price

Granted on September 7, 2004	3,315,000	$0.10
Exercised	(15,000)	$(0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2004	3,300,000	$0.10
Exercised	(136,500)	$(0.10)
Forfeited or Cancelled	(132,500)	$(0.10)
Outstanding at December 31, 2005	3,031,000	$0.10
Exercised	0	$0.00
Forfeited or Cancelled	(1,734,000)	$(0.10)
Outstanding at December 31, 2006	1,297,000	$0.10
Exercised	(897,000)	$(0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2007	400,000	$0.10
Exercised	(200,000)	$0.00
Forfeited or Cancelled	(200,000)	$0.00
Outstanding at December 31, 2008	0	$0.00
Exercised	0	$0.00
Forfeited or Cancelled	0	$0.00
Outstanding at June 30, 2011	0	$0.00
Fully vested and exercisable at June 30, 2011	0	$0.00

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

The following table summarizes the cumulative activities up to June 30, 2011 of the options issued under the 2002 Plan with different expiration dates:

	Granted	Exercised	Forfeited or Cancelled	Outstanding at June 30, 2011
December 2006 Options	2,385,000	518,500	1,866,500	0
June 2007 Options	130,000	130,000	0	0
June 2009 Options	800,000	600,000	200,000	0
	3,315,000	1,248,500	2,066,500	0

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

	The Value of Options
	December 2006 Options	June 2007 Options	June 2009 Options

Risk-free interest rate	2.17%	2.28%	2.66%
Expected lives (in years)	1.167	1.417	2.417
Dividend yield	0%	0%	0%
Expected volatility	100%	100%	100%

NOTE 15 - CONCENTRATION OF CUSTOMERS

During the year, the following customers accounted for more than 10% of total sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales derived from:
Customer A	719,657	*	719,657	502,740
Customer B	158,001	*	316,001	*
Customer C	*	*	*	*
Customer D	51,530	107,412	65,861	121,003
Customer E	175,942	52,141	274,910	*

% to total net sales from:
Customer A	54%	*	40%	45%
Customer B	12%	*	18%	*
Customer C	*	*	*	*
Customer D	4%	25%	4%	11%
Customer E	13%	12%	15%	*

Account receivable from:
Customer A			65,914	*
Customer B			2,064,076	1,786,970
Customer C			269,359	*
Customer D			*	*
Customer E			176,804	*

% to total accounts receivable from:
Customer A			2%	*
Customer B			55%	72%
Customer C			7%	*
Customer D			*	*
Customer E			5%	*

* less than 10%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a provider of software solutions and information technology services in China (the “PRC” or “China”). We focus on providing Enterprise Application Integration (EAI) solutions for large companies in the telecom, finance, and logistics industries.  In May 2004, we launched For-online, which delivers enterprise applications and services over the Internet to small and medium-sized enterprises (SMEs) in China.  Since its launch, For-Online has become a channel for delivering and distributing our products and services to more customers.  In August 2007, we launched our integrated e-business application platform For-Online 4.0, and based on this platform, we also released new versions of For-eMarket 3.0 in September 2007, ForCRM in October 2007 and ForOA in October 2007. We released For-eMarketPlace 3.1 in August 2008. We released For-EAI 5.0 and For-Online 5.0 in June 2009.

Revenues

Our business includes Forlink’s “For-series” brand software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and “For-series” related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

	Three Months Ended
	June 30,
	2011	2010

Sales of For-series software	$1,237,734	$375,260
as a percentage of net sales	93%	86%

For-series related system integration	$99,371	$60,404
as a percentage of net sales	7%	14%

As indicated in the foregoing table, sales of For-series software increased by approximately 230% to $1,237,734 in the second quarter of 2011 from $375,260 in the comparable quarter of 2010. For-series related system integration as a percentage of net sales decreased from $60,404 or 14% in the comparable quarter of 2010 to $99,371 or 7% in the second quarter of 2011. The gross margins for the three months ended June 30, 2011 and 2010 were 55% and 28%, respectively.

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

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and the State Tax Bureau respectively, FTCL received full exemption from EIT for fiscal years 1999 through 2002, and a 50% EIT reduction at the rate of 7.5% for fiscal years 2003 through 2005.  As of June 30, 2011, FTCL was entitled to an EIT rate of 15%.

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

Exchange rates among US$, HK$ and RMB had minimal fluctuations during the periods presented.  The applicable rates as of June 30, 2011 are US$1: HK$7.782: RMB6.448.The weighted average rates applicable for the three months ended June 30, 2011 are US$1: HK$7.783: RMB6.479.

June 30, 2011
Applicable Rates	$1 US = 7.782 HK	1 US = 6.448 RMB
Weighted Average Rates : Three Months Ended June 30, 2011	$1 US = 7.783 HK	1 US = 6.479 RMB

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

Consolidated Results of Operations for the Three Months Ended June 30, 2011 and 2010.

The following table sets forth the results of our operations for the periods indicated:

	Three Months Ended	Three Months Ended
	June 30, 2011	June 30, 2010
Net Sales	$1,337,105	$435,664
Cost of Sales	(596,430)	(312,866)
Gross Profit	740,675	122,798
Selling Expenses	(235,365)	(233,195)
Research and Development Expenses	(194,359)	(199,317)
General and Administrative Expenses	(301,615)	(348,165)
Operating Profit (Loss)	(731,339)	(780,677)
Other Income	275	120,904
Net Profit (Loss)	(3,396)	(524,009)
Gain/Loss Per Share	(0.00073)	(0.11)
Basic Weighted Average Shares Outstanding	4,651,173	4,651,173
Diluted Weighted Average Shares Outstanding	4,651,173	4,651,173

Net Sales

For the three-month period ended June 30, 2011, our revenue was $1,337,105, an increase of approximately 207% from our revenue of $435,664 for the comparable period in 2010. The increase was mainly due to an increase in system integration sales and software sales, which increase in sales was due to an increase in customer demand. Normally system integration sales were accompanied with our software sales and based on our customers’ needs. System integration sales have a lower profit margin than software sales.

Cost of Sales

Our cost of sales was $596,430 for the three-month period ended June 30, 2011, compared with $312,866 for the same period in 2010. The increase was in line with the increase in our overall sales.

Gross Profit

For the three-month period ended June 30, 2011, gross profit was $740,675, representing an increase of 503% from $122,798 for the comparable period in 2010. This increase was in line with an increase in both software sales and system integration sales during the quarter.

Operating Expenses

Total operating expenses were $731,339 for the three-month period ended June 30, 2011, as compared to $780,677 for the comparable period in 2010, representing a decrease of 6%.  The decrease in operating expenses was mainly attributable to decreases in general and administrative expenses during the period.

Selling expenses were $235,365 for the three-month period ended June 30, 2011, representing an increase of 1% from $233,195 for the comparable period in 2010. This increase was primarily due to our increased sales efforts to market our ASP (Application Service Provider) services “For-online,” our IT outsourcing services, as well as our EAI (Enterprise Application Integration) services “For-eMarket”, “ForCRM” and “ForOA”.

Research and development expenses were $194,359 for the three-month period ended June 30, 2011, compared with $199,317 for the same period in 2010. We were able to reduce our research and development expenses by cutting down on our communication expenses, such as the internet trusteeship management fee for telecom providers, during the second quarter in 2011.

General and administrative expenses were $301,615 for the three-month period ended June 30, 2011, as compared to $348,165 for the same period in 2010, a decrease of 13%. The decrease was primarily due to a decrease in training fees during the second quarter in 2011.

Operating Profit (Loss)

We recorded an operating profit $9,336 for the three-month period ended June 30, 2011 compared to an operating loss of $657,879 for the three-month period ended June 30, 2010. The increase in operating profit during the second quarter of fiscal 2011 was due to our increased net sales and decreased operating expenses during the three-month period ended June 30, 2011.

Other Income

Our other income is mainly derived from a value added tax (“VAT”) refund associated with our software product sales.  Software sales in China are subject to a 17% VAT.  However, companies that develop their own software and have the software registered are generally entitled to a refund of the VAT.  If the net amount of the VAT payable exceeds 3% of software product sales, then the excess portion of the VAT is refundable to us upon our application to tax authority.  This policy is effective through 2011. Our other income was $275 for the three-month period ended June 30, 2011, as compared to $120,904 for the same period in 2010, representing a decrease of 100% in other income.  The significant decrease was the result of a decrease in VAT refunds that we received from software product sales.

Consolidated Results of Operations for the Six Months Ended June 30, 2011 and 2010.

The following table sets forth the results of our operations for the periods indicated:

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
Net Sales	$1,794,396	$1,118,739
Cost of Sales	(974,159)	(677,698)
Gross Profit	820,237	441,041
Selling Expenses	(532,455)	(456,355)
Research and Development Expenses	(398,044)	(378,364)
General and Administrative Expenses	(569,398)	(689,677)
Operating Profit (Loss)	(679,660)	(1,083,355)
Other Income	25,272	633,803
Net Profit (Loss)	(664,821)	(446,063)
Gain/Loss Per Share	(0.14)	(0.10)
Basic Weighted Average Shares Outstanding	4,651,173	4,651,173
Diluted Weighted Average Shares Outstanding	4,651,173	4,651,173

Net Sales

For the six-month period ended June 30, 2011, our revenue was $1,794,396, an increase of 60% from our revenue of $1,118,739 for the comparable period in 2010. The increase was mainly due to increased software sales. Our sales increased for the six-month period ended June 30, 2011 compared to the same period ended June 30, 2010 because of an increase in sales of For-series software.

Cost of Sales

Our cost of sales was $974,159 in the six-month period ended June 30, 2010, representing an increase of 44% from $677,698 for the comparable period in 2010. The increase in our cost of sales was in line with our overall net sales.

Gross Profit

For the six-month period ended June 30, 2011, gross profit was $820,237, representing an increase of 86% from $441,041 for the comparable period in 2010. This increase in our gross profit was in line with an increase in the sales of For-series software, which has a higher gross profit ratio than the related system integration sales.

Operating Expenses

Total operating expenses were $1,499,897 in the six-month period ended June 30, 2011 compared with $1,524,396 for the six-month period ended June 20, 2010, representing a decrease of 2%.  The decrease in operating expenses during the second quarter ended June 30, 2011 was mainly attributable to decreases in general and administrative expenses during the period.

Selling expenses were $532,455 in the six-month period ended June 30, 20101 representing an increase of 17% from $456,355 for the comparable period in 2010. This increase was primarily due to a market promotion fee during the six-month period ended June 30, 2011.

Research and development expenses were $398,044 in the six-month period ended June 30, 2011 compared with $378,364 in the six month period ended June 30, 2010, representing an increase of 5%. The increase in R&D expenses was due to our increased capital input on research and development for internal projects in order to control costs.

General and administrative expenses were $569,398 in the six-month period ended June 30, 2011 compared with $689,677 for the comparable period ended June 30, 2010, representing a decrease of 17%. The decrease was primarily due to a decrease in training fees and attorneys’ fees.

Operating Profit (Loss)

We recorded an operating loss $679,660 for the six-month period ended June 30, 2011, representing a decrease of 37% from an operating loss of $1,083,355 for the comparable period in 2010.  The decrease in operating loss during the first six months of fiscal 2011 was attributable to an increase in gross profit during the period.

Other Income

Our other income was $25,272 for the six-month period ended June 30, 2011, representing a decrease of 96% as compared to $633,803 for the comparable period in 2010. The decrease was due to a decrease in VAT refund we received during the six-month period ended June 30, 2011.

Liquidity and Capital Resources

For the six-month period ended June 30, 2011, we recorded a net loss of $664,821, or basic and diluted loss of $0.14 per share, compared to a net loss of $446,063, or basic and diluted loss of $0.10 per share, for the same period of 2010. Our capital requirements are primarily working capital requirements related to costs of hardware for network solution projects and costs associated with the expansion of our business. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to our hardware vendors are due.  However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements.  We have historically financed our working capital and other financing requirements through careful management of our billing cycle and, to a limited extent, bank loans.

Our accounts receivable balance at June 30, 2011 was $4,309,781, as compared to $3,778,529 at December 31, 2010. The increase of $531,252 was due to the receipt of two accounts receivable from two of our major customers.

Our inventory position at the end of the first quarter of fiscal 2011 was $872,642, as compared to $633,998 at December 31, 2010. This increase was mainly due to an increase in the number of projects that were not completed at the end of the quarter and remain work-in-progress (WIP).

We ended the first quarter of fiscal 2011 with a cash position of $814,689. We had a negative operating cash flow of $2,765,580, primarily due to a net loss of $664,821 for the six-month period ended June 30, 2011.

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

Off-Balance Sheet Arrangements

As of June 30, 2011, we had not entered into any off-balance sheet arrangements with any individuals or entities.

Contractual Obligations

As of June 30, 2011, we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

Date	Rent Payment Due
July 1, 2011 to June 30, 2012	$447,801
July 1, 2012 to June 30, 2013	$411,068

Related Party Transactions

The Company, from time to time, borrowed money from and made repayment to two major stockholders, Mr. Lam Hongkeung and Mr. Yi He, who both are also management members of the Company. The amounts due to the two stockholders do not bear any interest and do not have clearly defined terms of repayment.

As of June 30, 2011 and December 31, 2010, the amounts due to the two stockholders were $531,223 and $524,668, respectively, representing advances from the stockholders for our working capital.

ITEM 4.        CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated our disclosure controls and procedures and internal control over financial reporting.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our CEO and CFO concluded that as of June 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FORLINK SOFTWARE CORPORATION, INC.

Date: August 5, 2011	By:	/s/ Yi He
Yi He
Chief Executive Officer
(Authorized Officer)

Date: August 5, 2011	By:	/s/ Hongkeung Lam
Hongkeung Lam
Chief Financial and Accounting Officer
(Principal Financial Officer)