Form 10-Q
period 2011-09-30
FORLINK SOFTWARE CORP INC
filed 2011-11-10
CIK 866458

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to _______.

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

On November 10, 2011, we had 4,651,173 shares of common stock issued and outstanding.

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

Forlink Software Corporation, Inc.
Consolidated Balance Sheets

(Expressed in US Dollars)
	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$1,494,513	$3,580,269
Accounts receivable	4,318,467	3,778,529
Other receivables, deposits and prepayments (Note 3)	743,836	563,568
Inventories (Note 4)	1,021,269	633,998
Total current assets	7,578,085	8,556,364

Property, plant and equipment (Note 6)	319,453	370,409
Long term investments (Note 7)	1,175,395	1,183,585

Total assets	$9,072,933	$10,110,358

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$619,321	$1,027,862
Amounts due to stockholders (Note 5)	153,231	524,668
Customer deposits	1,285,294	1,206,267
Other payables and accrued expenses (Note 8)	264,362	370,318
Other tax payable	0	21,531
Deferred taxes debt	37,827	32,736

Total current liabilities	$2,360,035	$3,183,382

Commitments and contingencies

Non-controlling interest (Note 9)	$64,750	$99,560

Stockholders’ equity
Common stock, par value $0.001 per share;
200,000,000 and 200,000,000 shares authorized; 4,966,173 and 4,966,173 shares issued and 4,651,173 and 4,651,173 shares outstanding, respectively	$99,322	$99,322
Treasury stock	(163,800)	(163,800)
Additional paid-in capital	10,195,693	10,195,693
Accumulated losses	(4,968,082)	(4,544,648)
Accumulated other comprehensive income	1,485,015	1,240,849

Total stockholders’ equity	$6,648,148	$6,827,416

Total liabilities and stockholders’ equity	$9,072,933	$10,110,358

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.
Consolidated Statements of Operations
(unaudited)

(Expressed in US Dollars)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales	1,228,027	1,140,968	3,022,423	2,259,707
Cost of sales	(344,568)	(697,988)	(1,318,727)	(1,375,686)

Gross profit	883,459	422,980	1,703,696	884,021

Selling expenses	(197,029)	(184,797)	(729,484)	(641,152)
Research and development expenses	(109,794)	(212,017)	(507,838)	(590,381)
General and administrative expenses	(335,519)	(271,017)	(904,917)	(960,694)

Total operating expenses	(642,342)	(667,831)	(2,142,239)	(2,192,227)

Operating profit/(loss)	241,117	(224,851)	(438,543)	(1,308,206)

Loss from equity method investee	(6,975)	(27,845)	(41,010)	(54,953)
Income from cost method investee	-	-	-	-
Interest income	1,219	833	4,934	4,725
Interest expenses	-	(1,067)		(1,067)
Other income, net	151	13,123	25,423	646,926

Profit / (Loss) before tax	235,512	(239,807)	(449,196)	(712,575)

Income tax	(5,288)	-	(9,049)	-
Minority interest	(11,162)	(13,077)	(34,810)	(39,782)

Net profit/(loss)	241,386	(226,730)	(423,435)	(672,793)

Profit/(loss) per share	0.05	(0.05)	(0.09)	(0.14)

Weighted average common shares outstanding -basic and diluted	4,651,173	4,651,173	4,651,173	4,651,173

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.
Consolidated Statements of Cash Flows
Increase in Cash and Cash Equivalents
(unaudited)

(Expressed in US Dollars)	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net profit/(loss)	$(423,435)	$(672,793)
Adjustments to reconcile net profit/(loss) to net cash provided by/(used in) operating activities
Non-controlling interest	(34,810)	(39,782)
(Gain)/loss from write-off of property, plant and equipment
Depreciation of property, plant and equipment	93,538	107,707
Loss from equity method investee	41,010	54,953
Effect of deferred taxes	3,920	(74,361)

Change in:
Accounts receivables	(404,832)	(465,551)
Other receivables, deposits and prepayments	(160,117)	(264,085)
Inventories	(364,602)	268,907
Accounts payable	(445,293)	(133,635)
Amounts due to stockholders	(390,197)	18,236
Customer deposits	35,895	(470,030)
Other payables and accrued expenses	(119,197)	(176,245)
Income tax payable	9,049
Other taxes payable	(22,301)	(742,170)

Net cash provided by/(used in) operating activities	(2,181,372)	(2,588,849)

Cash flows from investing activities
Purchase of long term investment
Acquisition of property, plant and equipment	(32,259)	(52,206)
Proceeds from disposal of long term investment	14, 995	-
Dividend from investee	-	110,230
Loan to another company	-	-

Net cash used in investing activities	(17,264)	58,024

Cash flows from financing activities
Proceeds from short term borrowings		618,769
Repayment to short term borrowings	-	-
(Repayments to)/advances from stockholders	-	-
Proceeds from issuances of common stock under Plan 2002	-	-

Net cash provided by financing activities	-	618,769

Effect of exchange rate changes	112,880	194,665

Net increase/(decrease) in cash and cash equivalents	(2,085,756)	(1,717,391)

Cash and cash equivalents at beginning of period	3,580,269	2,240,863

Cash and cash equivalents at end of period	$1,494,513	$523,472

Supplemental disclosure of cash flow information
Income tax paid	$5,208	-
Interest paid	$-	$-

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

On November 3, 1999, we entered into a Plan of Reorganization with Beijing Forlink Software Technology Co., Ltd., (hereinafter "BFSTC"), a limited liability company organized under the laws of the People’s Republic of China (“PRC”), under the terms of which BFSTC gained control of the Company. Pursuant to the Plan of Reorganization, we acquired 100% of the registered and fully paid-up capital of BFSTC in exchange for 20,000,000 shares of the Company's authorized, but unissued, common stock.  BFSTC is engaged in the provision of computer software consultancy and engineering services and the development and sale of computer software in the PRC.  As a part of its computer consultancy and engineering services, BFSTC is also engaged in the sale of computer hardware. In June 2001, BFSTC changed its name to Forlink Technologies Co. Ltd. (“FTCL”). FTCL is our major operating subsidiary in China.

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

On October 24, 2005, we entered into a definitive agreement to acquire a 17.5% equity interest from China Liquid Chemical Exchange Company Limited (“CLCE”), a PRC limited liability company.  Under the terms of the agreement, Forlink deployed the “For-online Electronic Trading System”, a proprietary, integrated software solution, to support CLCE’s operations, including, but not limited to, online trading, online billing and payment, user authentication and customer care, in exchange for the 17.5% equity interest.  In early 2007, CLCE increased its share capital to $1,708,526 (RMB 13,000,000). As we did not subscribe for the new shares, our shareholding of CLCE was diluted and as of December 31, 2008 was 13.46%.  CLCE commenced operations fully in early 2007.

On October 3, 2006, we entered into a Transfer of Right to Invest and Project Cooperation Agreement (“Statelink Agreement”) with Statelink International Group, Ltd., a British Virgin Islands company (“Statelink”), pursuant to which we acquired 22.73% registered capital in Guangxi Caexpo International Trade and Logistics Co., Ltd. (“Guangxi Caexpo”), a PRC limited liability company in the businesses of real estate development, advertising, and computer distribution, for cash consideration of $2,557,545 (RMB 20,000,000) from BFHX and stock consideration of 13,000,000 shares of our restricted common stock.  Thereafter, we also won a contract from Guangxi Caexpo to build an “Electronic Trade and Logistics Information Platform and Call Center” (the “Project”).  On October 26, 2006, BFHX established Forlink Technologies (Guangxi) Limited (“FTGX”), a PRC limited liability company and wholly owned subsidiary, to carry out this contract.  At the time of incorporation, BFHX injected RMB 20,000,000 (approximately US$2,557,545) as registered capital to FTGX.  The Project was completed in the fourth quarter of 2007, and with the successful deployment of the relevant software, the client signed the final inspection report in January 2009. On August 20, 2010, the Company transferred all its ownership interests in Guangxi Caexpo to Guangxi Sanqi Investment Co., Ltd for the amount of Guangxi Caexpo’s 22.73% fully paid up capital. The Company received a cash payment of $3,024,355 (RMB 20,000,000).

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

Forlink, its subsidiaries and VIE (hereinafter collectively referred to as the “Company”), are all operating companies.  Set forth below is a diagram illustrating the Company’s corporate structure as of September 30, 2011:

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

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates.

Foreign Currency Translation and Transactions

The functional currency of Forlink is the US Dollar (“US$”) and the financial records are maintained and the financial statements prepared in US$.  The functional currency of FTHK is the HK Dollar (“HK$”) and its financial records are maintained, and its financial statements prepared, in HK$.  The functional currency of FTCL, BFHX, FTCD, FTGX, and NNBCE is Renminbi (“RMB”), and their financial records are maintained, and their financial statements are prepared, in RMB.

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

The exchange rates used as of September 30, 2011 and December 31, 2010 are US$1:HK$7.79:RMB6.38, and US$1:HK$7.82:RMB6.61, respectively. The weighted average rates ruling for the periods ended September 30, 2011 and September 30, 2010 are US$1:HK$7.79:RMB6.44, and US$1:HK$7.80:RMB6.78, respectively.

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

Major improvements of property, plant, and equipment are capitalized, while expenditures for repair and maintenance and minor renewals and betterments are charged directly to the statements of operations as incurred. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the statement of operations.

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

Fair Values of Financial Instruments

The carrying amounts of financial instruments (cash and cash equivalents, investments, accounts receivable, and accounts payable) approximate their fair values as of September 30, 2011 and December 31, 2010 because of the relatively short-term maturity of these instruments.

Revenue Recognition

The Company generally provides services under multiple element arrangements, which include software license fees, hardware, and software sales, and the provision of system integration services including consulting, implementation, and software maintenance. The Company evaluates revenue recognition on a contract-by-contract basis as the terms of each arrangement vary.  The evaluation of the contractual arrangements often requires judgments and estimates that affect the timing of revenue recognized in the statements of operations.  Specifically, the Company may be required to make judgments about:

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

Stock Based Compensation

Effective January 1, 2006, we adopted “Statement of Financial Accounting Standards ASC 718, Share-Based Payment,” using the modified prospective application transition method. Before we adopted ASC 718, we accounted for share-based compensation in accordance with “Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.”

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

Advertising costs

All advertising costs incurred in the promotion of the Company’s products and services are expensed as incurred. Advertising expenses were insignificant for the three months ended September 30, 2011 and 2010.

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

Recent Issued Accounting Guidance

On October 27, 2010, the FASB clarified that the disclosures proposed as part of its project on disclosures of certain loss contingencies will not be effective for the 2010 annual financial statements of public calendar-year-end entities as originally proposed. The Board will discuss a revised effective date during re-deliberations on the project.

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

NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	September 30,	December 31,
	2011	2010

Other receivables	$641,326	$490,760
Deposits	15,031	6,033
Prepayments	87,478	66,775

	$743,836	$563,568

Other receivables include deposits for operating leases and advances to employees for traveling outlays.

NOTE 4 - INVENTORIES

	September 30,	December 31,
	2011	2010

Computer hardware and software	$24,236	$47,014
Work-in-progress	997,033	586,984

	$1,021,269	$633,998

All the inventories were purchased for identified system integration contracts.

Work-in-progress includes payroll and other operating expenses associated with various contracts in progress.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company, from time to time, borrowed money from and made repayment to two major stockholders, Mr. Lam Hongkeung and Mr. Yi He who both are also management members and directors of the Company. The amounts due to the two stockholders do not bear any interest and do not have clearly defined terms of repayment.

As of September 30, 2011 and December 31, 2010, the amounts due to the two stockholders were $153,231 and $524,668, respectively, representing advances from stockholders for our working capital.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

	September 30,	December 31,
	2011	2010

Building	$221,346	$213,705
Computer and office equipment	1,294,492	1,221,478
Motor vehicles	219,268	211,698
	1,735,106	1,646,8818
Less: Accumulated depreciation	(1,415,652)	(1,276,472)

	$319,453	370,409

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, one of our stockholders and the Chairman and CEO of the Company.  By a stockholders’ resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company.  In 2005, the title to the building was transferred to Forlink Technologies (Chengdu) Limited.

NOTE 7 - LONG TERM INVESTMENTS

	September 30,	December 31,
	2011	2010

Equity investments	$-	$54,418
Cost investments	1,175,395	1,129,167

	$1,175,395	1,183,585

In December 2003, the Company invested $760,870 in a privately held PRC company, All China Logistics Online Co., Ltd., for a 17.8% equity interest. The Company has recorded the investment at cost because it does not have the ability to exercise significant influence over the investee.

On October 24, 2005, the Company set up China Liquid Chemical Exchange Company Limited, a limited liability company in PRC, and shares the risk and rewards up to the equity interest of 13.46%.  The consideration is in the form of the Company-developed “For-Online Electronic Trading System” without any cash outflow.  Therefore, the Company recorded the contribution of software at the lower of its carrying amount or fair value, and it was accounted for under the equity method under SOP 78-9. As of September 30, 2011 and 2010, the Company’s share of the joint venture’s profit (loss) was ($41,010) and $54,953, respectively.

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

On October 12, 2006, the Company entered into a definitive agreement to acquire 12.5% of registered capital in Wuxi Stainless Steel Exchange Co., Ltd. (“Wuxi”), a private held PRC company.  In exchange for the 12.5% registered capital, the Company was to deploy a proprietary, integrated software solution, estimated at RMB 1,000,000, by reference to similar products sold to third parties in 2006, to support Wuxi’s operations, plus RMB 250,000 cash payment to Wuxi.  In 2006, the Company contributed cash of $31,969 (RMB 250,000), and the software was deployed to Wuxi in December 2006. The Company recorded the investment at cost because it does not have the ability to exercise significant influence over Wuxi.  On January 14, 2007, the Company entered into a Share Transfer Agreement with a major shareholder of Wuxi to transfer 2.5% interest in Wuxi held by the Company to the major shareholder for a cash payment of RMB 500,000.  After this transfer, the Company continues to hold a 10% equity interest in Wuxi.

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

On March 20, 2008, Forlink invested $71,124 (500,000 RMB), through BFHX, in Shandong LongDong Internet Technologies Limited (“SDLD”), a PRC limited liability company, established on October 24, 2007, for a 5% equity interest.  SDLD, which commenced operations in December 2007, is in the business of providing e-commerce services. The purpose of this investment is to gain cash dividends from SDLD.

On October 8, 2010, the Company invested $151,213 (RMB 1,000,000), through BFHX, in Shanghai Shipping Freight Exchange Co., LTD (“SSFE”), a PRC limited liability company, established on October 8, 2010, for a 5% equity interest. On June 28, 2011, SSFE commenced operations. The Company has recorded the investment at cost because it does not have the ability to exercise significant influence over the investee.

NOTE 8 - OTHER PAYABLES AND ACCRUED EXPENSES

	September 30,	December 31,
	2011	2010

Other payables	$97,991	$196,412
Accrued salaries & wages	166,371	173,906

	$264,362	$370,318

Other payables include rental payable and utilities payable.

NOTE 9 – NON-CONTROLLING INTEREST

The non-controlling interest balance of $64,750 represents equity value held by minority shareholders of NNBCE.

NOTE 10 - INCOME TAX

According to the relevant PRC tax rules and regulations, FTCL, which is recognized as a New Technology Enterprise operating within a New and High Technology Development Zone, is entitled to an Enterprise Income Tax (“EIT”) rate of 15%.

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and State Tax Bureau respectively, FTCL was fully exempted from EIT for fiscal years 1999, 2000, 2001, and 2002. FTCL received a 50% EIT reduction at the rate of 7.5% for fiscal years 2003, 2004 and 2005.  As of September 30, 2011, FTCL was entitled to an EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX was fully exempted from EIT for fiscal years 2004, 2005, and 2006.  As of September 30, 2011, BFHX was entitled to an EIT rate of 25%.

Hong Kong profits tax is calculated at 16.5% on the estimated assessable profits of FTHK for the period. The EIT rate for FTCD, FTGX, and NNBCE is 25%.  No provision for EIT and Hong Kong profits tax were made for FTCL, FTCD, FTGX, NNBCE, and FTHK as they have not gained taxable income for the periods.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”).  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in ASC 740, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements.  Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions.  The Company classified all interest and penalties related to tax uncertainties as income tax expense.  The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest, and penalties which relate to tax years still subject to review by taxing authorities.  Audit periods remain open for review until the statute of limitations has passed.  The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes.  Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period.  As of September 30, 2011, the Company does not have any liability for uncertain tax positions.  The adoption of FIN 48 did not have a material impact on the Company’s results operations, financial position, or liquidity.

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

As part of the PRC government’s policy of encouraging software development in the PRC, companies that fulfill certain criteria set by the relevant authorities, and which develop their own software products and have the software products registered with the relevant authorities in the PRC, are entitled to a refund of VAT equivalent to the excess of over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales). The excess portion of the VAT is refundable and is recorded by the Company on an accrual basis.  The VAT rebate included in other income was $151 and $13,123 for the three months ended September 30, 2011 and 2010, respectively.

NOTE 12– COMPREHENSIVE INCOME/(LOSS)

The components of comprehensive income/(loss) were as follows:

	Nine Months Ended September 30,
	2011	2010

Net profit/(loss)	$(423,435)	$(672,793)
Foreign currency translation adjustment	244,165	92,862
Comprehensive income/(loss)	$(179,270)	$(579,931)

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

The following table summarizes the activity on stock options under the 2002 Plan:

	Number of shares		Weighted average exercise price

Granted on September 7, 2004	3,315,000		$0.10
Exercised	(15,000)		$(0.10)
Forfeited or Cancelled	0		$0.00
Outstanding at December 31, 2004	3,300,000		$0.10
Exercised	(136,500)		$(0.10)
Forfeited or Cancelled	(132,500)		$(0.10)
Outstanding at December 31, 2005	3,031,000		$0.10
Exercised	0		$0.00
Forfeited or Cancelled	(1,734,000)		$(0.10)
Outstanding at December 31, 2006	1,297,000		$0.10
Exercised	(897,000)		$(0.10)
Forfeited or Cancelled	0		$0.00
Outstanding at December 31, 2007	400,000		$0.10
Exercised	(200,000	) 0	$0.00
Forfeited or Cancelled	(200,000)		$0.00
Outstanding at December 31, 2008	0		$0.00
Exercised	0		$0.00
Forfeited or Cancelled	0		$0.00
Outstanding at September 30, 2011	0		$0.00
Fully vested and exercisable at September 30, 2011	0		$0.00

On September 7, 2004, 3,315,000 options were granted to the Company’s employees to purchase the Company’s shares of common stock, $0.001 par value, at an exercise price of $0.10 per share.  Of the 3,315,000 options, 800,000 options with a 5-year vesting period were granted to an employee, and 2,515,000 options with a 3-year vesting period were granted to selected employees.  Of the 2,515,000 options with the 3-year vesting period, 2,385,000 options were to expire on December 30, 2006 (the “December 2006 Options”), while the remaining 130,000 options expired on June 30, 2007 (the “June 2007 Options”).  The expiration date for 800,000 options with the 5-year vesting period is June 30, 2009 (the “June 2009 Options”).  On September 7, 2004, January 1, 2005, January 1, 2006 and January 1, 2007, 854,500 (the “December 2006 Options”), 904,500, 1,156,000 (400,000 of “June 2009 Options”; 130,000 of “June 2007 Options”; and 626,000 of “December 2006 Options”) and 200,000 (the “June 2009 Options”) options were vested to employees respectively.  The market price of the stock as of September 7, 2004 and January 1, 2005 was $0.10 per share.  In December 2006, the Company extended the expiration date of the December 2006 Options by one month to the end of January 2007, but there was no additional compensation expense as the Company considered the amount to be immaterial.  On January 29, 2007, 367,000 options of the “December 2006 Options” and 400,000 of the “June 2009 options” were exercised.  On July 6, 2007, 130,000 options of the “June 2007 Options” were exercised. On July 15, 2008, 200,000 options of “June 2009 Options” were exercised.

The following table summarizes the cumulative activities up to September 30, 2011 of the options issued under the 2002 Plan with different expiration dates:

	Granted	Exercised	Forfeited or Cancelled	Outstanding at September 30, 2011
December 2006 Options	2,385,000	518,500	1,866,500	0
June 2007 Options	130,000	130,000	0	0
June 2009 Options	800,000	600,000	200,000	0
	3,315,000	1,248,500	2,066,500	0

The weighted average fair value of the December 2006 Options, the June 2007 Options and the June 2009 Options granted on the date of grant, were $0.042, $0.046, and $0.058 per option, respectively.  At December 31, 2007, all future compensation expenses were recognized.

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

	The Value of Options
	December 2006 Options	June 2007 Options	June 2009 Options

Risk-free interest rate	2.17%	2.28%	2.66%
Expected lives (in years)	1.167	1.417	2.417
Dividend yield	0%	0%	0%
Expected volatility	100%	100%	100%

NOTE 14 - CONCENTRATION OF CUSTOMERS

During the periods indicated below, the following customers accounted for more than 10% of total sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales derived from:
Customer A	329,243	318,389	1,048,900	825,171
Customer B	158,001	*	474,002	*
Customer C	*	*	*	*
Customer D	17,881	*	83,741	*
Customer E	59,618	157,682	334,527	210,242

% to total net sales from:
Customer A	25%	28%	58%	37%
Customer B	12%	*	26%	*
Customer C	*	*	*	*
Customer D	1%	*	5%	*
Customer E	4%	14%	19%	10%

Account receivable from:
Customer A			51,490	*
Customer B			2,222,851	1,816,442
Customer C			269,359	*
Customer D			*	*
Customer E			103,758	*

% to total accounts receivable from:
Customer A			1%	*
Customer B			51%	59%
Customer C			6%	*
Customer D			*	*
Customer E			2%	*

* less than 10%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Revenues

Our business includes Forlink’s “For-series” brand software system sales such as ForOSS, ForRMS, For-Mail, and their copyright licensing, and “For-series” related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

	Three Months Ended September 30,
	2011	2010

Sales of For-series software	$1,224,456	$1,102,396
as a percentage of net sales	100%	97%

For-series related system integration	$3,571	$38,572
as a percentage of net sales	0%	3%

As indicated in the foregoing table, sales of For-series software increased by approximately 11% to $1,224,456 in the third quarter of 2011 from $1,102,396 in the comparable quarter of 2010. For-series related system integration as a percentage of net sales decreased from $38,572 or 3% in the comparable quarter of 2010 to $3,571 or 0.003% in the third quarter of 2011. The gross margins for the three months ended September 30, 2011 and 2010 were 72% and 39%, respectively.

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

Cost of Revenue

Our cost of revenue includes hardware costs, software-related costs, and compensation and travel expenses for the professionals involved in the relevant projects.  Hardware costs consist primarily of third party hardware costs. We recognize hardware costs in full upon delivery of the hardware to our customers. Software-related costs consist primarily of packaging and written manual expenses for our proprietary software products and software license fees paid to third-party software providers for the right to sublicense their products to our customers as part of our solutions offerings. The costs associated with designing and modifying our proprietary software are classified as research and development expenses as such costs are incurred.

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

Taxes

According to the relevant PRC tax rules and regulations, FTCL is recognized as New Technology Enterprises operating within a New and High Technology Development Zone and is entitled to an Enterprise Income Tax (“EIT”) rate of 15%.

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and the State Tax Bureau respectively, FTCL received full exemption from EIT for fiscal years 1999 through 2002, and a 50% EIT reduction at the rate of 7.5% for fiscal years 2003 through 2005.  As of September 30, 2011, FTCL was entitled to an EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX received full exemption from EIT for fiscal years 2004 through 2006. As of September 30, 2011, BFHX was entitled to an EIT rate of 25%.

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

Foreign Exchange

Our functional currency is the U.S. Dollar (“US$”), and our financial records are maintained and financial statements prepared in US$.  The functional currency of FTHK is the Hong Kong Dollar (“HK$”) and the financial records are maintained and the financial statements prepared in HK$.  The functional currency of Slait, FTCL, BFHX and FTCD is the Renminbi (“RMB”), and their financial records are maintained and the financial statements are prepared in RMB.

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

Exchange rates among US$, HK$ and RMB had minimal fluctuations during the periods presented.  The applicable rates as of September 30, 2011 and weighted average rates for the three months ended September 30, 2011 appear below in the following table:

September 30, 2011
Applicable Rates	$1 US = 7.791 HK	1 US = 6.385 RMB
Weighted Average Rates : Three Months Ended September 30, 2011	$1 US = 7.786 HK	1 US = 6.441 RMB

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

Revenue Recognition

We generally provide services under multiple element arrangements, which include software license fees, hardware and software sales, and provision of system integration services including consulting, implementation, and software maintenance.  We evaluate revenue recognition on a contract-by-contract basis as the terms of each arrangement vary.  The evaluation of the contractual arrangements often requires judgments and estimates that affect the timing of revenue recognized in the statements of operations.  Specifically, we may be required to make judgments about:

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

Revenue from non-software, multiple-element arrangements is recognized in accordance with ASC 605-25, “Revenue Arrangements with Multiple Deliverables.” Under ASC 605-25, the Company recognizes revenue from the multiple-deliverables which has value to the customer on a stand-alone basis.  Deliverables in an arrangement that do not meet the separation criteria in ASC 605-25 are treated as one unit of accounting for purposes of revenue recognition.

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

For hardware transactions where software is incidental, the Company does not apply separate accounting guidance to the hardware and software elements.  The Company applies the provisions of ASC 985-605-15. Per ASC 985-605-15, if the software is considered not essential to the functionality of the hardware, then the hardware is not considered “software-related” and is excluded from the scope of ASC 985-605-15. Such sale of computer hardware is recognized as revenue on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed.

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

Consolidated Results of Operations for the Three Months Ended September 30, 2011 and 2010.

The following table sets forth the results of our operations for the periods indicated:

	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010
Net Sales	$1,228,027	$1,140,968
Cost of Sales	(344,568)	(697,988)
Gross Profit	883,459	442,980
Selling Expenses	(197,029)	(184,797)
Research and Development Expenses	(109,794)	(212,017)
General and Administrative Expenses	(335,519)	(271,017)
Operating Profit (Loss)	241,117	(224,851)
Other Income	151	13,123
Net Profit (Loss)	241,386	(226,730)
Gain/Loss Per Share	0.05	(0.05)
Basic Weighted Average Shares Outstanding	4,651,173	4,651,173
Diluted Weighted Average Shares Outstanding	4,651,173	4,651,173

Net Sales

For the three-month period ended September 30, 2011, our revenue was $1,228,027, an increase of approximately 8% from our revenue of $1,140,968 for the comparable period in 2010. The increase was mainly due to an increase in software sales, which increase in sales was due to a stronger macro-economy in China and increased economic development of our customers, which allows larger budgets for our products and, thus, increased demand.  Normally system integration sales were accompanied with our software sales and based on our customers’ needs. System integration sales have a lower profit margin than software sales.

Cost of Sales

Our cost of sales was $344,568 for the three-month period ended September 30, 2011, compared with $697,988 for the same period in 2010. The decrease was in line with the decrease in our depreciation in equipment.

Gross Profit

For the three-month period ended September 30, 2011, gross profit was $883,459, representing an increase of 99% from $442,980 for the comparable period in 2010. This increase was in line with an increase in increased software sales and a decreased cost of sales during the quarter.

Operating Expenses

Total operating expenses were $642,342 for the three-month period ended September 30, 2011, as compared to $667,831 for the comparable period in 2010, representing a decrease of 4%. The decrease in operating expenses was mainly attributable to decreases in research and administrative expenses during the period.

Selling expenses were $197,029 for the three-month period ended September 30, 2011, representing an increase of 7% from $184,797 for the comparable period in 2010. This increase was primarily due to our increased sales efforts to market our ASP (Application Service Provider) services “For-online,” our IT outsourcing services, as well as our EAI (Enterprise Application Integration) services “For-eMarket,” “ForCRM” and “ForOA.”

Research and development expenses were $109,794 for the three-month period ended September 30, 2011, compared with $212,017 for the same period in 2010. We were able to reduce our research and development expenses by cutting down on our communication expenses, such as the internet trusteeship management fee for telecom providers, during the third quarter in 2011.

General and administrative expenses were $335,519 for the three-month period ended September 30, 2011, as compared to $271,017 for the same period in 2010, an increase of 24%. The increase was primarily due to the effect of exchange rate changes totaling $53,777 caused by Forlink Technologies Co. Ltd. paying dividends to the Company in the third quarter in 2010, which reduced general and administrative expenses for the comparable period.

Operating Profit (Loss)

We recorded an operating profit $241,117 for the three-month period ended September 30, 2011 compared to an operating loss of $224,851 for the three-month period ended September 30, 2010. The increase in operating profit during the third quarter of fiscal 2011 was due to our increased net sales and decreased cost of sales during the three-month period ended September 30, 2011.

Other Income

Our other income is mainly derived from a value added tax (“VAT”) refund associated with our software product sales.  Software sales in China are subject to a 17% VAT.  However, companies that develop their own software and have the software registered are generally entitled to a refund of the VAT.  If the net amount of the VAT payable exceeds 3% of software product sales, then the excess portion of the VAT is refundable to us upon our application to tax authority.  This policy is effective through 2011. Our other income was $151 for the three-month period ended September 30, 2011, as compared to $13,123 for the same period in 2010, representing a decrease of 99% in other income.  The significant decrease was the result of a decrease in VAT refunds that we received from software product sales.

Consolidated Results of Operations for the Nine Months Ended September 30, 2011 and 2010.

The following table sets forth the results of our operations for the periods indicated:

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
Net Sales	$3,022,423	$2,259,707
Cost of Sales	(1,318,727)	(1,375,686)
Gross Profit	1,703,696	884,021
Selling Expenses	(729,484)	(641,152)
Research and Development Expenses	(507,838)	(590,381)
General and Administrative Expenses	(909,917)	(960,694)
Operating Profit (Loss)	(438,543)	(1,308,206)
Other Income	25,423	646,926
Net Profit (Loss)	(423,435)	(672,793)
Gain/Loss Per Share	(0.09)	(0.14)
Basic Weighted Average Shares Outstanding	4,651,173	4,651,173
Diluted Weighted Average Shares Outstanding	4,651,173	4,651,173

Net Sales

For the nine-month period ended September 30, 2011, our revenue was $3,022,423, an increase of 34% from our revenue of $2,259,707 for the comparable period in 2010. The increase was mainly due to increased software sales. Our sales increased for the nine-month period ended September 30, 2011 compared to the same period ended September 30, 2010 because of an increase in sales of For-series software, primarily due as a response to increased market demand, which in turn was due to a stronger macro-economy in China and increased economic development of our customers, which allows larger budgets for our products.

Cost of Sales

Our cost of sales was $1,318,727 in the nine-month period ended September 30, 2010, representing a decrease of 4% from $1,375,686 for the comparable period in 2010. The decrease in our cost of sales was in line with our cost control efforts. The projects for the nine-month period ended September 30, 2011 are mainly maintenance projects, which have lower costs than development projects for the comparable period in 2010.

Gross Profit

For the nine-month period ended September 30, 2011, gross profit was $1,703,696, representing an increase of 93% from $884,021 for the comparable period in 2010. This increase in our gross profit was in line with an increase in the sales of For-series software, which has a higher gross profit ratio than the related system integration sales.

Operating Expenses

Total operating expenses were $2,142,239 in the nine-month period ended September 30, 2011 compared with $2,192,227 for the nine-month period ended September 20, 2010, representing a decrease of 2%.  The decrease in operating expenses during the third quarter ended September 30, 2011 was mainly attributable to decreases in research and development expenses during the period.

Selling expenses were $729,484 in the nine-month period ended September 30, 2010, representing an increase of 14% from $641,152 for the comparable period in 2010. This increase was primarily due to a market promotion fee during the nine-month period ended September 30, 2011.

Research and development expenses were $507,838 in the nine-month period ended September 30, 2011 compared with $590,381 in the nine month period ended September 30, 2010, representing a decrease of 14%. The decrease in R&D expenses was due to termination of an internal project as part of our efforts to control costs.

General and administrative expenses were $904,917 in the nine-month period ended September 30, 2011 compared with $960,694 for the comparable period ended September 30, 2010, representing a decrease of 6%. The decrease was primarily due to a decrease in Capability Maturity Model Integration (“CMMI”) rating fees, which were higher in the comparable period in 2010. CMMI is a process improvement approach that helps improve our performance.

Operating Profit (Loss)

We recorded an operating loss of $438,543 for the nine-month period ended September 30, 2011, representing a decrease of 66% from an operating loss of $1,308,206 for the comparable period in 2010. The decrease in operating loss during the first nine months of fiscal 2011 was attributable to an increase in gross profit during the period.

Other Income

Our other income was $25,423 for the nine-month period ended September 30, 2011, representing a decrease of 96% as compared to $646,926 for the comparable period in 2010. The decrease was due to a decrease in VAT refund we received during the nine-month period ended September 30, 2011.

Liquidity and Capital Resources

For the nine-month period ended September 30, 2011, we recorded a net loss of $423,435, or basic and diluted loss of $0.09 per share, compared to a net loss of $672,793, or basic and diluted loss of $0.14 per share, for the same period of 2010. Our capital requirements are primarily working capital requirements related to costs of hardware for network solution projects and costs associated with the expansion of our business. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to our hardware vendors are due.  However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements.  We have historically financed our working capital and other financing requirements through careful management of our billing cycle and, to a limited extent, bank loans.

Our accounts receivable balance at September 30, 2011 was $4,318,467, as compared to $3,778,529 at December 31, 2010. The increase of $697,617 was due to the accounts receivable from one of our major customers.

Our inventory position at the end of the third quarter of fiscal 2011 was $1,021,269, as compared to $633,998 at December 31, 2010. This increase was mainly due to an increase in the number of projects that were not completed at the end of the quarter and remain work-in-progress (WIP).

We ended the third quarter of fiscal 2011 with a cash position of $1,494,513. We had a negative operating cash flow of $2,181,372, primarily due to a net loss of $423,435 for the nine-month period ended September 30, 2011.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we had not entered into any off-balance sheet arrangements with any individuals or entities.

Contractual Obligations

As of September 30, 2011, we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

Date	Rent Payment Due
October 1, 2011 to September 30, 2012	$430,902
October 1, 2012 to September 30, 2013	$413,531

Related Party Transactions

The Company, from time to time, borrowed money from and made repayment to two major stockholders, Mr. Lam Hongkeung and Mr. Yi He who both are also management members and directors of the Company. The amounts due to the two stockholders do not bear any interest and do not have clearly defined terms of repayment.

As of September 30, 2011 and December 31, 2010, the amounts due to the two stockholders were $153,231 and $524,668, respectively, representing advances from stockholders for our working capital.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated our disclosure controls and procedures and internal control over financial reporting.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our CEO and CFO concluded that as of September 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FORLINK SOFTWARE CORPORATION, INC.

Date: November 10, 2011	By:	/s/ Yi He
Yi He
Chief Executive Officer
(Authorized Officer)

Date: November 10, 2011	By:	/s/ Hongkeung Lam
Hongkeung Lam
Chief Financial and Accounting Officer
(Principal Financial Officer)