Form 10-K
period 2011-12-31
FORLINK SOFTWARE CORP INC
filed 2012-03-28
CIK 866458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number 000-18731

FORLINK SOFTWARE CORPORATION, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0398666 (I.R.S. Employer Identification No.)

9F Shenzhou Mansion, No. 31 ZhongGuanCun South Road Haidian District, Beijing, P.R. China (Address of principal executive offices)	N/A (Zip Code)

(0086) 10 6811 8866 (Registrant’s telephone number, including area code)

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2011 was $1,395,352, based on a closing price of our common stock as reported by the OTC Bulletin Board of $0.30.

The number of shares of the registrant's common stock, $.001 par value, outstanding on March 23, 2012 was 4,651,173 shares.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2011

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION

Readers of this Annual Report on Form 10-K (“Form 10-K”) are advised that this document may contain statements of historical facts and forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. Examples of forward-looking statements include, but are not limited to, (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure, and other financial items, (ii) statements of the plans and objectives of the Company or our management or board of directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors, or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or our business.

This cautionary note should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company. Forward-looking statements are beyond our ability to control, and, in many cases, we cannot predict what factors will cause results to differ materially from those indicated by forward-looking statements. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, or unanticipated events or circumstances after the date of this report.

PART I

Item 1.      Business

Overview

Forlink Software Corporation, Inc. (the “Company” or the “Registrant” or “Forlink” or “we” or “us”) provides e-business application solutions and IT outsourcing services in the People’s Republic of China (the “PRC” or “China”) through our subsidiaries. We offer clients business information management consulting and planning, application software design, agency and integrated application services for third party software, and other online application services. We also offer the “For”-series of software products.

Our clients are mainly in the telecom and logistics industries or are government agencies.

We have also invested in companies in the logistics, finance, and information technology (IT) industries. The application platforms used by these companies are supported by our integrated application systems, software, and IT outsourcing services.

We are headquartered in Beijing, China and have a branch office in Chengdu, China. Our research and development center is also located in Chengdu.

Company History

We are a Nevada corporation originally incorporated in 1986 as Why Not?, Inc. in Utah. In 1993, we reorganized in Nevada. From 1996 until 1999, we were an unfunded venture in search of a suitable business acquisition or business combination. In 1999, we began our current operations with the acquisition of our major operating subsidiary, Forlink Technologies Co. Ltd. (“FTCL”).

Organization and Subsidiaries

FTCL is an indirect wholly owned subsidiary of the Company, and is our major operating subsidiary located in China. FTCL provides computer software consultancy and engineering services, develops and sells computer software, and sells computer hardware

We have 2 wholly owned subsidiaries, Forlink Technologies (Hong Kong) Limited (“FTHK”) and Beijing Forlink Hua Xin Technology Co. Ltd. (“BFHX”).

FTHK was formed in 2003 in Hong Kong as a limited liability company and serves as a holding company. Because of Hong Kong’s favorable business environment, we can simplify and speed up investment transactions through this subsidiary. FTHK directly imports from overseas companies certain hardware needed for product integration, which allows us to improve our hardware pass-through profit margin.

BFHX was formed in 2003 in the PRC as a limited liability company. Through BFHX, we conduct our telecom value-added services and application integration services for government organizations in China. Our CEO, Mr. Yi He, and FTCL’s administration manager, Mr. Wei Li, are the nominee owners of BFHX, and, as such, hold 70% and 30%, respectively, of the fully paid up capital of BFHX on behalf of the Company as the primary beneficiary. BFHX is considered a Variable Interest Entity (“VIE”), and, because we are the primary beneficiary, our consolidated financial statements include BFHX. Upon our request, Mr. Yi He and Mr. Wei Li are required to transfer their ownership in BFHX to us or our designee at any time for the amount of the fully paid registered capital of BFHX.

Following is a diagram illustrating our entire corporate structure:

Forlink Software Corporation, Inc. ("The Company")
100%
100%
Beijing Forlink Hua Xin Technologies Co., Ltd ("BFHX")
Forlink Technologies (Hong Kong) Ltd ("FTHK")
13.46%
5%
100%
100%
25%
10%
5%
17.8%
100%
China Liquid Chemical Exchange Co., Ltd ("CLCE")
Shandong LongDing Peanut Internet Technologies Ltd ("SLDP")
Forlink Technologies (Guangxi) Ltd ("FTGX")
Forlink Technologies Co. Ltd ("FTCL")
Wuxi Stainless Steel Exchange Co., Ltd ("Wuxi")
10%
All China Logistics Online Co., Ltd
Forlink Technologies (Chengdu) Ltd ("FTCD")
80%
10%
25%
30%
Nanning Bulk Commodities Exchange Corporation Ltd ("NNBCE")
Ningbo Bulk Commodities Exchange Co., Ltd ("NBBCE")
Shanghai Shipping Freight Exchange Co.,Ltd ("SSFE")
Subsidiaries
Investments

Recent Major Business Developments

On February 8, 2010, we transferred all of our ownership interests in FTCL to BFHX in exchange for FTCL’s 100% fully paid up capital. As a result, FTCL is no longer our direct subsidiary, but BFHX’s wholly owned direct subsidiary.

On August 20, 2010, we sold our 22.73% ownership interests in Guangxi Caexpo International Trade and Logistics Co., Ltd. (“Guangxi Caexpo”), a PRC limited liability company, to Guangxi Sanqi Investment Co., Ltd in exchange for Guangxi Caexpo’s 22.73% fully paid up capital and cash consideration of $3,024,355 (RMB 20,000,000).

On October 8, 2010, we, through BFHX, invested $151,213 (RMB 1,000,000) in Shanghai Shipping Freight Exchange Co., LTD (“SSFE”), a PRC limited liability company, for a 5% equity interest.

Employees

We have 177 employees, all of whom are full-time. Approximately 123 of these employees are software and information technology specialists engaged in R&D, maintenance and support activities. The remaining employees are sales, marketing, and administrative personnel.

Products and Solutions

Our application solutions are developed on Enterprise Application Integration (EAI) platforms. Our product offerings include:

•	For-EAI: For-EAI is an e-business application integration platform based on service-oriented architecture (SOA), including basic components (SSO, workflow, etc.), product components (For-Mail, ForCRM, ForOA, etc.), and mobile-commerce application technologies. All of our industry application solutions are developed on For-EAI.

•	For-Online: For-Online is a SaaS operating platform designed to deliver application services over the internet. The applications that can be delivered over the internet include many of our flagship products such as ForOA and ForCRM.

•	For-eMarket: This is a Forlink bulk stock electronic transaction system and is an online exchange system designed to facilitate the matching of vendors and sellers on an electronic trading market.

•	ForOSS: The Forlink Operation Support System is our solution for Business & Operation Support Systems (BSS/OSS) for e-business carriers and telecom carriers, and consists of software products designed to support existing and expanding business operations for these companies. ForOSS supports billing, customer care, customer relation management, accounting, decision support, and other internal functionalities.

We released For-eTrade V1.0 and For-WMS V2.0 in January 2011 and SMS Gateway Management Platform V2.0 in November 2011. For-eTrade is an exchange market management platform based on For-eMarket, which is designed for spot exchange market. For-WMS is a subsidiary system of For-Online, which meets the needs of existing storage system software market as the core products and logistics solutions, reduces warehouse management project development costs, and reduces project delivery time. SMS Gateway Management Platform is an application integration management platform for exchanging SMS in different telecom system providers.

Distribution Methods of our Products and Services

We primarily sell our products and services directly to our customers. We utilize distribution partners to sell For-Online, but this distribution method accounts for a small portion of our overall sales method.

Research and Development

We are committed to continually research, design, and develop information technology solutions and software products that meet the needs of our customers. We established our Chengdu R&D center in February 1998. We have 51 employees at this R&D center. Our R&D expenses in 2011 and 2010 were $724,014 and $743,845, respectively.

Market Opportunities

Based on market research and industry insights, we believe our major markets include the following: industry application integration; industry SaaS (software-as-a-Service); and mobile-commerce applications. We have entered these markets but believe we are in the early stages of taking advantage of the opportunities these markets present to our business.

Our Strategy

Our business objective is to become a leading e-business application solutions and online application services provider in China. Our operating strategy is to use shared core technologies and management systems to identify potential clients, and, through consistent long-term technology supports, build tight strategic partnerships with our clients.

The key aspects of our strategy include the following:

•	Establish a unified and standard software engineering and project management system to provide assurance for designing high-quality software products and services. As an important milestone, we have achieved Level 3 (Managed Level of Software Process Maturity) of Capability Maturity Model® Integration (CMMI), which was certified by the Software Engineering Institution.

•	Establish a unified e-business application platform and online services platform. We provide support for e-business application technologies and platforms in different industries, and strive to make available to our clients’ high-quality IT outsourcing services that are cost-effective. To that end, we have made gradual improvements to the power and reliability of our For-Online platform since 2004, culminating with the launch in August 2007 of For-Online 4.0.

•	Participate in our clients’ e-business application operations to become their strategic partner. We have invested in several companies in the logistics, finance, and IT industries, whose application platforms are supported by our integrated application systems, software, and IT outsourcing services.

Competitive Strengths

•	Professional Software Development and Services System. Our professional software development and services system has substantially strengthened our competitive advantages by ensuring that we are in compliance with all relevant international standards and regulations for business. We passed the ISO9001:2000 international quality assurance system certification and the CMMI Level 3 certification certifying that our software development and services system is in compliance with international standards. We also passed system integration Level 2 certification.

•	18 Years of Experience in Industry Applications with Proven Solutions and Products. We have developed core application software products based on standardized application integration technologies. Our customers, strategic partners, and suppliers recognize Forlink as a dependable provider of high quality services, solutions, and products, and frequently recommend us to their business contacts.

•	Established Customer Relationships. Because of our successful track record, we have established relationships with leading companies in telecom, logistic, finance, government, and other industry verticals in China. Our in-depth understanding of their requirements allows us to successfully deliver customized solutions. Moreover, we have strong customer service and R&D teams based in China, which allow us to respond quickly and efficiently to our clients’ needs.

•	A Strong and Stable Management Team. The current management team has been with Forlink since we commenced business and includes pioneers of enterprise application integration (EAI) technologies in China. The backgrounds of these individuals offer a breadth of knowledge and experience that covers all aspects relating to the control and development of EAI systems. Beyond expertise in the field, their close working relationships with major long-term clients demonstrate a proven ability to sustain and cultivate a successful business.

Strategic Partners

Strategic partnerships are an essential element of our business model. At this time, we have three types of partners that contribute to the continuing success of our business.

•	Technology Development Partners. These partners provide technology (through licensing or other arrangements) for our solutions or for joint development. Our major technology development partners include HP, Oracle, BEA, IONA, Redhat, and Redflag-linux.

•	Marketing and Product Partners. These partners provide products and/or technology that are bundled with our solutions and products for marketing purposes. Our marketing and product partners include HP, Intel, IBM, Oracle, Lenovo, and Digital China.

•	Distribution Partners. These partners distribute our solutions and products to our customers. Our current distribution partner is Beijing Federal.

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

The State Council of the PRC promulgated the Regulations on the Protection of Computer Software (the “Software Protection Regulations”) in December 2001, which became effective in January 2002. The Software Protection Regulations were promulgated, among other things, to protect the copyright of computer software in China. According to the Software Protection Regulations, computer software that is independently developed and exists in a physical form or is attached to physical goods will be protected. Such protection, however, does not apply to ideas, mathematical concepts, processing, and operation methods used in the development of software solutions.

Under the Software Protection Regulations, PRC citizens, legal persons, and organizations enjoy copyright protection over computer software they have developed regardless of whether the software has been published. Other developers may enjoy PRC copyright protection over computer software they have developed if such computer software was first distributed in China, or in accordance with a bilateral agreement between China and the developer’s country of citizenship or residence, or in accordance with an international treaty to which China is a party.

Under the Software Protection Regulations, owners of software copyright protection enjoy rights of publication, authorship, modification, duplication, issuance, lease, transmission on the information network, translation, licensing, and transfer. Software copyright protection takes effect on the day of completion of the software’s development.

For software developed by legal persons and other organizations, software protection extends until December 31 of the 15th year from the date the software solution was first published. The Software Protection Regulations, however, will not protect the software unless it is published within 50 years of the completion of its development. Licensing agreements may allow others to exploit the software copyright, but exclusive licenses must be in writing. A written contract is also required to transfer any software copyright.

Civil remedies available under the Software Protection Regulations against infringements of copyright include cessation of the infringement and elimination of its effects, an apology, and compensation for losses. The administrative department of copyright may order the infringer of a software copyright to stop all infringing acts, confiscate illegal gains, confiscate and destroy infringing copies, and impose a fine on the infringer under certain circumstances. Disputes regarding infringements of software copyright may be settled through mediation, arbitration, or the PRC courts directly.

Dependence on Major Customers

For the year ended December 31, 2011, approximately 42% of our total net revenues were generated by two customers, Beijing Mobile Communication Company and HP Co., Ltd. The loss of any or both of these customers could have a material adverse effect on our business.

During the year ended December 31, 2011, sales to Beijing Mobile totaled $1,060,918, which accounted for 32% of our total revenue for the period. Since 1998, we have been developing and maintaining Beijing Mobile’s BOSS. BOSS is an integrated software platform, and it is developed in stages to accommodate the carrier’s increasing subscribers and service offerings. We completed phase one in 2002, phrase two in 2006, and phrase three in 2007. We continue to maintain these 3 phases.

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

We have been issued 61 patents in the PRC that are currently in force. The normal expiration dates of our issued patents in the PRC range from 2026 to 2030. We also have 2 patent applications submitted for review and approval. It is possible that we will not receive patents for these applications or those that we plan to file in the future. Additionally, our issued patents may not adequately protect our technology from infringement or prevent others from claiming that our products infringe the patents of those third parties. Our failure to protect our intellectual property could materially harm our business. Furthermore, our competitors may independently develop similar or superior technology, duplicate our products, or design around our patents. It is possible that litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could materially harm our business.

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

Item 1A.      Risk Factors

In addition to the other information in this Form 10-K, the following factors should be considered in evaluating our business and our future prospects:

POLITICAL AND ECONOMIC POLICIES OF THE CHINESE GOVERNMENT COULD AFFECT OUR INDUSTRY IN GENERAL AND OUR COMPETITIVE POSITION IN PARTICULAR

Since the establishment of the People's Republic of China in 1949, the Communist Party has been the governing political party in the PRC. The highest bodies of leadership are the Politburo of the Communist Party, the Central Committee, and the National People's Congress. The State Council, which is the highest institution of government administration, reports to the National People's Congress and has under its supervision various commissions, agencies, and ministries, including The Ministry of Information Industry and the telecommunications regulatory body of the Chinese government. Since the late 1970s, the Chinese government has been reforming the Chinese economic system. Although we believe that economic reforms and the macroeconomic measures adopted by the Chinese government have had and will continue to have a positive effect on economic development in China, there can be no assurance that the economic reform strategy will not from time to time be modified or revised. Such modifications or revisions, if any, could have a material adverse effect on the overall economic growth of China and investment in the internet and telecommunications industries in China. Such developments could reduce, perhaps significantly, the demand for our products and services. There is no guarantee that the Chinese government will not impose other economic or regulatory controls that would have a material adverse effect on our business. Furthermore, changes in political, economic, and social conditions in China, adjustments in policies of the Chinese government, or changes in laws and regulations could affect our industry in general and our competitive position in particular.

THE GROWTH OF OUR BUSINESS IS DEPENDENT ON GOVERNMENT TELECOMMUNICATIONS INFRASTRUCTURE AND BUDGETARY POLICY, PARTICULARLY THE ALLOCATION OF FUNDS TO SUSTAIN THE GROWTH OF THE TELECOMMUNICATIONS INDUSTRY IN CHINA

Virtually all of our large customers are directly or indirectly owned or controlled by the government of China. Accordingly, their business strategies, capital expenditure budgets, and spending plans are largely decided in accordance with government policies, which, in turn, are determined on a centralized basis at the highest level by the National Development and Reform Commission of China. As a result, the growth of our business is heavily dependent on government policies for telecommunications and internet infrastructure. Insufficient government allocation of funds to sustain the growth of China's telecommunications industries in the future could reduce the demand for our products and services and have a material adverse effect on our ability to grow our business.

CURRENCY EXCHANGE RATE RISK DUE TO FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN U.S. DOLLARS AND RENMINBI

The functional currency of our operations is Renminbi (“RMB”), and our financial statements are expressed in U.S. dollars (“USD”). As a result, we are subject to the effects of exchange rate fluctuations between these currencies. In July 2005, the Chinese government announced that it would no longer peg its currency exclusively to USD but instead would switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies determined by the People’s Bank of China. The exchange rate of RMB to USD changed from RMB 8.28 to RMB 7.82 in late December 2006. Any future devaluation of the RMB against the USD may have an adverse effect on our reported net income. As our operations are conducted in the PRC, substantially all our revenues, expenses, assets, and liabilities are denominated in RMB. In general, our exposure to foreign exchange risks should be limited. The value in our shares, however, may be affected by the foreign exchange rate between the USD and the RMB because the value of our business is effectively denominated in RMB while our shares are traded in USD. Furthermore, a decline in the value of RMB could reduce the USD equivalent of the value of the earnings from, and our investment in, our subsidiaries in the PRC, while an increase in the value of the RMB may require us to exchange more USD into RMB to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the USD will also reduce the value of the cash we hold in USD, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in RMB and USD when we believe such adjustments will reduce risks.

GENERAL RISK OF FINANCING

In order for the Company to meet its continuing cash requirements and to successfully implement its growth strategy, we will need to rely on increased future revenues or will require additional financing. In the event additional financing is required, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

RISK OF SLOW CHINESE ECONOMIC RECOVERY

The Chinese economy is continuing the recovery from the recent global crisis in the financial services and credit markets, which resulted in significant volatility and dislocation in the global capital markets and particularly in China’s growth rate. The road to recovery remains uncertain and may be slow, and the impact of a slow economic recovery in China could result in slowing growth for China’s major telecommunications carriers, which are our major customers, as well as slowing growth for enterprises and government entities that buy our IT software products and services. Any such adverse conditions for our customers could reduce their demand for our software and services and therefore reduce our revenues.

Item 1B.     Unresolved Staff Comments

Not applicable.

Item 2. Properties

We have an office in Chengdu, PRC, which houses FTCD. The building is located at B-16B, Wangfujing Business Mansion, No.5 Huaxingzheng Street, Chengdu, Sichuan Province, PRC.

We rent office space of approximately 2,027 square meters that serves as our headquarters at 9/F Shenzhou Mansion, No. 31 Zhongguancun Street, Haidian District, Beijing, China. We have a renewable lease agreement for these premises until March 29, 2011. The total rent from March 30, 2011 to March 29, 2013 is $864,764 (RMB 5,539,680).

In addition, we have one regional field support office in Chengdu, PRC. The lease term for this office is as follow:

Name	Rent Period	Size (in m2)	Annual Rent
Chengdu R&D Center	11/22/2011 – 11/21/2012	602.59	$35,927 (RMB 248,400)

We believe that our current facilities occupied are adequate to meet our current operational needs.

Item 3.      Legal Proceedings

None.

Item 4.      Mine Safety Disclosures

Not applicable.

PART II

Item 5.      Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.001 per share, is quoted on the Over-the-Counter Bulletin Board system under the symbol “FLSW.” The following table sets forth the range of high and low bid prices for our common stock for each quarterly period indicated, as reported by the OTCBB. Quotations reflect inter-dealer prices without retail markup, markdown, or commissions, and may not represent actual trades.

Common Stock

Quarter Ended	High Bid	Low Bid

December 31, 2011	—	—
September 30, 2011	—	—
June 30, 2011	—	—
March 31, 2011	$0.00	$0.00

December 31, 2010	—	—
September 30, 2010	$0.14	$0.00
June 30, 2010	$0.35	$0.03
March 31, 2010	$0.25	$0.13

Holders

As of March 23, 2012, we have 486 stockholders of record.

Dividends

We have never paid cash dividends on our common stock and do not intend to do so in the foreseeable future. We retain any earnings for the operation and expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Please see the discussion in Item 12 titled “Equity Compensation Plan Information” below.

Item 6.      Selected Financial Data

Not applicable.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-K. Except for the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. Our actual results could differ materially from those discussed here. Except as required by law, we undertake no obligation to update any forward-looking statements for any reason. Please see the “Cautionary Note Regarding Forward-Looking Information” section above for more information regarding forward-looking statements.

Overview

We are a professional software development and technology service company. We are also a leading provider of industry e-business application solutions in China. Our main business is providing application development and maintenance services for companies in the telecom, logistics, and government industries. We are inputting our efforts to develop our new products and services on on-line trading platform, SaaS platform (For-Online), the internet of things (“IOT”) application solutions, and mobile business application solutions.

In addition to our core business, we believe that there are opportunities for us to expand into new areas and to grow our business not only internally but through acquisitions and investments. Please see the “Business” section above for more information about our operations and recent developments to our business.

Revenues

Our business includes the Forlink branded "For-"series software system sales such as ForOSS, ForRMS, and For-Mail and their copyright licensing, and For-series related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

	Year Ended December 31,
	2011	2010

Sales of For-series software	$3,287,638	$4,624,918
as a percentage of net sales	96%	92%

For-series related system integration	$120,927	$402,789
as a percentage of net sales	4%	8%

As indicated in the foregoing table, sales of For-series software as a percentage of net sales increased from 92% in 2010 to 96% in 2011 while sales of For-series related system integration as a percentage of net sales decreased from 8% in 2010 to 4% in 2011. The decrease in our sales of system integration was attributable to a decrease in customer sales contracts due to lower customer demand. Our strategy, however, is to increase software sales as such sales carry higher profit margins.

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

Costs of Revenue

Our costs of revenue include hardware costs, software-related costs, and compensation and travel expenses for the professionals involved with relevant projects. Hardware costs consist primarily of third-party hardware costs. We recognize hardware costs in full upon delivery of the hardware to our customers. Software-related costs consist primarily of packaging and written manual expenses for our proprietary software products and software license fees paid to third-party software providers for the right to sublicense their products to our customers as part of our solutions offerings. The costs associated with designing and modifying our proprietary software are classified as research and development expenses as such costs are incurred.

Operating Expenses

Operating expenses are comprised of selling expenses, research and development expenses, and general and administrative expenses.

Selling expenses include compensation expenses for employees in our sales and marketing departments, third party advertising expenses, and sales commissions and sales agency fees.

Research and development expenses relate to the development of new software and the modification of existing software. We expense such costs as they are incurred.

Taxes

According to relevant PRC tax rules and regulations, FTCL and BFHX, both of which are recognized as New Technology Enterprises operating within a New and High Technology Development Zone, are entitled to an Enterprise Income Tax (“EIT”) rate of 15%.

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and the State Tax Bureau respectively, FTCL received full exemption from the EIT for fiscal years 1999 through 2002 and a 50% EIT reduction at the rate of 7.5% for fiscal years 2003 through 2005. As of December, 31, 2011, FTCL was entitled to an EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX received full exemption from EIT for fiscal years 2004 through 2006. As of December 31, 2011, BFHX was entitled to an EIT rate of 25%.

The Hong Kong profits tax is calculated at 16.5% on the estimated assessable profits of FTHK. The EIT rates for FTCD and NNBCE are 25%. No provision for EIT and Hong Kong profits tax were made for FTCL, BFHX, FTCD, FTGX, NNBCE, and FTHK as they did not have taxable income during relevant periods.

Revenue from the sale of hardware procured in China together with the related system integration is subject to a 17% value added tax (“VAT”). But companies that develop their own software and have the software registered are generally entitled to a VAT refund. If the net amount of the VAT payable exceeds 3% of software sales, the excess portion of the VAT is refundable upon our application to the tax authority. This policy is effective until 2012. Changes in Chinese tax laws may adversely affect our future operations.

Foreign Exchange

Our functional currency is United States Dollars (“USD”), and our financial records are maintained, and the financial statements prepared, in USD. The functional currency of FTHK is Hong Kong Dollars (“HKD”), and the financial records are maintained, and the financial statements prepared, in HKD. The functional currency of FTCL, BFHX, FTGX, and FTCD is Renminbi (“RMB”), and the financial records are maintained, and the financial statements prepared, in RMB.

Foreign currency transactions during the year are translated into each company’s denominated currency at the exchange rates at the transaction dates. Gains and losses resulting from foreign currency transactions are included in the consolidated statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into each company’s denominated currency at year-end exchange rates. All exchange differences are dealt with in the consolidated statements of operations.

The financial statements of our operations based outside of the United States have been translated into USD in accordance with ASC 830. Management has determined that the functional currency for each of our foreign operations is its applicable local currency. When translating functional currency financial statements into USD, year-end exchange rates are applied to the consolidated balance sheets while average period rates are applied to consolidated statements of operations. Translation gains and losses are recorded in translation reserve as a component of stockholders’ equity.

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

The following table shows the exchange rates and the weighted average rates for the years ended December 31, 2011 and 2010:

		USD	HKD	RMB
Exchange rate as of December 31,	2011	1	7.80	6.30
	2010	1	7.82	6.61

Weighted average rates ruling for	2011	1	7.80	6.40
	2010	1	7.80	6.69

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. The preparation of those financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenues and cost of revenues under customer contracts, bad debts, income taxes, investment in affiliate, long-lived assets and goodwill. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

We recognize revenues in accordance with the provisions of ASC 985, “Software Revenue Recognition.” ASC 985 requires among other matters, that there be a signed contract evidencing an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

Software license revenue is recognized over the accounting periods contained in the terms of the relevant agreements, commencing upon the delivery of the software provided that (1) there is evidence of an arrangement, (2) the fee is fixed or determinable, and (3) collection of the fee is considered probable.

Revenue from non-software, multiple-element arrangements is recognized in accordance with ASC 605-25, “Revenue Arrangements with Multiple Deliverables.” Under ASC 605-25, we recognize revenue from the multiple-deliverables that has value to the customer on a stand-alone basis. Deliverables in an arrangement that do not meet the separation criteria in ASC 605-25 are treated as one unit of accounting for purposes of revenue recognition.

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

For hardware transactions where software is incidental, we do not apply separate accounting guidance to the hardware and software elements.  We apply the provisions of ASC 985-605-15. Per ASC 985-605-15, if the software is considered non-essential to the functionality of the hardware, then the hardware is not considered “software related” and is excluded from the scope of ASC 985-605-15. Such sale of computer hardware is recognized as revenue on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed.

Remote hosting services, where VSOE is based upon consistent pricing charged to customers based on volumes and performance requirements on a stand-alone basis and substantive renewal terms, are recognized ratably over the contract term as the services are performed. The remote hosting arrangements generally require the Company to perform one-time set-up activities and include a one-time set-up fee. This one-time set-up fee is generally paid by the customer at the time the contract is executed. We have determined that these set-up activities do not constitute a separate unit of accounting, and accordingly, the related set-up fees are recognized protractedly over the term of the contract.

We are considering the applicability of ASC 985-605-55, “Application of AICPA Statement of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” to the hosting services arrangements on a contract-by-contract basis. If we determine that the customer does not have the contractual right to take possession of our software at any time during the hosting period without significant penalty, ASC 985-605 would not apply to these contracts in accordance with ASC 985-605-55.

Income Taxes

We account for income taxes in accordance with ASC 740 “Accounting for Income Taxes.” Under ASC 740, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets not be realized.

In July 2006, the FASB ASC 740-10-25, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.”  This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in ASC 740, “Accounting for Income Taxes.” ASC 740-10-25 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification, and disclosure of these uncertain tax positions.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued an authoritative pronouncement on fair value measurement. The guidance is the result of joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework. The guidance is largely consistent with existing fair value measurement principles in GAAP. The guidance expands the existing disclosure requirements for fair value measurements and makes other amendments, mainly including:

•	Highest-and-best-use and valuation-premise concepts for nonfinancial assets—the guidance indicates that the highest-and-best-use and valuation-premise concepts only apply to measuring the fair value of nonfinancial assets.

•	Application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk—the guidance permits an exception to fair value measurement principles for financial assets and financial liabilities (and derivatives) with offsetting positions in market risks or counterparty credit risk when several criteria are met. When the criteria are met, an entity can measure the fair value of the net risk position.

•	Premiums or discounts in fair value measure—the guidance provides that premiums or discounts that reflect size as a characteristic of the reporting entity’s holding (specifically, a blockage factor that adjusts the quoted price of an asset or a liability because the market’s normal daily trading volume is not sufficient to absorb the quantity held by the entity) rather than as a characteristic of the asset or liability (for example, a control premium when measuring the fair value of a controlling interest) are not permitted in a fair value measurement.

•	Fair value of an instrument classified in a reporting entity’s stockholders’ equity—the guidance prescribes a model for measuring the fair value of an instrument classified in stockholders’ equity; this model is consistent with the guidance on measuring the fair value of liabilities.

•	Disclosures about fair value measurements—the guidance expands disclosure requirements, particularly for Level 3 inputs. Required disclosures include:

(i)	For fair value measurements categorized in Level 3 of the fair value hierarchy: (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation process in place (e.g., how the entity decides its valuation policies and procedures, as well as changes in its analyses of fair value measurements, from period to period), and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs.

(ii)	The level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed.

The guidance is to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2011 for public entities. Early application by public entities is not permitted. We do not expect the adoption of this guidance to have a significant effect on our consolidated financial statements.

In June 2011, the FASB issued an authoritative pronouncement to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance should be applied retrospectively. For public entities, the guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. In December 2011, the FASB issued an authoritative pronouncement related to deferral of the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. This guidance allows the FASB to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before the pronouncement updated was issued in June 2011. We do not expect the adoption of this guidance to have a significant effect on our consolidated financial statements.

In September 2011, the FASB issued an authoritative pronouncement related to testing goodwill for impairment. The guidance is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011 if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. We do not expect the adoption of this pronouncement to have a significant effect on our consolidated financial statements.

In December 2011, the FASB has issued an authoritative pronouncement related to Disclosures about Offsetting Assets and Liabilities. The guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. We are in the process of evaluating the effect of adoption of this guidance on our consolidated financial statements.

Consolidated Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table sets forth the results of our operations for the periods indicated:

	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010
Net Sales	$3,408,565	$5,027,707
Cost of Sales	(1,658,765)	(2,038,463)
Gross Profit	1,749,800	2,989,244
Selling Expenses	(1,109,193)	(1,050,740)
Research and Development Expenses	(723,754)	(743,845)
General and Administrative Expenses	(4,957,735)	(1,626,102)
Operating Profit (Loss)	(5,040,882)	(431,443)
Other Income	25,561	728,107
Net Profit (Loss)	(4,944,011)	(330,428)
Gain/Loss Per Share	(1.06)	(0.07)
Basic Weighted Average Shares Outstanding	4,651,173	4,651,173
Diluted Weighted Average Shares Outstanding	4,651,173	4,651,173

Net Sales.

Our net sales decreased 32% from $5,027,707 in 2010 to $3,408,565 in 2011. Sales of For-series software decreased 29% from $4,624,918 in 2010 to $3,287,638 in 2011. The decrease in net sales was mainly attributable to a significant decrease in software sales from $4,624,918 in 2010 to $3,287,638 in 2011, a decrease of 29%. We recognized significant sales from Guangxi Caexpo in 2010 but no comparable sales to this customer or another customer in 2011.

Cost of Sales.

Our cost of sales decreased 19% from $2,038,463 in 2010 to $1,658,765 in 2011. This decrease was in line with the decrease in sales. Cost of sales, as a percentage of net sales, was approximately 42% in both 2010 and 2011.

Gross Profit.

Gross profit decreased 41% from $2,989,244 in 2010 to $1,749,800 in 2011. This decrease was attributable to the decrease in net sales. The gross profit margin, however, remained at approximately 58% in both 2010 and 2011.

Operating Expenses.

Total operating expenses increased from $3,420,687 in 2010 to $6,790,682 in 2011. This increase was mainly due to a significant increase in general and administrative expenses.

Selling expenses increased 6% from $1,050,740 in 2010 to $1,109,193 in 2011 as a result of an increase in marketing in 2011.

Research and development expenses decreased 2% from $743,845 in 2010 to $723,754 in 2011.

General and administrative expenses increased 205% from $1,626,102 in 2010 to $4,957,735 in 2011. The increase was primarily due to a provision for bad debts in 2011.

Operating Profit (Loss).

We recorded an operating loss of $5,040,882 in 2011 as compared to an operating loss of $431,443 in 2010, an increase of 1068%. The increase was largely due to an increase in provision for bad debts of $3,719,713 in 2011.

Other Income.

Our other income decreased 96% from $728,107 in 2010 to $25,561 in 2011 as a result of a decrease in our VAT refund. Our other income is derived entirely from VAT refund associated with our software sales.

Net Profit (Loss).

We recorded a net loss of $4,944,011 in 2011, or basic and diluted loss of $1.06 per share, as compared to a net loss of $330,428 in 2010, or basic and diluted loss of $0.07 per share.

Liquidity and Capital Resources

Our capital requirements are primarily working capital requirements related to costs of hardware for network solution projects and costs associated with the expansion of our business. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to our hardware vendors are due. But we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements. We have historically financed our working capital and other financing requirements through careful management of our billing cycle and, to a limited extent, bank loans. The net cash used in operating activities was $2,331,803 in 2011 as compared to $2,037,642 in 2010. The increase in net cash used was net loss of $4,944,011 in 2011. The cash flow from investing activities was $50,370 in 2011, compared to $2,974,215 in 2010. The significant decrease in cash used in investing activities was because we did not transfer a long-term investment in 2011 as we did in 2010. The increase in cash flow from financing activities from $(10,458) in 2010 to $313,232 in 2011 was due to an increase in the balance of short-term borrowings.

Our accounts receivable balance at December 31, 2011 was $203,910, as compared to $3,778,529 at the end of 2010. The decrease is mainly attributable to one customer, Guangxi Caexpo. The balance of Guangxi Caexpo’s accounts receivable decreased to $0 at December 31, 2011 from $1,901,562 (RMB 12,170,000) at December 31, 2010. All accounts receivable from Guangxi Caexpo in 2011 were accounted for as a provision for bad debts. Our inventory position at the end of 2011 was $1,157,934 as compared to $633,998 at the beginning of the year. At the end of 2011, we had several inventory items in the process of delivery to two of our major customers.

We ended the year with a cash position of $1,692,449. We had negative operating cash flow of $1,887,820 primarily due to the increase in operating loss in 2011.

Although our revenues and operating results for any period are not necessarily indicative of future periods, we anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures, and business expansion through 2012. In October 2011, we signed a bank loan finance contract with China Mingsheng Bank Ltd. We received a credit of RMB 2,000,000 to meet our working capital. As of the end of December 31, 2011, the balance of our bank loans was RMB 2,000,000. We may need to raise additional funds in the future in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict. If we do need to raise additional funds, we expect to raise those funds through new issuances of our equity securities through one or more public offerings or private placements, or through credit facilities extended by lending institutions.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

As of December 31, 2011, we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

December 31, 2011

January 1, 2011 to December 31, 2011	$528,762
January 1, 2012 to December 31, 2012	522,201
January 1, 2013 to December 31, 2013	167,527

$1,218,490

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.     Financial Statements and Supplementary Data

The information required by Item 8 begins on page F-1 following this page. Below is an index to the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and stockholders of

Forlink Software Corporation, Inc.

We have audited the accompanying consolidated balance sheets of Forlink Software Corporation Inc as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended. Forlink Software Corporation, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forlink Software Corporation, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kenne Ruan, CPA, P.C.

Woodbridge, Connecticut

March 16, 2012

Forlink Software Corporation, Inc.

Consolidated Balance Sheets

(Expressed in US Dollars)

	December 31,	December 31,
	2011	2010
Current assets
Cash and cash equivalents	$1,692,449	$3,580,269
Accounts receivable	203,910	3,778,529
Other receivables, deposit and prepayments	530,018	563,568
Inventories	1,157,934	633,998
Deferred Taxes Assets	66,001	-
Total current assets	3,650,312	8,556,364

Property, plant and equipment	262,340	370,409
Long term investments	1,074,531	1,183,585

Total assets	$4,987,183	$10,110,358

Liabilities and stockholders' equity
Current liabilities
Short-term borrowings	$317,496
Accounts payable	56,311	$1,027,862
Amounts due to shareholders	260,470	524,668
Customer deposits	1,811,937	1,206,267
Other payables and accrued expenses	451,464	370,318
Other tax payable	-	21,531
Deferred Taxes Debt	-	32,736
Total current liabilities	$2,897,678	$3,183,382

Stockholders' equity
Common stock, par value $0.001 per share; 200,000,000 and 200,000,000 shares authorized; 4,966,173 and 4,966,173 shares issued and 4,651,173 and 4,651,173 shares outstanding, respectively	$99,322	$99,322
Treasury stock	(163,800)	(163,800)
Additional paid-in capital	10,195,693	10,195,693
Accumulated losses	(9,488,659)	(4,544,648)
Accumulated other comprehensive income	1,397,824	1,240,849
Non-controlling interest	49,125	99,560

Total stockholders' equity	$2,089,505	$6,926,976

Total liabilities and stockholders' equity	$4,987,183	$10,110,358

See accompanying notes to consolidated financial statements.

Forlink Software Corporation, Inc.

Consolidated Statements of Operations

(Expressed in US Dollars)

	Year ended December 31, 2011	Year ended December 31, 2010

Net sales	$3,408,565	$5,027,707
Cost of sales	(1,658,765)	(2,038,463)

Gross profit	1,749,800	2,989,244

Selling expenses	(1,109,193)	(1,050,740)
Research and development expenses	(723,754)	(743,845)
General and administrative expenses	(4,957,735)	(1,626,102)

Operating profit / (loss)	(5,040,882)	(431,443)

Investment loss	(41,233)	(650,717)
Interest income	6,584	6,550
Interest expenses	(4,264)	(10,458)
Impairment loss on assets	-	(24,692)
Loss from cost method investee	(33,718)	0
Other income, net	25,561	728,107

Profit before income taxes	(5,087,952)	(382,653)

Income tax	93,506	0

Consolidated profit	(4,994,446)	(382,653)

Net loss attributable to non-controlling interest	(50,435)	(52,225)

Net consolidated profit (loss)	$(4,944,011)	$(330,428)

Gain/Loss per share	$(1.06)	$(0.07)
Weighted average common shares outstanding - basic and diluted	4,651,173	4,651,173

See accompanying notes to consolidated financial statements.

Forlink Software Corporation, Inc.

Consolidated Statement of Stockholders’ Equity

(Expressed in US Dollars)

	Common Stock
	Number of shares issued	Amount	Number of Treasury Stock	Amount	Treasury Stock	Additional paid-in capital	Accumulated other comprehensive income	Non-controlling interest	Retained Profits/ (Accumulated Losses)	Total Stockholders’ Equity	Comprehensive Income/ (Losses)
Balance, December 31, 2009	4,966,173	4,651,173	315,000	$99,322	($163,800)	$10,195,693	$1,088,745	$151,785	($4,214,220)	$7,157,525
Shares issued
Net profit for the year								($52,225)	($330,428)	($382,653)	($382,653)
Translation of foreign operations							$152,104			$152,104	$152,104
Comprehensive income											($230,549)
Balance, December 31, 2010	4,966,173	4,651,173	315,000	$99,322	($163,800)	$10,195,693	$1,240,849	$99,560	($4,544,648)	$6,926,976
Shares issued
Net profit for the year								($50,435)	($4,944,011)	($4,994,446)	($4,994,446)
Translation of foreign operations							$156,975			$156,975	$156,975
Comprehensive income											($4,837,471)
Balance, December 31, 2011	4,966,173	4,651,173	315,000	$99,322	($163,800)	$10,195,693	$1,397,824	$49,125	($9,488,659)	$2,089,505

See accompanying notes to consolidated financial statements.

Forlink Software Corporation, Inc.

Consolidated Statements of Cash Flows

(Decrease)/Increase in Cash and Cash Equivalents

(Expressed in US Dollars)

	Year Ended December 31,
	2011	2010
Cash flows from operating activities
Net income	(4,944,011)	(330,428)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Non-controlling interest	(50,435)	(52,225)
Depreciation of property, plant and equipment	79,062	143,415
Interest expenses	4,264	10,458
Loss from equity method investee	41,233	650,717
Dividend from cost method investee	33,718	-
Impairment of assets	-	24,692
Effect of deferred taxes	(100,368)	(7,587)

Charge in:
Account receivables	3,762,907	(1,260,847)
Other receivables, deposits & prepayments	61,633	147,316
Inventories	(492,343)	333,512
Account payable	(1,022,770)	(709,731)
Amounts due to stockholders	(290,343)	95,418
Customers deposits	545,561	(168,320)
Other payables & accrued expenses	62,693	(183,640)
Other taxes payable / recoverable	(22,604)	(730,392)

Net cash used in operating activities	(2,331,803)	(2,037,642)

Cash flows from investing activities
Purchase of long term investment	-	(151,213)
Acquisition of property, plant & equipments	(49,600)	(10,505)
Proceeds from disposal of long term investment	15,199	3,024,255
Cash dividend from cost method investee	84,771	111,678

Net cash generated from investing activities	50,370	2,974,215

Cash flow from financing activities
Proceeds from short term borrowings	(4,264)	(10,458)
Bank loan obtained	317,496
Net cash generated from financing activities	313,232	(10,458)

Effect of exchange rate changes on cash and cash equivalents	80,381	413,291

Net increase (decrease) in cash and cash equivalents	(1,887,820)	1,339,406

Cash and cash equivalents at the beginning of year	3,580,269	2,240,863

Cash and cash equivalents at the end of year	1,692,449	3,580,269

Supplemental disclosure of cash flow information
Income tax paid	$5,278	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Forlink Software Corporation, Inc. (the "Company" or the "Registrant" or "Forlink"), is a Nevada corporation originally incorporated on January 7, 1986 as "Why Not?, Inc. " under the laws of the State of Utah and subsequently reorganized under the laws of Nevada on December 30, 1993. From 1996 until 1999, the Company was an unfunded venture in search of a suitable business acquisition or business combination.

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

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

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

On October 24, 2005, the Company entered into a definitive agreement to acquire a 17.5% equity interest of China Liquid Chemical Exchange Company Limited (“CLCE”), a PRC limited liability company, in exchange for deployment of the Company’s For-online Electronic Trading System. In early 2007, CLCE increased its share capital to $1,708,526 (RMB 13,000,000). As the Company did not subscribe the new shares, the Company’s shareholding of CLCE was diluted and as of December 31 2007 was 13.46%. CLCE commenced operations fully in early 2007. As of December 31, 2011 and 2010, the Company’s share of the joint venture’s profit (loss) was ($41,931) and $7,793, respectively. China Liquid Chemical Exchange Company Limited paused its operations as of December 31, 2011. The value of the investment was $0 at the end of 2011.

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

On April 29, 2007, the Company invested, through BFHX, $138,158 (RMB 1,050,000) in Beijing GuoXin Forlink Internet Technologies Limited (“BGXF”), a privately held PRC company that operates a finance study website, for a 35% equity interest. The investment in BGXF is accounted for under the equity method of accounting due to the Company’s significant influence over the operational and financial policies of BGXF. BGXF commenced operations on March 9 2008. On October 14, 2008, the registered capital of BGXF was increased to RMB 4,285,700, and since the Company did not invest additional funds into BGFX, the ratio of its holding was diluted to a 24.5% equity interest. On March 15, 2011 the Company transferred all its ownership interests in BGXF to Beijing Guo Xin XinChuang Investment Co., Ltd. for the amount of BGXF’s 24.5% fully paid up capital. The Company received a cash payment of RMB 95,741.

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

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

The principal activities of the Company are the development and sale of network software systems and the provision of enterprise application system integration services in the PRC. The Company is also engaged in the sale of computer hardware. Set forth below is a diagram illustrating our corporate structure as of December 31, 2011:

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

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

The exchange rates used as of December 31, 2011 and 2010 are US$1:HK$7.80:RMB6.30 and US$1:HK$7.82:RMB6.61, respectively. The weighted average rates ruling for the years ended December 31, 2011 and 2010 are US$1:HK$7.80:RMB6.40, and US$1:HK$7.80:RMB6.69, respectively.

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The PRC subsidiaries conduct their business substantially in the PRC, and their financial performance and position are measured in terms of RMB. Any devaluation of the RMB against the US$ would consequently have an adverse effect on the financial performance and asset values of the Company when measured in terms of US$. The PRC subsidiaries’ products are primarily procured, sold, and delivered in the PRC for RMB. Thus, their revenues and profits are predominantly denominated in RMB. Should the RMB devalue against US$, such devaluation could have a material adverse effect on the Company’s profits and the foreign currency equivalent of such profits repatriated by the PRC entities to the Company.

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

Inventories

Inventories are stated at the lower of cost or market. For inventory used in system integration services, cost is calculated using the specific identification method. For the sale of computer hardware, cost is calculated using first-in, first-out method. Cost includes all costs of purchase, cost of conversion, and other costs incurred in bringing the inventories to their present location and condition. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business after the balance sheet date or to management estimates based on prevailing market conditions.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Long Term Investments

The Company’s long term investments consist of (1) equity investments that are accounted for in accordance with the equity method and (2) cost investments that are accounted for under the cost method. Under the equity method, each such investment is reported at cost plus the Company’s proportionate share of the income or loss or other changes in stockholders’ equity of each such investee since its acquisition. The consolidated results of operations include such proportionate share of income or loss. See Note 8.

Fair Values of Financial Instruments

The carrying amounts of financial instruments (cash and cash equivalents, investments, accounts receivable, and accounts payable) approximate their fair values as of December 31, 2011 and 2010 because of the relatively short-term maturity of these instruments.

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

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Software license revenue is recognized over the accounting periods contained in the terms of the relevant agreements, commencing upon the delivery of the software provided that (1) there is evidence of an arrangement, (2) the fee is fixed or determinable, and (3) collection of the fee is considered probable.

Revenue from non-software, multiple-element arrangements is recognized in accordance with ASC 605-25, “Revenue Arrangements with Multiple Deliverables.” Under ASC 605-25, the Company recognizes revenue from the multiple-deliverables that has value to the customer on a stand-alone basis. Deliverables in an arrangement that do not meet the separation criteria in ASC 605-25 are treated as one unit of accounting for purposes of revenue recognition.

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

For hardware transactions where software is incidental, the Company does not apply separate accounting guidance to the hardware and software elements.  The Company applies the provisions of ASC 985-605-15. Per ASC 985-605-15, if the software is considered non-essential to the functionality of the hardware, then the hardware is not considered “software related” and is excluded from the scope of ASC 985-605-15. Such sale of computer hardware is recognized as revenue on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed.

Remote hosting services, where VSOE is based upon consistent pricing charged to customers based on volumes and performance requirements on a stand-alone basis and substantive renewal terms, are recognized ratably over the contract term as the services are performed. The remote hosting arrangements generally require the Company to perform one-time set-up activities and include a one-time set-up fee. This one-time set-up fee is generally paid by the customer at the time the contract is executed. The Company has determined that these set-up activities do not constitute a separate unit of accounting, and accordingly, the related set-up fees are recognized protractedly over the term of the contract.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted “Statement of Financial Accounting Standards ASC 718, Share-Based Payment,” using the modified prospective application transition method. Before we adopted ASC 718, we accounted for stock-based compensation in accordance with “Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.”

ASC 718 requires the Company to record the cost of stock options and other equity-based compensation in its income statement based upon the estimated fair value of those rewards. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and other equity-based compensation beginning in the first quarter of adoption. Accordingly, prior periods have not been restated to reflect stock-based compensation. On January 1, 2006, the Company adopted ASC 718 using the modified prospective method. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements because most of the Company’s outstanding stock options were vested as of December 31, 2005, and the unvested portion of the stock options was considered immaterial.

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASC 718 also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to recognizing forfeitures as an expense reduction as they incur. The adjustment to apply estimated forfeitures to previously stock-based compensation was considered immaterial by the Company and as such was not classified as a cumulative effect of a change in accounting principle. As of January 1, 2006, the Company had no unrecognized compensation cost remaining associated with existing stock option grants. Also, the Company made no modifications to outstanding stock option grants prior to the adoption of ASC 718, and there were no changes in valuation methodologies or assumptions compared to those used by the Company prior to January 1, 2006.

In November 2005, the FASB issued FSP No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The Company adopted the alternative transition method provided in the FSP for calculating the tax effects of stock-based compensation pursuant to ASC 718 in the fourth quarter of fiscal 2006. The alternative transition method includes simplified methods to establish the beginning balance of the Additional Paid-in Capital (“APIC”) pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of ASC 718. The adoption did not have a material impact on the Company’s results of operations and financial position.

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

The Company did not adopt any new stock-based compensation plans in 2010. 200,000 stock options issued under the Company’s 2002 Stock Plan were exercised during the 2008 year.

Advertising Costs

All advertising costs incurred in the promotion of the Company’s products and services are expensed as incurred. Advertising expenses were insignificant for 2011 and 2010.

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

In July 2006, the FASB ASC 740-10-25, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.”  This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in ASC 740, “Accounting for Income Taxes.” ASC 740-10-25 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification, and disclosure of these uncertain tax positions.

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent Accounting Pronouncements

In May 2011, the FASB issued an authoritative pronouncement on fair value measurement. The guidance is the result of joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework. The guidance is largely consistent with existing fair value measurement principles in GAAP. The guidance expands the existing disclosure requirements for fair value measurements and makes other amendments, mainly including:

•	Highest-and-best-use and valuation-premise concepts for nonfinancial assets—the guidance indicates that the highest-and-best-use and valuation-premise concepts only apply to measuring the fair value of nonfinancial assets.

•	Application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk—the guidance permits an exception to fair value measurement principles for financial assets and financial liabilities (and derivatives) with offsetting positions in market risks or counterparty credit risk when several criteria are met. When the criteria are met, an entity can measure the fair value of the net risk position.

•	Premiums or discounts in fair value measure—the guidance provides that premiums or discounts that reflect size as a characteristic of the reporting entity’s holding (specifically, a blockage factor that adjusts the quoted price of an asset or a liability because the market’s normal daily trading volume is not sufficient to absorb the quantity held by the entity) rather than as a characteristic of the asset or liability (for example, a control premium when measuring the fair value of a controlling interest) are not permitted in a fair value measurement.

•	Fair value of an instrument classified in a reporting entity’s stockholders’ equity—the guidance prescribes a model for measuring the fair value of an instrument classified in stockholders’ equity; this model is consistent with the guidance on measuring the fair value of liabilities.

•	Disclosures about fair value measurements—the guidance expands disclosure requirements, particularly for Level 3 inputs. Required disclosures include:

(i)	For fair value measurements categorized in Level 3 of the fair value hierarchy: (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation process in place (e.g., how the entity decides its valuation policies and procedures, as well as changes in its analyses of fair value measurements, from period to period), and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs.

(ii)	The level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed.

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The guidance is to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2011 for public entities. Early application by public entities is not permitted. We do not expect the adoption of this guidance to have a significant effect on our consolidated financial statements.

In June 2011, the FASB issued an authoritative pronouncement to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance should be applied retrospectively. For public entities, the guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. In December 2011, the FASB issued an authoritative pronouncement related to deferral of the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. This guidance allows the FASB to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before the pronouncement update was issued in June 2011. We do not expect the adoption of this guidance to have a significant effect on our consolidated financial statements.

In September 2011, the FASB issued an authoritative pronouncement related to testing goodwill for impairment. The guidance is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011 if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. We do not expect the adoption of this pronouncement to have a significant effect on our consolidated financial statements.

In December 2011, the FASB has issued an authoritative pronouncement related to Disclosures about Offsetting Assets and Liabilities. The guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. We are in the process of evaluating the effect of adoption of this guidance on our consolidated financial statements.

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

NOTE 3 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of the customers’ financial conditions and the Company generally does not require collateral.

Senior management reviews accounts receivable from time to time to determine if any receivables will potentially be uncollectible. The Company included any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. For the year ended December 31, 2011, the Company’s management determined, after numerous failed attempts to collect, to write off as bad debt two major accounts from Accounts Receivable.

NOTE 4 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	December 31,	December 31,
	2011	2010

Other receivables	$487,330	$490,760
Deposits	8,247	6,033
Prepayments	34,441	66,775

	$530,018	$563,568

Other receivables include deposits for operating leases and advances to employee for traveling outlays.

NOTE 5 - INVENTORIES

	December 31,	December 31,
	2011	2010

Computer hardware and software	$90,851	$47,014
Work-in-progress	1,067,083	586,984

	$1,157,934	$633,998

All the inventories were purchased for identified system integration contracts.

Work-in-progress includes payroll and other operating expenses associated with various contracts in progress.

NOTE 6 - RELATED PARTY

The Company has had, and expects to have in the future, transactions in the ordinary course of business with its stockholders, directors, senior officers, and other affiliates (and their associates) on substantially the same terms as those prevailing for comparable transactions with others. Listed below is a summary of material relationships or transactions with the Company’s stockholders, directors, senior officers, and other affiliates:

Amounts Due to Stockholders

The Company, from time to time, received from or made repayment to one major stockholder who is also a member of management. The amounts due to stockholders do not bear any interest and do not have clearly defined terms of repayment.

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

NOTE 6 - RELATED PARTY (continued)

As of December 31, 2011 and 2010, the amounts due to stockholders represented advances from stockholders with the amount of $260,470 and $524,668, respectively.

Related Party Transactions

	Sales		Receivable		Customer Deposit
	Year Ended December 31,		As of December 31,		As of December 31,
Related party	2011	2010	2011	2010	2011	2010

All China	-	$7,474	$158,748	$151,213	$14,287	$13,609
Guangxi Caexpo	-	$1,683,246	-	$3,543,155	-	-
SDLD	-	$29,894	-	-	-	-
Total	-	$1,720,614	$158,748	$3,694,368	$14,287	$13,609

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET

	December 31,	December 31,
	2011	2010

Building	$180,137	$213,705
Computer and office equipment	1,066,908	1,221,478
Motor vehicles	149,657	211,698
	1,396,702	1,646,881
Less: Accumulated depreciation	(1,134,362)	(1,276,472)

	$262,340	370,409

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, the CEO and a director and stockholder. By a stockholders’ resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. In 2005, the title to the building was transferred to the Company.

NOTE 8 - LONG TERM INVESTMENTS

	December 31,	December 31,
	2011	2010

Equity investments	$-	$54,418
Cost investments	1,074,531	1,129,167

	$1,074,531	1,183,585

In December 2003, the Company invested $760,870 in a privately held PRC company, All China Logistics Online Co., Ltd., for a 17.8% equity interest. The Company recorded the investment at cost because it does not have the ability to exercise significant influence over the investee.

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

NOTE 8 - LONG TERM INVESTMENTS (continued)

On October 24, 2005, the Company set up China Liquid Chemical Exchange Company Limited, a limited liability company in PRC, and shares the risk and rewards up to the equity interest of 13.46%. The consideration is made in form of the Company-developed “For-Online Electronic Trading System” without any cash outflow. Therefore, the Company recorded the contribution of software at the lower of its carrying amount or fair value, and accounted for under the equity method under SOP 78-9. As of December 31, 2011 and 2010, the Company’s share of the joint venture’s profit (loss) was ($41,931) and $7,793, respectively. China Liquid Chemical Exchange Company Limited paused its operations as of December 31, 2011. The value of the investment was $0 at the end of 2011.

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

On April 29, 2007, the Company invested $138,158 in a privately held PRC company, Beijing GuoXin Forlink Internet Technologies Limited (“BGXF”), for a 35% equity interest. The Company’s investment was made through BFHX. The investment in BGXF is accounted for under the equity method of the accounting due to the Company’s significant influence over the operational and financial policies of BGXF. On March 15, 2011, the Company transferred all its ownership interests in BGXF to Beijing Guo Xin XinChuang Investment Co., Ltd. for the amount of BGXF’s 24.5% fully paid up capital. The Company received a cash payment of RMB 95,741. On March 9, 2008, BGXF commenced operations.

On September 17, 2007, the Company invested $99,734 in a privately held PRC Company, Ningbo Bulk Commodities Exchange Corporation Limited (“NBBCE”), for a 25% equity interest. The Company’s investment was made through BFHX. The Company recorded the investment at cost as the Company does not have the ability to exercise significant influence over NBBCE because NBBCE’s strategic and business decisions are dominated by another major shareholder. NBBCE paused its operations as of December 31, 2011. The value of the investment was $0 at the end of 2011.

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

On October 8, 2010, the Company invested $151,213 (RMB 1,000,000), through BFHX, in Shanghai Shipping Freight Exchange Co., LTD (“SSFE”), a PRC limited liability company, established on October 8, 2010, for a 5% equity interest. SSFE has commenced operations on March 25, 2011. The Company has recorded the investment at cost because it does not have the ability to exercise significant influence over the investee.

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

NOTE 9 – SHORT TERM BORROWINGS

On October 20, 2011, the Company signed a bank loan finance contract with China Mingsheng Bank Ltd. The Company received a credit of $317,496 (RMB 2,000,000) to meet its working capital. The bank loan has a term of 6 months and an annual rate of 7.93%. As of December 31, 2011, the balance of this loan was $317,496 (RMB 2,000,000).

NOTE 10 - OTHER PAYABLES AND ACCRUED EXPENSES

	December 31,	December 31,
	2011	2010

Other payables	$258,912	$196,412
Accrued salaries & wages	192,552	173,906
Other accrued expenses	-	-

	$451,464	$370,318

NOTE 11 – NON-CONTROLLING INTEREST

The non-controlling interest balance of $49,125 represents cash provided by minority shareholders of NNBCE.

NOTE 12 - INCOME TAX

According to relevant PRC tax rules and regulations, FTCL, which is recognized as a New Technology Enterprise operating within a New and High Technology Development Zone, is entitled to an Enterprise Income Tax (“EIT”) rate of 15%.

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and State Tax Bureau respectively, FTCL was fully exempted from the EIT for fiscal years 1999 through 2002. FTCL received a 50% EIT reduction at the rate of 7.5% for fiscal years 2003 through 2005. As of December 31, 2011, FTCL was entitled to an EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX was fully exempted from EIT for fiscal years 2004, 2005 and 2006. As of December 31, 2011, BFHX was entitled to an EIT rate of 25%.

The Hong Kong profits tax is calculated at 16.5% on the estimated assessable profits of FTHK. The EIT rate for FTCD, FTGX and NNBCE is 25%. No provision for EIT and Hong Kong profits tax were made for FTCL, FTCD, FTGX, NNBCE, and FTHK as they did not have taxable income during relevant periods.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”).  This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in ASC 740, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification, and disclosure of these uncertain tax positions. The Company classified all interest and penalties related to tax uncertainties as income tax expense. The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2011, the Company does not have any liability for uncertain tax positions. The adoption of FIN 48 did not have a material impact on the Company’s results operations, financial position, or liquidity.

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

NOTE 12 - INCOME TAX (continued)

On March 16, 2007, the 5th Plenary Session of the 10th National People's Congress passed the Corporate Income Tax Law of the PRC ("the New Corporate Income Tax Law"), which took effect on January 1, 2008. Beginning on that date, the EIT rate is expected to gradually increase to the standard rate of 25% over a five-year transition period. The New Corporate Income Tax Law, however, does not specify how the existing preferential tax rate will gradually increase to the standard rate of 25%. Also, under the New Corporate Income Tax Law, certain high technology enterprises will continue to be entitled to a reduced tax rate of 15%. But the implementation rules regarding the preferential tax policies (e.g. the details on how the taxpayer can qualify as a high-tech enterprise under the New Corporate Income Tax Law) have yet to be made public. Consequently, the Company is not able to make an estimate of the expected financial effect of the New Corporate Income Tax Law on its deferred tax assets and liabilities. The enactment of the New Corporate Income Tax Law did not have any financial effect on the provision for income tax for the year ended December 31, 2011 and on the amounts accrued in the balance sheet in respect of current tax payable.

Reconciliation between the provision for income taxes computed by applying the statutory tax rate in China to income before income taxes and the actual provision for income taxes is as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010
	USD	USD
Provision of income taxes at statutory tax rate of 15%	$(5,190)	$(299,985)
Tax holidays and concessions	-	-
Effect of different tax rate of a subsidiary operating in Hong Kong	-	$(103,851)
Permanent difference	-	$436,195
Increase in valuation allowance	-	-
Timing different on revenue recognition & FA, etc.	$98,696	$(32,359)
Others	-	-
Effective tax	$93,506	-

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

As part of the PRC government’s policy of encouraging software development in the PRC, companies that fulfill certain criteria set by the relevant authorities and that develop their own software products and have the software products registered with the relevant authorities in the PRC are entitled to a refund of VAT equivalent to the excess over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales). The excess portion of the VAT is refundable and is recorded by the Company on an accrual basis. The VAT rebate included in other income was $25,561 and $728,107 for the years ended December 31, 2011 and 2010, respectively.

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

During the years ended December 31, 2011 and 2010, the Company incurred lease expenses amounting to $528,762 and $472,277, respectively. As of December 31, 2011 and 2010, the Company had commitments under non-cancelable operating leases requiring annual minimum rentals as follows:

	December 31,2011	December 31, 2010
January 1, 2011 to December 31, 2011	$528,762	$472,277
January 1, 2012 to December 31, 2012	506,088	130,580
January 1, 2013 to December 31, 2013	167,527	-

	$1,202,377	$602,857

NOTE 15 - STOCK PLAN

On August 16, 2002, the Company established the “Forlink Software Corporation, Inc. 2002 Stock Plan” (the “2002 Plan”), and reserved 8,000,000 shares of common stock for issuance under the 2002 Plan either directly as stock awards or underlying options. The board of directors would determine the terms and conditions of each option granted under the 2002 Plan, which terms and conditions would be in writing and may vary from one eligible participant to another. On August 15, 2007, the 2002 Plan expired pursuant to its terms.

The following table summarizes the activities of stock options granted under the 2002 Plan prior to its expiration:

	Number of shares	Weighted average exercise price
Granted on September 7, 2004	3,315,000	$0.10
Exercised	(15,000)	$(0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2004	3,300,000	$0.10
Exercised	(136,500)	$(0.10)
Forfeited or Cancelled	(132,500)	$(0.10)
Outstanding at December 31, 2005	3,031,000	$0.10
Exercised	0	$0.00
Forfeited or Cancelled	(1,734,000)	$(0.10)
Outstanding at December 31, 2006	1,297,000	$0.10
Exercised	(897,000)	$(0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2007	400,000	$0.10
Exercised	200,000	0.00
Forfeited or Cancelled	200,000	0.00
Outstanding at December 31, 2008	0	0.10
Fully vested and exercisable at December 31, 2011	0	$0.10

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

NOTE 15 - STOCK PLAN (continued)

On September 7, 2004, 3,315,000 options were granted to the Company’s employees to purchase the Company’s shares of common stock, $0.001 par value, at an exercise price of $0.10 per share. Of the 3,315,000 options, 800,000 options with a 5-year vesting period were granted to an employee, and 2,515,000 options with a 3-year vesting period were granted to selected employees. Of the 2,515,000 options with the 3-year vesting period, 2,385,000 options was to expire on December 30, 2006 (the “December 2006 Options”), while the remaining 130,000 options expired on June 30, 2007 (the “June 2007 Options”). The expiration date for 800,000 options with the 5-year vesting period is June 30, 2009 (the “June 2009 Options”). On September 7, 2004, January 1, 2005, January 1, 2006 and January 1, 2007, 854,500 (the “December 2006 Options”), 904,500, 1,156,000 (400,000 of “June 2009 Options”; 130,000 of “June 2007 Options”; and 626,000 of “December 2006 Options”) and 200,000 (the “June 2009 Options”) options were vested to employees, respectively. The market price of the stock as of September 7, 2004 and January 1, 2005 was $0.10 per share. In December 2006, the Company extended the expiration date of the December 2006 Options by one month to the end of January 2007, but there was no additional compensation expense as the Company considered the amount was immaterial. On January 29, 2007, 367,000 options of the “December 2006 Options” and 400,000 of the “June 2009 options” were exercised. On July 6, 2007, 130,000 options of the “June 2007 Options” were exercised.

The following table summarizes the cumulative activities up to December 31, 2011 of the options issued under the 2002 Plan with different expiration dates:

	Granted	Exercised	Forfeited or Cancelled	Outstanding at December 31, 2011
December 2006 Options	2,385,000	518,500	1,866,500	0
June 2007 Options	130,000	130,000	0	0
June 2009 Options	800,000	600,000	200,000	0
	3,315,000	1,248,500	2,066,500	0

The weighted average fair value of the December 2006 Options, the June 2007 Options, and the June 2009 Options granted on the date of grant were $0.042, $0.046, and $0.058 per option, respectively. At December 31, 2011, all future compensation expenses were recognized.

There was no aggregate intrinsic value of options outstanding and exercisable as of December 31, 2011 and December 31, 2010. The aggregate intrinsic value represents the intrinsic value, based on options with an exercise price less than the market value of the Company’s stock on December 31, 2011 and December 31, 2010, which would have been received by the option holders had those option holders exercised those options at of that date.

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

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

NOTE 16 - CONCENTRATION OF CUSTOMERS

For the periods presented below, the following customers accounted for more than 10% of total sales:

	Years Ended
	December 31,
	2011	2010
Net sales derived from - Customer A	1,060,918	1,083,241
- Customer B	*	1,683,246
- Customer C	338,360	*
-Customer D	481,190	*
- Customer E	*	*

% to total net sales - Customer A	31%	22%
- Customer B	10%	33%
- Customer C	14%	*
-Customer D	*	*
- Customer E	*	*

Account receivable from - Customer A	*	*
- Customer B	*	*
- Customer C	*	*
-Customer D	*	*
- Customer E	126,998	*

% to total accounts receivable- Customer A	*	*
- Customer B	*	*
- Customer C	*	*
-Customer D	*	*
- Customer E	62%	*

* less than 10%

NOTE 17 – GAIN (LOSS) PER SHARE

The Company reported a loss of $(1.06) per share for the 2011 year compared with a loss of $(0.07) per share for the 2010 year.

NOTE 18 – SUBSEQUENT EVENT

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and internal control over financial reporting. The evaluation was conducted, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Management’s assessment included evaluating the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on that assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on the criteria issued by COSO in Internal Control – Integrated Framework.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our international control over financial reporting.

Item 9B.     Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers, their ages, positions with the Company, dates of their initial election or appointment as a director or executive officer, and the expiration of the Board terms (if applicable) are as follows:

Name	Age	Position	Since

Yi He	45	Chief Executive Officer Chairman of the board of directors	May 2003 August 2001
Hongkeung Lam	60	Chief Financial Officer, Chief Accounting Officer, Secretary and Director	August 2001
Guoliang Tian	72	Director	May 2003

Yu Fang	65	Director	May 2003

Set forth below is a summary of our executive officers’ and directors’ business experience for the past 5 years. The experience and background of each of the directors, as summarized below, were significant factors in their previously being nominated as directors of the Company. Our directors hold office until their successors are elected and qualified. Our officers are appointed annually by the board of directors.

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

Hongkeung Lam has been the Chief Financial Officer, Chief Accounting Officer, Secretary and a director of the Company since August 2001. From July 2000 to August 2001, Mr. Lam was the Chairman of Beijing Hi Sun In Soft Information Technology Ltd. From June 1998 to June 2000, Mr. Lam was the Chairman and President of Beijing Jinshili Information Technology Ltd. From 1992 to February 1998, Mr. Lam was the Manager of the Beijing office of Taiwan Acer Computer (Far East) Co.

Guoliang Tian has been a director of the Company since May 2003. Mr. Tian is a professor with the Institute of Remote Sensing Applications at the Chinese Academy of Sciences, where he has been employed since 1986, and he heads the study of natural disaster monitoring and assessment. His areas of expertise and studies involve the use of remote sensing data to research and monitor geographic and atmospheric changes. He has published 105 papers and 4 books. In 1965, Mr. Tian received a degree in physics from Jilin University of China.

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

Audit Committee and Audit Committee Financial Expert Disclosure

We do not have a separately designated standing audit committee or an audit committee financial expert. The entire board of directors acts as our audit committee.

Code of Ethics

On August 3, 2004, the board of directors established a written code of ethics that applies to our senior executive and financial officers. A copy of the code of ethics is posted on our website at www.forlink.com.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Commission. Reporting persons are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of copies of such reports received or written representations from certain reporting persons, we believe that, during the year ended December 31, 2011, all Section 16(a) filing requirements applicable to our officers, directors, and 10% shareholders were timely filed.

Diversity

While we do not have a policy regarding diversity of its board members, diversity is one of a number of factors that is typically taken into account in identifying board nominees.  We believe that we have a diverse board of directors in terms of previous business experience and educational and personal background of the members of our board.

Item 11. Executive Compensation

The following summary compensation table indicates the compensation earned during the fiscal years ended December 31, 2011 and 2010 by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Yi He,	2011	$43,924	$-	$-	$-	$-	$-	$-	$43,924
CEO	2010	$43,924	$-	$-	$-	$-	$-	$-	$43,924

Hongkeung Lam,	2011	$14,789	$-	$-	$-	$-	$-	$-	$14,789
CFO	2010	$14,789	$-	$-	$-	$-	$-	$-	$14,789

Compensation of Directors

The Company paid no compensation to its directors for any services provided as a director during the year ended December 31, 2011. There are no other formal or informal understandings or arrangements relating to compensation, but the directors may be reimbursed for all reasonable expenses incurred by them in conducting company business. These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage. For the fiscal year 2011, none of the directors received reimbursement payments from the Company.

Indemnification of Officers and Directors

We are a Nevada corporation, and we are subject to the corporate laws under the Nevada Revised Statutes. Article XII of our articles of incorporation contains the following indemnification provision for our directors and officers:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 22, 2012, by: (i) each person known to beneficially own more than five percent of our common stock; (ii) each of our officers and directors; and (iii) all of our directors and executive officers as a group.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership[3]		Percentage Owned Beneficially[5]
Common Stock	Yi He1	1,290,001		27.8%
Common Stock	Hongkeung Lam[1]	525,000		11.3%
Common Stock	Guoliang Tian[1]	0		—
Common Stock	Yu Fang[1]	0		—
Common Stock	Jing Zeng[2]	288,000		6.2%
Common Stock	Statelink International Group, Ltd.[2]	650,000	[4]	14.0%
Common Stock	All officers and directors of the Company as a group (4 persons)	2,465,001		39.0%

__________

1 An officer and/or director of the Company. The address for each officer and director is in care of the Company at 9/F Shenzhou Mansion, No. 31 Zhongguancun Street, Haidian District, Beijing, China.

2 A beneficial owner of more than five percent of our common stock. The address for each such beneficial owner is in care of the Company at 9/F Shenzhou Mansion, No. 31 Zhongguancun Street, Haidian District, Beijing, China.

3 Unless otherwise indicated, all shares are directly owned and investing power is held by the persons named in the table.

4 These shares of common stock are held directly by Statelink International Group, Ltd., of which Ms. Zhenying Sun is the controlling person and has both voting and dispositive power over these shares.

5 Based upon 4,651,173 shares of common stock outstanding as of March 23, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Person

The Company, from time to time, received from or made repayments to Mr. Yi He, who is a major stockholder and our Chief Executive Officer. The amounts due from/to stockholders do not bear any interest and do not have clearly defined terms of repayment. The amounts due to stockholders as of December 31, 2011 and December 31, 2010, which were $524,668 and $415,078, respectively, represented advances from stockholders.

Other than the transactions described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons since the beginning of our last fiscal year wherein the amount involved in the transaction or a series of similar transactions exceeded $120,000.

Director Independence

We have determined that Guoliang Tian and Yu Fang are independent directors under Nasdaq listing rules. In determining independence, the board reviews and determines whether directors have any material relationship with the Company, direct or indirect, that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Kenne Ruan, CPA, P.C. (“Kenne Ruan”) for the audit of our 2011 annual financial statements and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the 2011 fiscal year was $91,737. The aggregate fees billed for professional services rendered by Kenne Ruan for the audit of our 2010 annual financial statements and the reviews of the financial statements included in our Form 10-Q for 2010 fiscal year was $100,000.

Audit-Related Fees

There were no other fees billed by Kenne Ruan during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no fees billed for professional services rendered by Kenne Ruan for tax compliance services during the last two fiscal years.

All Other Fees

There were no other fees billed by Kenne Ruan during the last two fiscal years for products and services provided by Kenne Ruan.

Pre-Approval Policy and Procedures

Our board reviews and approves audit and permissible non-audit services performed by our auditors, as well as the fees charged for such services. In reviewing the non-audit service fees and appointment of our auditors, the board considered whether the provision of such services is compatible with maintaining the auditors’ independence. All of the services provided and fees charged by our auditors were pre-approved by the board.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements; Schedules

Our consolidated financial statements for the years ended December 31, 2011 and 2010 begin on page F-1 of this annual report.  We are not required to file any financial statement schedules.

Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation, as amended. (Incorporated by reference to Exhibit No. 3.1 of the Form 10-QSB for the quarter ended March 31, 2000, and filed on May 15, 2000.)

3.2	Bylaws (Incorporated by reference to Exhibit No. 3.2 of the Form 10-QSB for the quarter ended March 31, 2000, and filed on May 15, 2000.)

3.3	Text of Amendment to Bylaws of Forlink Software Corporation, Inc. (Incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K filed on January 18, 2007.)

3.2	Certificate of Amendment to Increase Number of Authorized Shares of Common Stock as filed with the Nevada Secretary of State on April 4, 2007 (Incorporated by reference to Exhibit No. 3.2 of the Form 10-K for the year ended December 31, 2008, and filed on March 30, 2009.)

3.3	Certificate of Amendment to Effect a 1-for-20 Reverse Stock Split as filed with the Nevada Secretary of State on February 21, 2008 (Incorporated by reference to Exhibit No. 3.3 of the Form 10-K for the year ended December 31, 2008, and filed on March 30, 2009.)

14.1	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Form 10-K for the year ended December 31, 2008, and filed on March 30, 2009.)

21.1	List of Subsidiaries (Incorporated by reference to Exhibit No. 21.1 of the Form 10-KSB for the year ended December 31, 2006, and filed on April 2, 2007.)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORLINK SOFTWARE CORPORATION, INC.
(Registrant)

Date: March 28, 2012	By:	/s/ Yi He
Yi He
Chief Executive Officer

Date: March 28, 2012	By:	/s/ Hongkeung Lam
Hongkeung Lam
Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2012	By:	/s/ Yi He
Yi He, Chief Executive Officer
(principal executive officer), Director

Date: March 28, 2012	By:	/s/ Hongkeung Lam
Hongkeung Lam, Chief Financial
and Chief Accounting Officer (principal financial and accounting officer), Director

Date: March 28, 2012	By:	/s/ Guoliang Tian
Guoliang Tian, Director

Date: March 28, 2012	By:	/s/ Yu Fang
Yu Fang, Director

