Form 10-Q
period 2012-03-31
FORLINK SOFTWARE CORP INC
filed 2012-05-15
CIK 866458

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For	the transition period from ________ to _________.

Commission File Number 000-18731

Forlink Software Corporation, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0398666 (I.R.S. employer identification number)

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

On May 10, 2012, we had 4,651,173 shares of common stock issued and outstanding.

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

Forlink Software Corporation, Inc.

Consolidated Balance Sheets

(Expressed in US Dollars)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$214,695	$1,692,449
Accounts receivable	312,839	203,910
Other receivables, deposits and prepayments (Note 3)	379,459	530,018
Inventories (Note 4)	1,406,346	1,157,934
Deferred taxes assets	65,917	66,001

Total current assets	2,379,256	3,650,312

Property, plant and equipment (Note 5)	242,537	262,340
Long term investments (Note 6)	1,437,617	1,074,531

Total assets	$4,059,410	$4,987,183

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short term borrowings	$317,093	$317,496
Accounts payable	60,988	56,311
Amounts due to stockholders (Note 7)	327,010	260,470
Customer deposits	1,913,951	1,811,937
Other payables and accrued expenses (Note 8)	308,023	451,464
Total current liabilities	$2,927,065	$2,897,678

Stockholders’ equity
Common stock, par value $0.001 per share; 200,000,000 and 200,000,000 shares authorized; 4,966,173 and 4,966,173 shares issued and 4,651,173 and 4,651,173 shares outstanding, respectively	$99,322	$99,322
Treasury stock	(163,800)	(163,800)
Additional paid-in capital	10,040,934	10,195,693
Accumulated losses	(10,257,086)	(9,488,659)
Accumulated other comprehensive income	1,412,975	1,397,824
Non-controlling interest	0	49,125
Total stockholders’ equity	$1,132,345	$2,089,505

Total liabilities and stockholders’ equity	$4,059,410	$4,987,183

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.

Consolidated Statements of Operations

(unaudited)

(Expressed in US Dollars)

	Three Months ended
	March 31,
	2012	2011

Net sales	$214,633	457,291
Cost of sales	(232,533)	(377,729)

Gross profit	(17,900)	79,562

Selling expenses	(184,819)	(297,090)
Research and development expenses	(246,732)	(203,685)
General and administrative expenses	(313,553)	(267,783)

Total operating expenses	(745,104)	(768,558)

Operating profit/(loss)	$(763,004)	(688,996)

Loss from equity method investee	-	(13,138)
Interest income	933	2,770
Interest expenses	(6,355)
Other income, net	0	24,997

Profit / (Loss) before tax	$(768,426)	(674,367)

Income tax	-	-
Non-controlling interest	-	(12,942)

Net profit/(loss)	$(768,426)	(661,425)

Profit/(loss) per share	(0.17)	(0.14)

Weighted average common shares outstanding -basic and diluted	4,651,173	4,651,173

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.

Consolidated Statements of Cash Flows

Increase in Cash and Cash Equivalents

(unaudited)

(Expressed in US Dollars)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net profit/(loss)	$(768,426)	$(661,425)
Adjustments to reconcile net profit/(loss) to net cash provided by/(used in) operating activities
Non-controlling interest	-	(12,942)
(Gain)/loss from write-off of property, plant and equipment
Depreciation of property, plant and equipment	27,932	(10,051)
Income from equity method investee
Loss from equity method investee	-	13,138
Effect of deferred taxes	(84)	(1,129)

Change in:
Accounts receivables	(109,188)	(9,825)
Other receivables, deposits and prepayments	149,887	(80,552)
Inventories	(249,881)	(138,585)
Accounts payable	4,748	(346,952)
Amounts due to stockholders	66,870	(17,937)
Customer deposits	104,312	(178,312)
Other payables and accrued expenses	(142,868)	(146,703)
Income tax payable	-	-
Other taxes payable	-	(22,505)

Net cash provided by/(used in) operating activities	(916,698)	(1,613,780)

Cash flows from investing activities
Purchase of long term investment	(364,657)	-
Buy-out of non-controlling interest	(203,884)	-
Acquisition of property, plant and equipment	(5,781)	(2,734)
Proceeds from disposal of long term investment	-	14,633
Dividend from investee	-	-
Loan to another company	-	(1,050,742)

Net cash used in investing activities	(574,322)	(1,038,843)

Cash flows from financing activities
Proceeds from short term borrowings	-	-
(Repayments to)/advances from stockholders	-	-
Proceeds from issuances of common stock under Plan 2002	-	-

Net cash provided by financing activities	-	-

Effect of exchange rate changes	13,266	14,048

Net increase/(decrease) in cash and cash equivalents	(1,477,754)	(2,638,575)

Cash and cash equivalents at beginning of period	1,692,449	3,580,269

Cash and cash equivalents at end of period	$214,695	$941,694

Supplemental disclosure of cash flow information
Income tax paid	$-	-
Interest paid	$6,355	$-

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

On October 24, 2005, we entered into a definitive agreement to acquire a 17.5% equity interest from China Liquid Chemical Exchange Company Limited (“CLCE”), a PRC limited liability company. Under the terms of the agreement, Forlink deployed the “For-online Electronic Trading System”, a proprietary, integrated software solution, to support CLCE’s operations, including, but not limited to, online trading, online billing and payment, user authentication and customer care, in exchange for the 17.5% equity interest. In early 2007, CLCE increased its share capital to $1,708,526 (RMB 13,000,000). As we did not subscribe for the new shares, our shareholding of CLCE was diluted and as of December 31 2008 was 13.46%. CLCE commenced operations fully in early 2007. CLCE paused its operations as of December 31, 2011. The value of the investment was $0 at the end of 2011.

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

On October 12, 2006, we invested $31,969 (RMB 250,000) in Wuxi Stainless Steel Exchange Co., Ltd. (“Wuxi Exchange”), a PRC limited liability company, for a 12.5% equity interest. In addition, we agreed to deploy a proprietary, integrated software solution, estimated at RMB 1,000,000, to support Wuxi Exchange’s operations. The software was deployed in February 2007. On January 14, 2007, the Company entered into an agreement with a major shareholder of Wuxi Exchange pursuant to which the Company transferred 2.5% of the Company’s interest in Wuxi Exchange to this major shareholder for a cash payment of RMB 500,000. On February 2, 2012, Wuxi Exchange increased its registered capital to RMB 50,000,000, and since we invested additional funds into Wuxi Exchange, the ratio of our holding was still as a 10% equity interest.

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

On April 29, 2007, we invested, through BFHX, $138,158 (RMB 1,050,000) in Beijing GuoXin Forlink Internet Technologies Limited (“BGXF”), a privately held PRC company that operates a finance study website, for a 35% equity interest. The investment in BGXF is accounted for under the equity method of accounting due to the Company’s significant influence over the operational and financial policies of BGXF. BGXF commenced operations on March 9 2008. On October 14, 2008, BGXF increased its registered capital to RMB 4,285,700, and since we did not invest additional funds into BGXF, the ratio of our holding was diluted to a 24.5% equity interest. On March 15, 2011, the Company transferred all its ownership interests in BGXF to Beijing Guo Xin XinChuang Investment Co., Ltd for the amount of BGXF’s 24.5% fully paid capital. The Company received a cash payment of RMB 95,741.

On July 12, 2007, we invested through FTGX, $1,063,830 (RMB 8,000,000) in Nanning Bulk Commodities Exchange Corporation Limited (“NNBCE”), a privately held PRC company, for an 80% equity interest. NNBCE became a subsidiary of FTGX. NNBCE, established on April 29, 2007, commenced operations on March 28, 2008, and provides logistical e-commerce service. On February 2, 2012, the Company bought out all the equity interests of NNBCE.  It cost the Company $203,884 (RMB 1,285,960).

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

On February 8, 2010, the Company transferred all its ownership interests in FTCL to BFHX for the amount of FTCL’s 100% fully paid capital.

On October 8, 2010, the Company invested $151,213 (RMB 1,000,000), through BFHX, in Shanghai Shipping Freight Exchange Co., LTD (“SSFE”), a PRC limited liability company, established on October 8, 2010, for a 5% equity interest. SSFE began to commence its operations on March 25, 2011.

Forlink, its subsidiaries and VIE (hereinafter collectively referred to as the “Company”), are all operating companies. Set forth below is a diagram illustrating the Company’s corporate structure as of March 31, 2012:

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

Noncontrolling interests at the balance sheet date, being the portion of the net assets of subsidiaries attributable to equity interests that are not owned by Forlink, whether directly or indirectly through subsidiaries, are presented in the consolidated balance sheet separately from liabilities and shareholders’ equity. Non-controlling interests in the results of the Company for the years are also separately presented in the income statement.

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

The exchange rates used as of March 31, 2012 and December 31, 2011 are US$1:HK$7.80:RMB6.31, and US$1:HK$7.80:RMB6.30, respectively. The weighted average rates ruling for the periods ended March 31, 2012 and March 31, 2011 are US$1:HK$7.79:RMB6.31, and US$1:HK$7.79:RMB6.55, respectively.

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

Fair Values of Financial Instruments

The carrying amounts of financial instruments (cash and cash equivalents, investments, accounts receivable and accounts payable) approximate their fair values as of March 31, 2012 and December 31 2011 because of the relatively short-term maturity of these instruments.

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

Revenue from non-software, multiple-element arrangements is recognized in accordance with ASC 605-25, “Revenue Arrangements with Multiple Deliverables”. Under ASC 605-25, the Company recognizes revenue from the multiple-deliverables that have value to the customer on a stand-alone basis. Deliverables in an arrangement that do not meet the separation criteria in ASC 605-25 are treated as one unit of accounting for purposes of revenue recognition.

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

Stock Based Compensation

Effective January 1, 2006, we adopted “Statement of Financial Accounting Standards ASC 718, Share-Based Payment” using the modified prospective application transition method. Before we adopted ASC 718, we accounted for share-based compensation in accordance with “Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.”

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

In July, 2006, the FASB ASC 740-10-25, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in ASC 740, “Accounting for Income Taxes.” ASC 740-10-25 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued an authoritative pronouncement on fair value measurement. The guidance is the result of joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework. The guidance is largely consistent with existing fair value measurement principles in GAAP. The guidance expands the existing disclosure requirements for fair value measurements and makes other amendments. The guidance is to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2011 for public entities. Early application by public entities is not permitted. The adoption of this guidance to have a significant effect on our consolidated financial statements.

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

NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	March 31,	December 31,
	2012	2011

Other receivables	$300,686	$487,330
Deposits	8,281	8,247
Prepayments	70,492	34,441

	$379,459	$530,018

Other receivables include deposits for operating leases and advances to employee for traveling outlays.

NOTE 4 - INVENTORIES

	March 31,	December 31,
	2012	2011

Computer hardware and software	$39,672	$90,851
Work-in-progress	1,366,674	1,067,083

	$1,406,346	$1,157,934

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

As of March 31, 2012 and December 31, 2011, the amounts due to this stockholder were $327,010 and $260,470, respectively, representing advances from this stockholder for our working capital.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

	March 31,	December 31,
	2012	2011

Building	$180,137	$180,137
Computer and office equipment	1,075,036	1,066,908
Motor vehicles	149,657	149,657
	1,404,830	1,396,702
Less: Accumulated depreciation	(1,162,292)	(1,134,362)

	$242,537	262,340

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, one of the stockholders, directors and officers of the Company. By a stockholders’ resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. In 2005, the title to the building was transferred to Forlink Technologies (Chengdu) Limited.

NOTE 7 - LONG TERM INVESTMENTS

	March 31,	December 31,
	2012	2011

Equity investments	$-	$-
Cost investments	1,437,617	1,074,531

	$1,437,617	1,074,531

In December 2003, the Company invested $760,870 in a privately held PRC company, All China Logistics Online Co., Ltd., for a 17.8% equity interest. The Company has recorded the investment at cost because it does not have the ability to exercise significant influence over the investee.

On October 24, 2005, the Company set up China Liquid Chemical Exchange Company Limited, a limited liability company in PRC, and shares the risk and rewards up to the equity interest of 13.46%. The consideration is made in form of the Company-developed “For-Online Electronic Trading System” without any cash outflow. Therefore, the Company recorded the contribution of software at the lower of its carrying amount or fair value, and accounted for under the equity method under SOP 78-9. China Liquid Chemical Exchange Company Limited paused its operations as of December 31, 2011. The value of the investment was $0 as of March 31, 2012.

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

On October 12, 2006, the Company entered into a definitive agreement to acquire 12.5% of registered capital in Wuxi Stainless Steel Exchange Co., Ltd. (“Wuxi”), a private held PRC company. In exchange for the 12.5% registered capital, the Company was to deploy a proprietary, integrated software solution (“software”), estimated at RMB 1,000,000, by reference to the similar products sold to third parties in 2006, to support Wuxi’s operations, plus RMB 250,000 cash payment to Wuxi. In 2006, the Company contributed cash of $31,969 (RMB 250,000), the software been deployed to Wuxi in December 2006. The Company recorded the investment at cost because it does not have the ability to exercise significant influence over Wuxi. On January 14, 2007, the Company entered into a Share Transfer Agreement with a major shareholder of Wuxi to transfer 2.5% interest in Wuxi held by the Company to the major shareholder for a cash payment of RMB 500,000. After this transfer, the Company continues to hold a 10% equity interest in Wuxi. On February 2, 2012, Wuxi Exchange increased its registered capital to RMB 50,000,000, and since we invested additional funds $364,657 (RMB 2,300,000) into Wuxi Exchange, the ratio of our holding was still as a 10% equity interest.

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

NOTE 8 - OTHER PAYABLES AND ACCRUED EXPENSES

	March 31,	December 31,
	2012	2011

Other payables	$138,228	$258,912
Accrued salaries & wages	169,796	192,552

	$308,023	$451,464

Other payables include rental payable and utilities payable.

NOTE 9 – NON-CONTROLLING INTEREST

On February 2, 2012, the Company bought out all the equities of NNBCE. It cost the Company $203,884 (RMB 1,285,960).

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

As part of the PRC government’s policy of encouraging software development in the PRC, companies that fulfill certain criteria set by the relevant authorities, and which develop their own software products and have the software products registered with the relevant authorities in the PRC, are entitled to a refund of VAT equivalent to the excess over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales). The excess portion of the VAT is refundable and is recorded by the Company on an accrual basis. The VAT rebate included in other income was $0 and $24,997 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 12– COMPREHENSIVE INCOME/(LOSS)

The components of comprehensive income/(loss) were as follows:

	Three Months Ended March 31,
	2012	2011

Net profit/(loss)	$(768,426)	$(661,425)
Foreign currency translation adjustment	15,151	22,687
Comprehensive income/(loss)	$(753,275)	$(638,738)

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

The following table summarizes the activity on stock options under the 2002 Plan:

	Number of shares	Weighted average exercise price

Granted on September 7, 2004	3,315,000	$0.10
Exercised	(15,000)	$(0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2004	3,300,000	$0.10
Exercised	(136,500)	$(0.10)
Forfeited or Cancelled	(132,500)	$(0.10)
Outstanding at December 31, 2005	3,031,000	$0.10
Exercised	0	$0.00
Forfeited or Cancelled	(1,734,000)	$(0.10)
Outstanding at December 31, 2006	1,297,000	$0.10
Exercised	(897,000)	$(0.10)
Forfeited or Cancelled	0	$0.00
Outstanding at December 31, 2007	400,000	$0.10
Exercised	(200,000)	$0.00
Forfeited or Cancelled	(200,000)	$0.00
Outstanding at December 31, 2008	0	$0.00
Exercised	0	$0.00
Forfeited or Cancelled	0	$0.00
Outstanding at March 31, 2012	0	$0.00
Fully vested and exercisable at March 31, 2012	0	$0.00

On September 7, 2004, 3,315,000 options were granted to the Company’s employees to purchase the Company’s shares of common stock, $0.001 par value, at an exercise price of $0.10 per share. Of the 3,315,000 options, 800,000 options with a 5-year vesting period were granted to an employee, and 2,515,000 options with a 3-year vesting period were granted to selected employees. Of the 2,515,000 options with the 3-year vesting period, 2,385,000 options were to expire on December 30, 2006 (the “December 2006 Options”), while the remaining 130,000 options expired on June 30, 2007 (the “June 2007 Options”). The expiration date for 800,000 options with the 5-year vesting period is June 30, 2009 (the “June 2009 Options”). On September 7, 2004, January 1, 2005, January 1, 2006 and January 1, 2007, 854,500 (the “December 2006 Options”), 904,500, 1,156,000 (400,000 of “June 2009 Options” and 130,000 of “June 2007 Options” and 626,000 of “December 2006 Options”) and 200,000 (the “June 2009 Options”) options were vested to employees respectively. The market price of the stock as of September 7, 2004 and January 1, 2005 was $0.10 per share. In December 2006, the Company extended the expiration date of the December 2006 Options by one month to the end of January 2007, but there was no additional compensation expense as the Company considered the amount was immaterial. On January 29, 2007, 367,000 options of the “December 2006 Options” and 400,000 of the “June 2009 options” were exercised. On July 6, 2007, 130,000 options of the “June 2007 Options” were exercised. On July 15, 2008, 200,000 options of “June 2009 Options” were exercised.

The following table summarizes the cumulative activities up to March 31, 2012 of the options issued under the 2002 Plan with different expiration dates:

	Granted	Exercised	Forfeited or Cancelled	Outstanding at March 31, 2012
December 2006 Options	2,385,000	518,500	1,866,500	0
June 2007 Options	130,000	130,000	0	0
June 2009 Options	800,000	600,000	200,000	0
	3,315,000	1,248,500	2,066,500	0

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

	The Value of Options
	December 2006 Options	June 2007 Options	June 2009 Options

Risk-free interest rate	2.17%	2.28%	2.66%
Expected lives (in years)	1.167	1.417	2.417
Dividend yield	0%	0%	0%
Expected volatility	100%	100%	100%

NOTE 14 - CONCENTRATION OF CUSTOMERS

During the year, the following customers accounted for more than 10% of total sales:

	Three Months Ended March 31,
	2012	2011
Net sales derived from:
Customer A	*	*
Customer B	*	*
Customer C	*	*
Customer D	*	97,893
Customer E	106,935	*

% of total net sales from:
Customer A	*	*
Customer B	*	*
Customer C	*	*
Customer D	*	21%
Customer E	50%	*

Account receivable from:
Customer A	51,998	*
Customer B	*	*
Customer C	*	*
Customer D	*	*
Customer E	212,337	*

% of total accounts receivable from:
Customer A	17%	*
Customer B	*	*
Customer C	*	*
Customer D	*	*
Customer E	68%	*

* Less than 10%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Revenues

Our business includes Forlink’s “For-series” brand software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and “For-series” related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

	Three Months Ended March 31,
	2012	2011

Sales of For-series software	$214,633	$457,282
as a percentage of net sales	100%	100%

For-series related system integration	$0	$9
as a percentage of net sales	0%	0%

As indicated in the foregoing table, sales of For-series software decreased by approximately 53% to $214,633 in the first quarter of 2012 from $457,291 in the comparable quarter of 2011. For-series related system integration as a percentage of net sales decreased from $9 or 0% in the comparable quarter of 2011 to $0 or 0% in the first quarter of 2012. The gross margins for the three months ended March 31, 2012 and 2011 were (8%) and 17%, respectively.

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

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and the State Tax Bureau respectively, FTCL received full exemption from EIT for fiscal years 1999 through 2002, and a 50% EIT reduction at the rate of 7.5% for fiscal years 2003 through 2005. As of March 31, 2012, FTCL was entitled to an EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX received full exemption from EIT for fiscal years 2004 through 2006. As of March 31, 2012, BFHX was entitled to an EIT rate of 25%.

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

Exchange rates among US$, HK$ and RMB had minimal fluctuations during the periods presented. The applicable rates as of March 31, 2012 are US$1: HK$7.796: RMB6.307.The weighted average rates applicable for the three months ended March 31, 2012 are US$1: HK$7.788: RMB6.308.

March 31, 2012
Applicable Rates	$1 US = 7.796 HK	1 US = 6.307 RMB
Weighted Average Rates : Three Months Ended March 31, 2012	$1 US = 7.788 HK	1 US = 6.308 RMB

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

Revenue from non-software, multiple-element arrangements is recognized in accordance with ASC 605-25, “Revenue Arrangements with Multiple Deliverables”. Under ASC 605-25, the Company recognizes revenue from the multiple-deliverables that have value to the customer on a stand-alone basis. Deliverables in an arrangement that do not meet the separation criteria in ASC 605-25 are treated as one unit of accounting for purposes of revenue recognition.

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

Remote hosting services, where VSOE is based upon consistent pricing charged to customers based on volumes and performance requirements on a stand-alone basis and substantive renewal terms, are recognized ratably over the contract term as the services are performed. The remote hosting arrangements generally require the Company to perform one-time set-up activities and include a one-time set-up fee. This one-time set-up fee is generally paid by the customer at the time of contract execution. The Company has determined that these set-up activities do not constitute a separate unit of accounting, and accordingly, the related set-up fees are recognized protractedly over the term of the contract.

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

Recent Issued Accounting Guidance

In May 2011, the FASB issued an authoritative pronouncement on fair value measurement. The guidance is the result of joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework. The guidance is largely consistent with existing fair value measurement principles in GAAP. The guidance expands the existing disclosure requirements for fair value measurements and makes other amendments. The guidance is to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2011 for public entities. Early application by public entities is not permitted. The adoption of this guidance to have a significant effect on our consolidated financial statements.

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

Consolidated Results of Operations for the Three Months Ended March 31, 2012 and 2011.

The following table sets forth the results of our operations for the periods indicated:

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Net Sales	$214,633	$457,282
Cost of Sales	(232,533)	(377,729)
Gross Profit	(17,900)	79,562
Selling Expenses	(184,819)	(297,090)
Research and Development Expenses	(246,732)	(203,685)
General and Administrative Expenses	(313,553)	(267,783)
Operating Profit (Loss)	(763,004)	(688,996)
Other Income	0	24,997
Net Profit (Loss)	(768,426)	(661,525)
Gain/Loss Per Share	(0.17)	(0.14)
Basic Weighted Average Shares Outstanding	4,651,173	4,651,173
Diluted Weighted Average Shares Outstanding	4,651,173	4,651,173

Net Sales

For the three-month period ended March 31, 2012, our revenue was $214,633, a decrease of approximately 53% from our revenue of $457,291 for the comparable period in 2011. The decrease was mainly due to a significant decrease in software sales from $457,282 in the first quarter in 2011 to $214,633 for the comparable period in 2012.

Cost of Sales

Our cost of sales was $232,533 for the three-month period ended March 31, 2012, compared with $377,729 for the same period in 2011. This decrease was in line with the decrease in net sales.

Gross Profit

For the three-month period ended March 31, 2012, gross loss was ($17,900), representing a decrease of 122% against $79,562 for the comparable period in 2011. This decrease was in line with a decrease in net sales for the quarter.

Operating Expenses

Total operating expenses were $745,104 for the three-month period ended March 31, 2012, as compared to $768,558 for the comparable period in 2011, representing a decrease of 3%. The overall decrease in operating expenses was mainly attributable to decreases in selling expenses during the period.

Selling expenses were $184,819 for the three-month period ended March 31, 2012, representing a decrease of 38% against $297,090 for the comparable period in 2011. This decrease was primarily due to the decreased number of employees in our sales department.

Research and development expenses were $246,732 for the three-month period ended March 31, 2012, compared with $203,685 for the same period in 2011. The approximate 21% increase was attributable to our efforts in new projects in the first quarter of 2012.

General and administrative expenses were $313,553 for the three-month period ended March 31, 2012, as compared to $267,783 for the same period in 2011, an increase of 17%. The increase was primarily due to office equipment expenses in our Chengdu R&D center in the first quarter of 2012.

Operating Profit (Loss)

We recorded an operating loss $763,004 for the three-month period ended March 31, 2012 compared to an operating loss of $688,996 for the three-month period ended March 31, 2011, representing an increase in operating loss of 11%. The increase in operating loss for the first quarter of fiscal 2012 was due to our decreased sales from $457,291 in the three-month period ended March 31, 2011 to $214,633 for the comparable period in 2012.

Other Income

Our other income is mainly derived from a value added tax (“VAT”) refund associated with our software product sales. Software sales in China are subject to a 17% VAT. However, companies that develop their own software and have the software registered are generally entitled to a refund of the VAT. If the net amount of the VAT payable exceeds 3% of software product sales, then the excess portion of the VAT is refundable to us upon our application to tax authority. This policy is effective through 2012. Our other income was $0 for the three-month period ended March 31, 2012, as compared to $24,997 for the same period in 2011, representing a decrease of 100% in other income. The significant decrease was the result of a decrease in VAT refunds that we received from software product sales.

Liquidity and Capital Resources

For the three-month period ended March 31, 2012, we recorded a net loss of $768,426, or basic and diluted loss of $0.17 per share, compared to a net profit of $661,425, or basic and diluted profit of $0.14 per share, for the same period of 2011. Our capital requirements are primarily working capital requirements related to costs of hardware for network solution projects and costs associated with the expansion of our business. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to our hardware vendors are due. However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements. We have historically financed our working capital and other financing requirements through careful management of our billing cycle and, to a limited extent, bank loans.

Our accounts receivable balance at March 31, 2012 was $312,839, as compared to $203,910 at December 31, 2011. The increase of $108,929 was due to the receipt of two accounts receivable from two of our major customers.

Our inventory position at the end of the first quarter of fiscal 2012 was $1,406,346, as compared to $1,157,934 at December 31, 2011. This increase was mainly due to an increase in the number of projects that were not completed at the end of the quarter and remain work-in-progress (WIP).

We ended the first quarter of fiscal 2011 with a cash position of $214,695. We had a negative operating cash flow of $916,698, primarily due to a net loss of ($768,426) in the first quarter of 2012.

Although our revenues and operating results for any period are not necessarily indicative of future periods, we anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through 2012. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict. If we do need to raise additional funds, we expect to raise those funds through new issuances of shares of our equity securities in one or more public offerings or private placements, or through credit facilities extended by lending institutions.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had not entered into any off-balance sheet arrangements with any individuals or entities.

Contractual Obligations

As of March 31, 2012, we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

Date	Rent Payment Due
April 1, 2012 to March 31, 2013	$413,531
April 1, 2013 to March 31, 2014	$413,531

Related Party Transactions

The Company, from time to time, received from or made repayments to major stockholders who are also management members of the Company. The amounts due from/to stockholders do not bear any interest and do not have clearly defined terms of repayment.

As of March 31, 2012 and December 31, 2011, the amounts due to Mr. Yi He and Mr. Wei Li s were $327,010 and $260,470, respectively, representing advances from this stockholder.

ITEM 4.      CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated our disclosure controls and procedures and internal control over financial reporting. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO and CFO concluded that as of March 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FORLINK SOFTWARE CORPORATION, INC.

Date:	May 15, 2012	By:	/s/ Yi He
Yi He
Chief Executive Officer
(Authorized Officer)

Date:	May 15, 2012	By:	/s/ Hongkeung Lam
Hongkeung Lam
Chief Financial and Accounting Officer
(Principal Financial Officer)

