Form 10-Q
period 2012-06-30
FORLINK SOFTWARE CORP INC
filed 2012-08-14
CIK 866458

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012

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

On August 13, 2012, we had 4,651,173 shares of common stock issued and outstanding.

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

Forlink Software Corporation, Inc.

Consolidated Balance Sheets

(Expressed in US Dollars)

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$454,271	$1,692,449
Accounts receivable	298,218	203,910
Other receivables, deposits and prepayments (Note 3)	445,193	530,018
Loan receivable	0	0
Inventories (Note 4)	1,420,679	1,157,934
Deferred taxes assets	74,714	66,001

Total current assets	2,693,075	3,650,312

Property, plant and equipment (Note 6)	223,496	262,340
Long term investments (Note 7)	1,344,618	1,074,531

Total assets	$4,261,189	$4,987,183

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short term borrowings	$314,233	$317,496
Accounts payable	71,256	56,311
Amounts due to stockholders (Note 8)	232,428	260,470
Customer deposits	2,163,499	1,811,937
Other payables and accrued expenses (Note 9)	342,778	451,464
Income tax payable	0	0
Other tax payable	0	0
Deferred taxes debt	0	0

Total current liabilities	$3,124,194	$2,897,678

Stockholders’ equity
Common stock, par value $0.001 per share; 200,000,000 and 200,000,000 shares authorized; 4,966,173 and 4,966,173 shares issued and 4,651,173 and 4,651,173 shares outstanding, respectively	$99,322	$99,322
Treasury stock	(163,800)	(163,800)
Additional paid-in capital	10,042,773	10,195,693
Accumulated losses	(10,254,776)	(9,488,659)
Accumulated other comprehensive income	1,413,476	1,397,824
Non-controlling interest		49,125
Total stockholders’ equity	$1,136,995	$2,089,505

Total liabilities and stockholders’ equity	$4,261,189	$4,987,183

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.

Consolidated Statements of Operations

(unaudited)

(Expressed in US Dollars)

	Three Months ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net sales	$1,288,484	1,337,105	1,503,117	1,794,396
Cost of sales	(470,167)	(596,430)	(702,700)	(974,159)

Gross profit	818,317	740,675	800,417	820,237

Selling expenses	(176,150)	(235,365)	(360,969)	(532,455)
Research and development expenses	(245,087)	(194,359)	(491,819)	(398,044)
General and administrative expenses	(331,044)	(301,615)	(644,597)	(569,398)

Total operating expenses	(752,281)	(731,339)	(1,497,385)	(1,499,897)

Operating profit/(loss)	$66,036	9,336	(696,968)	(679,660)

Loss from equity method investee	-	(20,897)	-	(34,035)
Income from cost method investee	-	-	-	-
Interest income	409	945	1,342	3,715
Interest expenses	(3,346)	-	(9,701)	-
Impairment of assets	(79,052)	-	(79,052)	-

Other income, net	8,812	275	8,812	25,272

Profit / (Loss) before tax	$(7,141)	(10,341)	(775,567)	(684,708)

Income tax	9,450	(3,761)	9,450	(3,761)
Non-controlling interest	-	(10,706)	-	(23,648)

Net profit/(loss)	$2,309	(3,396)	(766,117)	(664,821)

Profit/(loss) per share	0.0005	(0.00073)	(0.14)	(0.14)

Weighted average common shares outstanding -basic and diluted	4,651,173	4,651,173	4,651,173	4,651,173

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.

Consolidated Statements of Cash Flows

Increase in Cash and Cash Equivalents

(unaudited)

(Expressed in US Dollars)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net profit/(loss)	$(766,117)	$(664,821)
Adjustments to reconcile net profit/(loss) to net cash provided by/(used in) operating activities
Non-controlling interest	-	(23,648)
(Gain)/loss from write-off of property, plant and equipment
Depreciation of property, plant and equipment	51,909	62,771
Interest expenses	-	-
(Income)/Loss from equity method investee	-	34,035
Impairment of assets	79,052	-
Effect of deferred taxes	(9,391)	(1,378)

Change in:
Accounts receivables	(96,403)	(434,325)
Other receivables, deposits and prepayments	79,379	(32,993)
Inventories	(274,643)	(222,381)
Accounts payable	15,524	(375,616)
Amounts due to stockholders	(25,366)	(6,905)
Customer deposits	370,180	36,029
Other payables and accrued expenses	(104,047)	(132,099)
Income tax payable	-	-
Other taxes payable	-	(22,083)

Net cash provided by/(used in) operating activities	(679,923)	(1,783,414)

Cash flows from investing activities
Purchase of long term investment	(361,368)	-
Buyout of Non-controlling interest	(202,046)	(4,599)
Acquisition of property, plant and equipment	(30,796)	-
Proceeds from disposal of long term investment	-	14,849
Dividend from investee	-	-
Loan to another company	-	(1,066,240)

Net cash used in investing activities	(594,210)	(1,055,990)

Cash flows from financing activities
Proceeds from short term borrowings	-	-
(Repayments to)/advances from stockholders	-	-
Proceeds from issuances of common stock under Plan 2002	-	-

Net cash provided by financing activities	-	-

Effect of exchange rate changes	35,955	73,824

Net increase/(decrease) in cash and cash equivalents	(1,238,178)	(2,765,580)

Cash and cash equivalents at beginning of period	1,692,449	3,580,269

Cash and cash equivalents at end of period	$454,271	$814,689
Supplemental disclosure of cash flow information
Income tax paid	$-	$5,157
Interest paid	$9,701	$-

See accompanying notes to unaudited consolidated condensed financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Forlink Software Corporation, Inc. (the “Company” or the “Registrant” or “Forlink”), is a Nevada corporation which was originally incorporated on January 7, 1986 as “Why Not?, Inc.” under the laws of the State of Utah and subsequently reorganized under the laws of Nevada on December 30, 1993. From 1996 until 1999, the Company continued as an unfunded venture in search of a suitable business acquisition or business combination.

On November 3, 1999, we entered into a Plan of Reorganization with Beijing Forlink Software Technology Co., Ltd., (hereinafter “BFSTC”), a limited liability company organized under the laws of the PRC, under the terms of which BFSTC gained control of the Company. Pursuant to the Plan of Reorganization, we acquired 100% of the registered and fully paid-up capital of BFSTC in exchange for 20,000,000 shares of the Company's authorized, but unissued, common stock. BFSTC is engaged in the provision of computer software consultancy and engineering services and the development and sale of computer software in the PRC. As a part of its computer consultancy and engineering services, BFSTC is also engaged in the sale of computer hardware. In June 2001, BFSTC changed its name to Forlink Technologies Co. Ltd. (“FTCL”). FTCL is our major operating subsidiary in China.

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

On June 18, 2003, Forlink Technologies (Hong Kong) Limited (“FTHK”) was incorporated in Hong Kong Special Administrative Region as a limited liability company. In December 2003, FTHK became a wholly owned subsidiary of Forlink. FTHK is an investment holding company. Because of the favorable business environment in Hong Kong, we can simplify and speed up investment transactions through this subsidiary. Through FTHK, on December 18, 2003, we invested $760,870 in All China Logistics Online Co., Ltd. ("All China Logistics"), a privately held PRC company and a leading provider of logistic services in China, in exchange for a 17.8% equity interest. Through this investment, we have become the second largest shareholder of All China Logistics and its sole software solution provider. FTHK is also responsible for directly importing from overseas companies certain hardware needed for product integration, which allows us to improve our hardware pass-through profit margin. On August 2008, FTHK transferred all its ownership of All China Logistics to FTHX.

On June 14, 2004, Forlink Technologies (Chengdu) Limited (“FTCD”) was established as a limited liability company in Chengdu, PRC and subsequently became a wholly owned subsidiary of FTHK in September 2004. FTCD is in the business of providing software outsourcing services and software development. The registered capital of FTCD is $5,000,000 and the fully paid up capital was $750,000 as of December 31, 2005. In April 2006, FTHK further invested $130,000 in FTCD. FTCD commenced operations in late 2005. The registered capital of FTCD was reduced to $200,000 in December 2007.

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

On October 3, 2006, we entered into a Transfer of Right to Invest and Project Cooperation Agreement (“Statelink Agreement”) with Statelink International Group, Ltd., a British Virgin Islands company (“Statelink”), pursuant to which we acquired 22.73% registered capital in Guangxi Caexpo International Trade and Logistics Co., Ltd. (“Guangxi Caexpo”), a PRC limited liability company in the businesses of real estate development, advertising and computer distribution, for cash consideration of $2,557,545 (RMB 20,000,000) from BFHX and stock consideration of 13,000,000 shares of our restricted common stock. Thereafter, we also won a contract from Guangxi Caexpo to build an “Electronic Trade and Logistics Information Platform and Call Center” (the “Project”). On October 26, 2006, BFHX established Forlink Technologies (Guangxi) Limited (“FTGX”), a PRC limited liability company and wholly owned subsidiary, to carry out this contract. At the time of incorporation, BFHX injected RMB 20,000,000 (approximately US$2,557,545) as registered capital to FTGX. The Project was completed in the fourth quarter of 2007, and with the successful deployment of the relevant software, the client signed the final inspection report in January 2009. On August 20, 2010, the Company transferred all its ownership interests in Guangxi Caexpo to Guangxi Sanqi Investment Co., Ltd for the amount of Guangxi Caexpo’s 22.73% fully paid capital. The Company received a cash payment of $3,024,355 (RMB 20,000,000).

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

On July 12, 2007, we invested through FTGX, $1,063,830 (RMB 8,000,000) in Nanning Bulk Commodities Exchange Corporation Limited (“NNBCE”), a privately held PRC company, for an 80% equity interest. NNBCE became a subsidiary of FTGX. NNBCE, established on April 29, 2007, commenced operations on March 28, 2008, and provides logistical e-commerce service. On February 2, 2012, FTGX purchased 10% equity interest (RMB 1,000,000) in NNBCE from Guangxi Caexpo; the ratio of FTGX’s holding was changed into a 90% equity interest.

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

Forlink, its subsidiaries and VIE (hereinafter collectively referred to as the “Company”), are all operating companies. Set forth below is a diagram illustrating the Company’s corporate structure as of June 30, 2012:

8

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America that include the financial statements of Forlink and its subsidiaries and VIE, namely, FTCL, FTHK, BFHX, FTCD, FTGX, and NNBCE. All inter-entiry transactions and balances have been eliminated.

Non-controlling interests at the balance sheet date, being the portion of the net assets of subsidiaries attributable to equity interests that are not owned by Forlink, whether directly or indirectly through subsidiaries, are presented in the consolidated balance sheet as a separate line in the section of shareholders’ equity. Non-controlling interests in the results of the Company for the years are also separately presented in the income statement.

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

Foreign Currency Translation and Transactions

The functional currency of Forlink is the US Dollar (“US$”) and the financial records are maintained and the financial statements prepared in US$. The functional currency of FTHK is the HK Dollar (“HK$”) and its financial records are maintained, and its financial statements prepared, in HK$. The functional currency of FTCL, BFHX, FTCD, FTGX, and NNBCE is the Renminbi (“RMB”) and their financial records are maintained, and their financial statements are prepared, in RMB.

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

The financial statements of the Company’s operations based outside of the United States have been translated into US$ under the guidance of the FASB Accounting Standards Codification (ASC) Topic 830 “Foreign Currency Matters.” Management has determined that the functional currency for each of the Company’s foreign operations is its applicable local currency. When translating functional currency financial statements into US$, year-end exchange rates are applied to the consolidated balance sheets, while average period rates are applied to consolidated statements of operations. Translation gains and losses are recorded in translation reserve as a component of stockholders’ equity.

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

The exchange rates used as of June 30, 2012 and December 31, 2011 are US$1:HK$7.79:RMB6.36, and US$1:HK$7.80:RMB6.30, respectively. The weighted average rates ruling for the periods ended June 30, 2012 and June 30, 2011 are US$1:HK$7.79:RMB6.33, and US$1:HK$7.79:RMB6.55, respectively.

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

Fair Values of Financial Instruments

The carrying amounts of financial instruments (cash and cash equivalents, investments, accounts receivable and accounts payable) approximate their fair values as of June 30, 2012 and December 31, 2011 because of the relatively short-term maturity of these instruments.

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

Revenue from non-software, multiple-element arrangements is recognized in accordance with ASC 605-25, “Revenue Arrangements with Multiple Deliverables.” Under ASC 605-25, the Company recognizes revenue from the multiple-deliverables that have value to the customer on a stand-alone basis. Deliverables in an arrangement that do not meet the separation criteria in ASC 605-25 are treated as one unit of accounting for purposes of revenue recognition.

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

The Company did not adopt any new share-based compensation plans in 2012. 200,000 stock options issued under the Company’s 2002 Stock Plan were exercised during the year 2008.

Advertising costs

All advertising costs incurred in the promotion of the Company’s products and services are expensed as incurred. Advertising expenses were insignificant for the three months ended June 30, 2012 and 2011.

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

In December 2011, the FASB has issued an authoritative pronouncement related to Disclosures about Offsetting Assets and Liabilities. The guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. We are in the process of evaluating the effect of adoption of this guidance on our consolidated financial statements

NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	June 30,	December 31,
	2012	2011

Other receivables	$277,723	$487,330
Deposits	58,498	8,247
Prepayments	108,972	34,441

	$445,193	$530,018

Other receivables include deposits for operating leases and advances to employee for traveling outlays.

NOTE 4 - INVENTORIES

	June 30,	December 31,
	2012	2011

Computer hardware and software	$103,459	$90,851
Work-in-progress	1,317,220	1,067,083

	$1,420,679	$1,157,934

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

As of June 30, 2012 and December 31, 2011, the amounts due to this stockholder were $232,428 and $260,470, respectively, representing advances from this stockholder for our working capital.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

	June 30,	December 31,
	2012	2011

Building	$180,137	$180,137
Computer and office equipment	1,074,972	1,066,908
Motor vehicles	149,657	149,657
	1,404,766	1,396,702
Less: Accumulated depreciation	(1,181,270)	(1,134,362)

	$223,496	262,340

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, one of the stockholders, directors and officers of the Company. By a stockholders’ resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. In 2005, the title to the building was transferred to Forlink Technologies (Chengdu) Limited.

NOTE 7 - LONG TERM INVESTMENTS

	June 30,	December 31,
	2012	2011

Equity investments	$-	$-
Cost investments	1,344,618	1,074,531

	$1,344,618	1,074,531

In December 2003, the Company invested $760,870 in a privately held PRC company, All China Logistics Online Co., Ltd., for a 17.8% equity interest. The Company has recorded the investment at cost because it does not have the ability to exercise significant influence over the investee.

On October 24, 2005, the Company set up China Liquid Chemical Exchange Company Limited, a limited liability company in PRC, and shares the risk and rewards up to the equity interest of 13.46%. The consideration is made in form of the Company-developed “For-Online Electronic Trading System” without any cash outflow. Therefore, the Company recorded the contribution of software at the lower of its carrying amount or fair value, and accounted for under the equity method under SOP 78-9. China Liquid Chemical Exchange Company Limited paused its operations as of December 31, 2011. The value of the investment was $0 as of June 30, 2012.

On October 12, 2006, the Company entered into a definitive agreement to acquire 12.5% of registered capital in Wuxi Stainless Steel Exchange Co., Ltd. (“Wuxi”), a private held PRC company. In exchange for the 12.5% registered capital, the Company was to deploy a proprietary, integrated software solution (“software”), estimated at RMB 1,000,000, by reference to the similar products sold to third parties in 2006, to support Wuxi’s operations, plus RMB 250,000 cash payment to Wuxi. In 2006, the Company contributed cash of $31,969 (RMB 250,000), the software been deployed to Wuxi in December 2006. The Company recorded the investment at cost because it does not have the ability to exercise significant influence over Wuxi. On January 14, 2007, the Company entered into a Share Transfer Agreement with a major shareholder of Wuxi to transfer 2.5% interest in Wuxi held by the Company to the major shareholder for a cash payment of RMB 500,000. After this transfer, the Company continues to hold a 10% equity interest in Wuxi. On February 2, 2012, Wuxi increased its registered capital to RMB 50,000,000, and since we invested additional funds into Wuxi, the ratio of our holding was still as a 10% equity interest.

On September 17, 2007, the Company invested $99,734 in a privately held PRC Company, Ningbo Bulk Commodities Exchange Corporation Limited (“NBBCE”), for a 25% equity interest. The Company’s investment was made through BFHX. The Company recorded the investment at cost as the Company does not have the ability to exercise significant influence over NBBCE because NBBCE’s strategic and business decisions are dominated by another major shareholder. NBBCE paused its operations as of December 31, 2011. The value of the investment was $0 from the end of 2011.

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

On October 8, 2010, the Company invested $151,213 (RMB 1,000,000), through BFHX, in Shanghai Shipping Freight Exchange Co., LTD (“SSFE”), a PRC limited liability company, established on October 8, 2010, for a 5% equity interest. SSFE did not commence its operations until March 25, 2011. The Company has recorded the investment at cost because it does not have the ability to exercise significant influence over the investee.

NOTE 8 - OTHER PAYABLES AND ACCRUED EXPENSES

	June 30,	December 31,
	2012	2011

Other payables	$167,300	$258,912
Accrued salaries & wages	175,478	192,552

	$342,778	$451,464

Other payables include rental payable and utilities payable.

NOTE 9 – NON-CONTROLLING INTEREST

On February 2, 2012, the Company, through its subsidiary BFHX, acquired the remaining 10% equity interest in NNBCE that it did not previously own, for a total purchase amount of $203,884 (RMB 1,285,960).

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

As part of the PRC government’s policy of encouraging software development in the PRC, companies that fulfill certain criteria set by the relevant authorities, and which develop their own software products and have the software products registered with the relevant authorities in the PRC, are entitled to a refund of VAT equivalent to the excess over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales). The excess portion of the VAT is refundable and is recorded by the Company on an accrual basis. The VAT rebate included in other income was $8,812 and $275 for the three months ended June 30, 2012 and 2011, respectively.

NOTE 12– COMPREHENSIVE INCOME/(LOSS)

The components of comprehensive income/(loss) were as follows:

	Three Months Ended June 30,
	2012	2011

Net profit/(loss)	$(766,117)	$(664,821)
Foreign currency translation adjustment	15,652	175,964
Comprehensive income/(loss)	$(750,465)	$(488,857)

NOTE 13 - CONCENTRATION OF CUSTOMERS

During the year, the following customers accounted for more than 10% of total sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales derived from:
Customer A	841,723	719,657	841,723	719,657
Customer B	*	158,001	*	316,001
Customer C	*	*	*	*
Customer D	29,104	51,530	29,104	65,861
Customer E	*	175,942	108,893	274,910

% of total net sales from:
Customer A	65%	54%	56%	40%
Customer B	*	12%	*	18%
Customer C	*	*	*	*
Customer D	2%	4%	2%	4%
Customer E	*	13%	7%	15%

Account receivable from:
Customer A			*	65,914
Customer B			*	2,064,076
Customer C			*	269,359
Customer D			*	*
Customer E			108,214	176,804

% of total accounts receivable from:
Customer A			*	2%
Customer B			*	55%
Customer C			*	7%
Customer D			*	*
Customer E			36%	5%

* Less than 10%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Revenues

Our business includes Forlink’s “For-series” brand software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and “For-series” related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

	Three Months Ended June 30,
	2012	2011

Sales of For-series software	$1,288,484	$1,237,734
as a percentage of net sales	100%	93%

For-series related system integration	$0	$99,371
as a percentage of net sales	0%	7%

As indicated in the foregoing table, sales of For-series software increased by 4% to $1,288,484 in the second quarter of 2012 from $1,237,734 in the comparable quarter of 2011. For-series related system integration as a percentage of net sales decreased from $99,371 or 7% in the comparable quarter of 2011 to $0 or 0% in the second quarter of 2012. The gross margins for the three months ended June 30, 2012 and 2011 were 64% and 55%, respectively.

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

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and the State Tax Bureau respectively, FTCL received full exemption from EIT for fiscal years 1999 through 2002, and a 50% EIT reduction at the rate of 7.5% for fiscal years 2003 through 2005. As of June 30, 2012, FTCL was entitled to an EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX received full exemption from EIT for fiscal years 2004 through 2006. As of June 30, 2012, BFHX was entitled to an EIT rate of 25%.

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

Exchange rates among US$, HK$ and RMB had minimal fluctuations during the periods presented. The applicable rates as of June 30, 2012 are US$1: HK$7.788: RMB6.365. The weighted average rates applicable for the three months ended June 30, 2012 are US$1: HK$7.789: RMB6.325.

June 30, 2012
Applicable Rates	$1 US = 7.788 HK	1 US = 6.365 RMB
Weighted Average Rates : Three Months Ended June 30, 2012	$1 US = 7.789 HK	1 US = 6.325 RMB

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

Revenue Recognition

We generally provide services under multiple element arrangements, which include software license fees, hardware and software sales and system integration services including consulting, implementation, and software maintenance. We evaluate revenue recognition on a contract-by-contract basis as the terms of each arrangement vary. The evaluation of the contractual arrangements often requires judgments and estimates that affect the timing of revenue recognized in the statements of operations. Specifically, we may be required to make judgments about:

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

Consolidated Results of Operations for the Three Months Ended June 30, 2012 and 2011.

The following table sets forth the results of our operations for the periods indicated:

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011
Net Sales	$1,288,484	$1,337,105
Cost of Sales	(470,167)	(596,430)
Gross Profit	818,317	740,675
Selling Expenses	(176,150)	(235,365)
Research and Development Expenses	(245,087)	(194,359)
General and Administrative Expenses	(331,044)	(301,615)
Operating Profit (Loss)	(752,281)	(731,339)
Other Income	8,812	275
Net Profit (Loss)	2,309	(14,102)
Gain/Loss Per Share	0.0005	(0.003)
Basic Weighted Average Shares Outstanding	4,651,173	4,651,173
Diluted Weighted Average Shares Outstanding	4,651,173	4,651,173

Net Sales

For the three-month period ended June 30, 2012 our revenue was $1,288,484, a decrease of approximately 4% from our revenue of $1,337,105 for the comparable period in 2011. The decrease was mainly due to a decrease in system integration sales. We had no system integration sales in the second quarter in 2012, as compared to $99,371 in system integration sales for the comparable period in 2011. This decrease in sales was due to a decrease in customer demand. Normally system integration sales accompany our software sales based on the needs of our customers. In November 2011, the China State Council (the “Council”) proposed several improvements to the current rules and regulation of China’s electronic and online trading markets, which has led to an overall decrease in the demand for e-trade software pending finalization of the Council’s proposals.

Cost of Sales

Our cost of sales was $470,167 for the three-month period ended June 30, 2012, compared with $596,430 for the same period in 2011. This decrease was in line with the decrease in net sales.

Gross Profit

For the three-month period ended June 30, 2012, gross profit was $818,317, representing an increase of 10% against $740,675 for the comparable period in 2011. This increase was in line with a decrease in system integration sales for the quarter. Although net sales decreased and system integration sales were zero, software sales increased for the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011. Since system integration sales have a lower profit margin than software sales, our total gross profit increased with the increase in our software sales.

Operating Expenses

Total operating expenses were $752,281 for the three-month period ended June 30, 2012, as compared to $731,339 for the comparable period in 2011, representing an increase of 3%. The overall increase in operating expenses was mainly attributable to increases in research and development expenses during the period.

Selling expenses were $176,150 for the three-month period ended June 30, 2012, representing a decrease of 25% against $235,365 for the comparable period in 2011. This decrease was primarily due to the decreased number of employees in our sales department.

Research and development expenses were $245,087 for the three-month period ended June 30, 2012, compared with $194,359 for the same period in 2011. The approximate 26% increase was attributable to our efforts in new projects in the second quarter of 2012.

General and administrative expenses were $331,044 for the three-month period ended June 30, 2012, as compared to $301,615 for the same period in 2011, an increase of 10%. The increase was primarily due to office equipment expenses in the second quarter of 2012.

Operating Profit (Loss)

We recorded an operating profit $66,036 for the three-month period ended June 30, 2012 compared to an operating profit of $9,336 for the three-month period ended June 30, 2011, representing an increase in operating profit of 607%. The increase in operating profit for the second quarter of fiscal 2012 was due to our increased gross profit from $740,675 in the three-month period ended June 30, 2011 to $818,317 for the comparable period in 2012.

Other Income

Our other income is mainly derived from a value added tax (“VAT”) refund associated with our software product sales. Software sales in China are subject to a 17% VAT. However, companies that develop their own software and have the software registered are generally entitled to a refund of the VAT. If the net amount of the VAT payable exceeds 3% of software product sales, then the excess portion of the VAT is refundable to us upon our application to tax authority. This policy is effective through 2012. Our other income was $8,812 for the three-month period ended June 30, 2012, as compared to $275 for the same period in 2011, representing an increase of 3104% in other income. The significant increase was the result of an increase in VAT refunds that we received from software product sales.

Consolidated Results of Operations for the Six Months Ended June 30, 2012 and 2011.

The following table sets forth the results of our operations for the periods indicated:

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
Net Sales	$1,503,117	$1,794,396
Cost of Sales	(702,700)	(974,159)
Gross Profit	800,417	820,237
Selling Expenses	(360,969)	(532,455)
Research and Development Expenses	(491,819)	(398,044)
General and Administrative Expenses	(644,597)	(569,398)
Operating Profit (Loss)	(696,968)	(679,660)
Other Income	8,812	25,272
Net Profit (Loss)	(766,117)	(664,821)
Gain/Loss Per Share	(0.16)	(0.14)
Basic Weighted Average Shares Outstanding	4,651,173	4,651,173
Diluted Weighted Average Shares Outstanding	4,651,173	4,651,173

Net Sales

For the six-month period ended June 30, 2012, our revenue was $1,503,117, a decrease of 16% from our revenue of $1,794,396 for the comparable period in 2011. This decrease in revenue for the six-month period ended June 30, 2012 compared to the same period ended June 30, 2011 was mainly due to a decrease in sales of For-series software. In November 2011, the Council proposed several improvements to the current rules and regulation of China’s electronic and online trading markets, which has led to an overall decrease in demand for e-trade software pending finalization of the Council’s proposals.

Cost of Sales

Our cost of sales was $702,700 in the six-month period ended June 30, 2012, representing a decrease of 28% from $974,159 for the comparable period in 2011. The decrease in our cost of sales was in line with our overall net sales.

Gross Profit

For the six-month period ended June 30, 2012, gross profit was $800,417, representing a decrease of 2% from $820,237 for the comparable period in 2011. This decrease in our gross profit was in line with a decrease in both the sales of For-series software and the sales of system integration. In November 2011, the Council proposed several improvements to the current rules and regulation of China’s electronic and online trading markets, which has led to an overall decrease in demand for e-trade software pending finalization of the Council’s proposals.

Operating Expenses

Total operating expenses were $1,497,385 in the six-month period ended June 30, 2012 compared with $1,499,897for the six-month period ended June 30, 2011, representing steady. The steady in operating expenses during the second quarter ended June 30, 2012 was mainly attributable to increase in general and administrative expenses, accompanied with a decrease in selling expenses during the period.

Selling expenses were $360,969 in the six-month period ended June 30, 2012 representing a decrease of 32% from $532,455 for the comparable period in 2011. This decrease was primarily due to a decreased marketing fee during the six-month period ended June 30, 2011.

Research and development expenses were $491,819 in the six-month period ended June 30, 2012 compared with $398,044 in the six month period ended June 30, 2011, representing an increase of 24%. The increase in R&D expenses was due to our increased capital input on research and development for internal projects.

General and administrative expenses were $644,597 in the six-month period ended June 30, 2012 compared with $569,398 for the comparable period ended June 30, 2011, representing an increase of 13%. The increase was primarily due to office equipment expenses in our Chengdu R&D center.

Operating Profit (Loss)

We recorded an operating loss ($696,968) for the six-month period ended June 30, 2012, representing an increased loss of 2.5% from an operating loss of ($679,660) for the comparable period in 2012. The increase in operating loss during the first six months of fiscal 2012 was attributable to a decrease in gross profit during the period.

Other Income

Our other income was $8,812 for the six-month period ended June 30, 2012, representing a decrease of 65% as compared to $25,272 for the comparable period in 2011. The decrease was due to an increase in VAT refunds we received during the six-month period ended June 30, 2012.

Liquidity and Capital Resources

For the six-month period ended June 30, 2012, we recorded a net loss of $766,117, or basic and diluted loss of $0.16 per share, compared to a net loss of $664,821 or basic and diluted loss of $0.14 per share, for the same period of 2011. Our capital requirements are primarily working capital requirements related to costs of hardware for network solution projects and costs associated with the expansion of our business. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to our hardware vendors are due. However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements. We have historically financed our working capital and other financing requirements through careful management of our billing cycle and, to a limited extent, bank loans.

Our accounts receivable balance at June 30, 2012 was $298,218, as compared to $203,910 at December 31, 2011. The increase of $94,308 was due to the receipt of one accounts receivable from one of our major customers.

Our inventory position at the end of the second quarter of fiscal 2012 was $1,420,679, as compared to $1,157,934 at December 31, 2011. This increase was mainly due to an increase in the number of projects that were not completed at the end of the quarter and remain work-in-progress (WIP).

We ended the second quarter of fiscal 2012 with a cash position of $454,271. We had a negative operating cash flow of $679,923, primarily due to a net loss of ($766,117) in the second quarter of 2012.

Although our revenues and operating results for any period are not necessarily indicative of future periods, we anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through 2012. In June 2012, we signed a bank loan finance contract with China Mingsheng Bank Ltd. We received a credit of RMB 2,000,000 to meet our working capital. As of the end of June 30, 2012, the balance of our bank loan was RMB 2,000,000. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict. If we do need to raise additional funds, we expect to raise those funds through new issuances of shares of our equity securities in one or more public offerings or private placements, or through credit facilities extended by lending institutions.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had not entered into any off-balance sheet arrangements with any individuals or entities.

Contractual Obligations

As of June 30, 2012, we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

Date	Rent Payment Due
July 1, 2012 to June 30, 2013	$397,078
July 1, 2013 to June 30, 2014	$29,878

Related Party Transactions

The Company, from time to time, received from or made repayments to one major stockholder who is also a management member of the Company. The amounts due from/to this stockholder do not bear any interest and do not have clearly defined terms of repayment.

As of June 30, 2012 and December 31, 2011, the amounts due to Mr. He Yi were $232,428 and $260,470, respectively, representing advances from this stockholder.

ITEM 4.      CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated our disclosure controls and procedures and internal control over financial reporting. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO and CFO concluded that as of June 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit No. 3.1 of the Form 10-QSB for the quarter ended March 31, 2000, and filed on May 15, 2000.)

3.2	Bylaws dated May 11, 2000. (Incorporated by reference to Exhibit No. 3.2 of the Form 10-QSB for the quarter ended March 31, 2000, and filed on May 15, 2000.)

3.3	Text of Amendment to Bylaws of Forlink Software Corporation, Inc. (Incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed on January 18, 2007)

3.4	Certificate of Amendment to Increase Number of Authorized Shares of Common Stock as filed with the Nevada Secretary of State on April 4, 2007 (Incorporated by reference to Exhibit No. 3.2 of the Form 10-K for the year ended December 31, 2008, and filed on March 30, 2009.)

3.5	Certificate of Amendment to Effect a 1-for-20 Reverse Stock Split as filed with the Nevada Secretary of State on February 21, 2008 (Incorporated by reference to Exhibit No. 3.3 of the Form 10-K for the year ended December 31, 2008, and filed on March 30, 2009.)

10.1	Loan Agreement between Forlink Software Corporation, Inc. and China Mingsheng Bank Ltd., dated June 4, 2012 (filed herewith)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORLINK SOFTWARE CORPORATION, INC.

Date:	August 14, 2012	By:	/s/ Yi He
Yi He
Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2012	By:	/s/ Hongkeung Lam
Hongkeung Lam
Chief Financial and Accounting Officer
(Principal Financial and Accounting Officer)

