Form 10-Q
period 2012-09-30
FORLINK SOFTWARE CORP INC
filed 2012-11-13
CIK 866458

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_________ to________.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

On November 9, 2012, we had 4,651,173 shares of common stock issued and outstanding.

FORLINK SOFTWARE CORPORATION, INC.

FORM 10-Q

INDEX

		Page Number

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	1

	Consolidated Balance Sheet as of September 30, 2012	2

	Consolidated Statements of Operations	3

	Consolidated Statements of Cash Flows	4

	Notes to the Consolidated Financial Statements as of September 30, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	21

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 6.	Exhibits	31

SIGNATURES		32

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

Forlink Software Corporation, Inc.

Consolidated Balance Sheets

(Expressed in US Dollars)

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$223,143	$1,692,449
Accounts receivable	346,751	203,910
Other receivables, deposits and prepayments (Note 3)	453,345	530,018
Loan receivable	0	0
Inventories (Note 4)	1,436,689	1,157,934
Deferred taxes assets	101,865	66,001

Total current assets	2,561,793	3,650,312

Property, plant and equipment (Note 6)	211,576	262,340
Long term investments (Note 7)	1,360,931	1,074,531

Total assets	$4,134,300	$4,987,183

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short term borrowings	$317,632	$317,496
Accounts payable	82,947	56,311
Amounts due to stockholders (Note 5)	375,043	260,470
Customer deposits	2,194,077	1,811,937
Other payables and accrued expenses (Note 8)	523,711	451,464
Income tax payable	0	0
Other tax payable	0	0
Deferred taxes debt	0	0

Total current liabilities	$3,493,410	$2,897,678

Stockholders’ equity
Common stock, par value $0.001 per share; 200,000,000 and 200,000,000 shares authorized; 4,966,173 and 4,966,173 shares issued and 4,651,173 and 4,651,173 shares outstanding, respectively	$99,322	$99,322
Treasury stock	(163,800)	(163,800)
Additional paid-in capital	10,040,675	10,195,693
Accumulated losses	(10,775,964)	(9,488,659)
Accumulated other comprehensive income	1,440,657	1,397,824
Non-controlling interest		49,125
Total stockholders’ equity	$640,890	$2,089,505

Total liabilities and stockholders’ equity	$4,134,300	$4,987,183

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.

Consolidated Statements of Operations

(unaudited)

(Expressed in US Dollars)

	Three Months ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net sales	$669,967	1,228,027	2,173,084	3,022,423
Cost of sales	(431,786)	(344,568)	(1,134,486)	(1,318,727)

Gross profit	238,181	883,459	1,038,598	1,703,696

Selling expenses	(180,061)	(197,029)	(541,030)	(729,484)
Research and development expenses	(222,165)	(109,794)	(713,984)	(507,838)
General and administrative expenses	(377,566)	(335,519)	(1,022,163)	(904,917)

Total operating expenses	(779,792)	(642,342)	(2,277,177)	(2,142,239)

Operating profit/(loss)	$(541,611)	241,117	(1,238,579)	(438,543)

Loss from equity method investee	-	(6,975)	-	(41,010)
Income from cost method investee	-	-	-	-
Interest income	682	1,219	2,024	4,934
Interest expenses	(6,562)	-	(16,263)	-
Impairment of assets	142	-	(78,910)	-

Other income/(loss), net	-	151	8,812	25,423

Profit / (Loss) before tax	$(547,349)	235,512	(1,322,916)	(449,196)

Income tax	26,161	(5,288)	35,611	(9,049)
Non-controlling interest	-	(11,162)	-	(34,810)

Net profit/(loss)	$(521,188)	241,386	(1,287,305)	(423,435)

Profit/(loss) per share	(0.11)	0.05	(0.14)	(0.09)

Weighted average common shares outstanding -basic and diluted	4,651,173	4,651,173	4,651,173	4,651,173

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.

Consolidated Statements of Cash Flows

Increase in Cash and Cash Equivalents

(unaudited)

(Expressed in US Dollars)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities
Net profit/(loss)	$(1,287,305)	$(423,435)
Adjustments to reconcile net profit/(loss) to net cash provided by/(used in) operating activities Non-controlling interest	-	(34,810)
(Gain)/loss from write-off of property, plant and equipment
Depreciation of property, plant and equipment	79,861	93,538
Interest expenses	-	-
(Income)/Loss from equity method investee	-	41,010
Impairment of assets	78,910	-
Effect of deferred taxes	(35,836)	3,920

Change in:
Accounts receivables	(142,754)	(404,832)
Other receivables, deposits and prepayments	76,900	(160,117)
Inventories	(278,258)	(364,602)
Accounts payable	26,612	(445,293)
Amounts due to stockholders	114,461	(390,197)
Customer deposits	381,363	35,895
Other payables and accrued expenses	72,053	(119,197)
Income tax payable	-	9,049
Other taxes payable	-	(22,301)

Net cash provided by/(used in) operating activities	(913,993)	(2,181,372)

Cash flows from investing activities
Purchase of long term investment	(365,276)	-
Buyout of Non-controlling interest	(204,231)	-
Acquisition of property, plant and equipment	(30,400)	(32,259)
Proceeds from disposal of long term investment	-	14,995
Dividend from investee	-	-
Loan to another company	-	-

Net cash used in investing activities	(599,907)	(17,264)

Cash flows from financing activities
Proceeds from short term borrowings	-	-
(Repayments to)/advances from stockholders	-	-
Proceeds from issuances of common stock under Plan 2002	-	-

Net cash provided by financing activities	-	-

Effect of exchange rate changes	44,594	112,880

Net increase/(decrease) in cash and cash equivalents	(1,469,306)	(2,085,756)

Cash and cash equivalents at beginning of period	1,692,449	3,580,269

Cash and cash equivalents at end of period	$223,143	$1,494,513

Supplemental disclosure of cash flow information
Income tax paid	$-	$5,208
Interest paid	$16,263	$-

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

Forlink, its subsidiaries and VIE (hereinafter collectively referred to as the “Company”), are all operating companies. Set forth below is a diagram illustrating the Company’s corporate structure as of September 30, 2012:

8

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America that include the financial statements of Forlink and its subsidiaries and VIE, namely, FTCL, FTHK, BFHX, FTCD, FTGX, and NNBCE. All inter-entity transactions and balances have been eliminated.

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

The exchange rates used as of September 30, 2012 and December 31, 2011 are US$1:HK$7.79:RMB6.30, and US$1:HK$7.80:RMB6.30, respectively. The weighted average rates ruling for the periods ended September 30, 2012 and September 30, 2011 are US$1:HK$7.79:RMB6.34, and US$1:HK$7.79:RMB6.44, respectively.

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

Fair Values of Financial Instruments

The carrying amounts of financial instruments (cash and cash equivalents, investments, accounts receivable and accounts payable) approximate their fair values as of September 30, 2012 and December 31, 2011 because of the relatively short-term maturity of these instruments.

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

Advertising costs

All advertising costs incurred in the promotion of the Company’s products and services are expensed as incurred. Advertising expenses were insignificant for the three months ended September 30, 2012 and 2011.

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

NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	September 30,	December 31,
	2012	2011

Other receivables	$299,966	$487,330
Deposits	37,276	8,247
Prepayments	116,103	34,441

	$453,345	$530,018

Other receivables include deposits for operating leases and advances to employee for traveling outlays.

NOTE 4 - INVENTORIES

	September 30,	December 31,
	2012	2011

Computer hardware and software	$103,131	$90,851
Work-in-progress	1,333,558	1,067,083

	$1,436,689	$1,157,934

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

As of September 30, 2012 and December 31, 2011, the amounts due to this stockholder were $375,043 and $260,470, respectively, representing advances from this stockholder for our working capital.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

	September 30,	December 31,
	2012	2011

Building	$180,137	$180,137
Computer and office equipment	1,095,999	1,066,908
Motor vehicles	149,657	149,657
	1,425,793	1,396,702
Less: Accumulated depreciation	(1,214,217)	(1,134,362)

	$211,576	262,340

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, one of the stockholders, directors and officers of the Company. By a stockholders’ resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. In 2005, the title to the building was transferred to Forlink Technologies (Chengdu) Limited.

NOTE 7 - LONG TERM INVESTMENTS

	September 30,	December 31,
	2012	2011

Equity investments	$-	$-
Cost investments	1,360,931	1,074,531

	$1,360,931	1,074,531

In December 2003, the Company invested $760,870 in a privately held PRC company, All China Logistics Online Co., Ltd., for a 17.8% equity interest. The Company has recorded the investment at cost because it does not have the ability to exercise significant influence over the investee.

On October 24, 2005, the Company set up China Liquid Chemical Exchange Company Limited, a limited liability company in PRC, and shares the risk and rewards up to the equity interest of 13.46%. The consideration is made in form of the Company-developed “For-Online Electronic Trading System” without any cash outflow. Therefore, the Company recorded the contribution of software at the lower of its carrying amount or fair value, and accounted for under the equity method under SOP 78-9. China Liquid Chemical Exchange Company Limited paused its operations as of December 31, 2011. The value of the investment was $0 as of September 30, 2012.

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

NOTE 8 - OTHER PAYABLES AND ACCRUED EXPENSES

	September 30,	December 31,
	2012	2011

Other payables	$336,458	$258,912
Accrued salaries & wages	187,253	192,552

	$523,711	$451,464

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

As part of the PRC government’s policy of encouraging software development in the PRC, companies that fulfill certain criteria set by the relevant authorities, and which develop their own software products and have the software products registered with the relevant authorities in the PRC, are entitled to a refund of VAT equivalent to the excess over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales). The excess portion of the VAT is refundable and is recorded by the Company on an accrual basis. The VAT rebate included in other income was zero and $151 for the three months ended September 30, 2012 and 2011, respectively.

NOTE 12– COMPREHENSIVE INCOME/(LOSS)

The components of comprehensive income/(loss) were as follows:

	Three Months Ended September 30,
	2012	2011

Net profit/(loss)	$(1,287,305)	$(664,821)
Foreign currency translation adjustment	42,833	175,964
Comprehensive income/(loss)	$(1,244,472)	$(488,857)

NOTE 13 - CONCENTRATION OF CUSTOMERS

During the year, the following customers accounted for more than 10% of total sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales derived from:
Customer A	23,673	329,243	863,895	1,048,900
Customer B	*	158,001	*	474,002
Customer C	*	*	*	*
Customer D	18,662	17,881	47,714	83,741
Customer E	*	59,618	108,699	334,527

% of total net sales from:
Customer A	4%	25%	40%	58%
Customer B	*	12%	*	26%
Customer C	*	*	*	*
Customer D	3%	1%	2%	5%
Customer E	*	4%	5%	19%

Account receivable from:
Customer A			*	51,490
Customer B			*	2,222,851
Customer C			*	269,359
Customer D			*	*
Customer E			*	103,758

% of total accounts receivable from:
Customer A			*	1%
Customer B			*	51%
Customer C			*	6%
Customer D			*	*
Customer E			*	2%

* Less than 10%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Revenues

Our business includes Forlink’s “For-series” brand software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and “For-series” related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

	Three Months Ended September 30,
	2012	2011

Sales of For-series software	$666,649	$1,224,456
as a percentage of net sales	100%	100%

For-series related system integration	$3,318	$3,571
as a percentage of net sales	0%	0%

As indicated in the foregoing table, sales of For-series software decreased by 45% to $666,649 in the third quarter of 2012 from $1,224,456 in the comparable quarter of 2011. For-series related system integration as a percentage of net sales decreased from $3,571 or 0% in the comparable quarter of 2011 to $3,318 or 0% in the third quarter of 2012. The gross margins for the three months ended September 30, 2012 and 2011 were 64% and 28%, respectively.

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

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and the State Tax Bureau respectively, FTCL received full exemption from EIT for fiscal years 1999 through 2002, and a 50% EIT reduction at the rate of 7.5% for fiscal years 2003 through 2005. As of September 30, 2012, FTCL was entitled to an EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX received full exemption from EIT for fiscal years 2004 through 2006. As of September 30, 2012, BFHX was entitled to an EIT rate of 25%.

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

Exchange rates among US$, HK$ and RMB had minimal fluctuations during the periods presented. The applicable rates as of September 30, 2012 are US$1: HK$7.785: RMB6.297.The weighted average rates applicable for the three months ended September 30, 2012 are US$1: HK$7.788: RMB6.336.

September 30, 2012
Applicable Rates	$1 US = 7.785 HK	1 US = 6.297 RMB
Weighted Average Rates : Three Months Ended September 30, 2012	$1 US = 7.788 HK	1 US = 6.336 RMB

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

Consolidated Results of Operations for the Three Months Ended September 30, 2012 and 2011.

The following table sets forth the results of our operations for the periods indicated:

	Three Months Ended	Three Months Ended
	September 30, 2012	September 30, 2011
Net Sales	$669,967	$1,228,027
Cost of Sales	(431,786)	(344,568)
Gross Profit	238,181	883,459
Selling Expenses	(180,061)	(197,029)
Research and Development Expenses	(222,165)	(109,794)
General and Administrative Expenses	(377,566)	(335,519)
Operating Profit (Loss)	(779,792)	(642,342)
Other Income	-	151
Net Profit (Loss)	(521,188)	241,386
Gain/Loss Per Share	(0.11)	0.05
Basic Weighted Average Shares Outstanding	4,651,173	4,651,173
Diluted Weighted Average Shares Outstanding	4,651,173	4,651,173

Net Sales

For the three-month period ended September 30, 2012 our revenue was $669,967, a decrease of approximately 45% from our revenue of $1,228,027 for the comparable period in 2011. The decrease was mainly due to a decrease in software sales. In July 2012, the China State Council (the "Council") issued amendments to the current rules and regulations applicable to China's electronic and online trading markets. The amendments restricted the bulk-commodities forward-trade exchange markets, which has directly led to an overall decrease in the demand for electronic trading software. Although we experienced a decrease in net sales for the three-month period ended September 30, 2012, we have entered into new sales contracts and we believe that as a result, our net sales may improve somewhat over the next couple quarters.

Cost of Sales

Our cost of sales was $431,786 for the three-month period ended September 30, 2012, compared with $344,568 for the same period in 2011. This increase was in line with increased costs associated with one of our projects.

Gross Profit

For the three-month period ended September 30, 2012, gross profit was $238,181, representing a decrease of 73% against $883,459 for the comparable period in 2011. This decrease was in line with a decrease in software sales for the quarter.

Operating Expenses

Total operating expenses were $779,792 for the three-month period ended September 30, 2012, as compared to $642,342 for the comparable period in 2011, representing an increase of 21%. The overall increase in operating expenses was mainly attributable to increases in research and development expenses during the period.

Selling expenses were $180,061 for the three-month period ended September 30, 2012, representing a decrease of 9% against $197,029 for the comparable period in 2011. This decrease was primarily due to the decreased number of employees in our sales department.

Research and development expenses were $222,165 for the three-month period ended September 30, 2012, compared with $109,794 for the same period in 2011. The approximate 102% increase was attributable to our efforts in new projects in the third quarter of 2012.

General and administrative expenses were $377,566 for the three-month period ended September 30, 2012, as compared to $335,519 for the same period in 2011, an increase of 13%. The increase was primarily due to office equipment expenses in the third quarter of 2012.

Operating Profit (Loss)

We recorded an operating loss ($541,611) for the three-month period ended September 30, 2012 compared to an operating profit of $241,117 for the three-month period ended September 30, 2011, representing a decrease in operating profit of 325%. The decrease in operating profit for the third quarter of fiscal 2012 was due to our decreased gross profit from $883,459 in the three-month period ended September 30, 2011 to $238,181 for the comparable period in 2012 and increased operating expenses from $642,342 in the three-month period ended September 30, 2011 to 779,792 for the comparable period in 2012.

Other Income

Our other income is mainly derived from a value added tax (“VAT”) refund associated with our software product sales. Software sales in China are subject to a 17% VAT. However, companies that develop their own software and have the software registered are generally entitled to a refund of the VAT. If the net amount of the VAT payable exceeds 3% of software product sales, then the excess portion of the VAT is refundable to us upon our application to tax authority. This policy is effective through 2012. Our other income was zero for the three-month period ended September 30, 2012, as compared to $151 for the same period in 2011, representing a decrease of 100% in other income. The significant decrease was the result of a decrease in VAT refunds that we received from software product sales.

Consolidated Results of Operations for the Nine Months Ended September 30, 2012 and 2011.

The following table sets forth the results of our operations for the periods indicated:

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
Net Sales	$2,173,084	$3,022,423
Cost of Sales	(1,134,486)	(1,318,727)
Gross Profit	1,038,598	1,703,696
Selling Expenses	(541,030)	(729,484)
Research and Development Expenses	(713,984)	(507,838)
General and Administrative Expenses	(1,022,163)	(904,917)
Operating Profit (Loss)	(1,238,579)	(438,543)
Other Income	8,812	25,423
Net Profit (Loss)	(1,287,305)	(423,435)
Gain/Loss Per Share	(0.14)	(0.09)
Basic Weighted Average Shares Outstanding	4,651,173	4,651,173
Diluted Weighted Average Shares Outstanding	4,651,173	4,651,173

Net Sales

For the nine-month period ended September 30, 2012, our revenue was $2,173,084, a decrease of 28% from our revenue of $3,022,423 for the comparable period in 2011. This decrease in revenue for the nine-month period ended September 30, 2012 compared to the same period ended September 30, 2011 was mainly due to a decrease in sales of For-series software. In July 2012, the Council issued amendments to the current rules and regulations applicable to China’s electronic and online trading markets. The amendments restricted the bulk-commodities forward-trade exchange markets, which has directly led to an overall decrease in the demand for electronic trading software.

Cost of Sales

Our cost of sales was $1,134,486 in the nine-month period ended September 30, 2012, representing a decrease of 14% from $1,318,727 for the comparable period in 2011. The decrease in our cost of sales was in line with our overall net sales.

Gross Profit

For the nine-month period ended September 30, 2012, gross profit was $1,038,598, representing a decrease of 39% from $1,703,696 for the comparable period in 2011. This decrease in our gross profit was in line with a decrease in both the sales of For-series software and the sales of system integration.

Operating Expenses

Total operating expenses were $2,277,177 in the nine-month period ended September 30, 2012 compared with $2,142,239 for the nine-month period ended September 30, 2011, representing steady. The steady in operating expenses in the first three quarters, of 2012 was mainly attributable to increase in general and administrative expenses, accompanied with a decrease in selling expenses during the period.

Selling expenses were $541,030 in the nine-month period ended September 30, 2012 representing a decrease of 26% from $729,484 for the comparable period in 2011. This decrease was primarily due to a decreased marketing fee during the nine-month period ended September 30, 2011.

Research and development expenses were $713,984 in the nine-month period ended September 30, 2012 compared with $507,838 in the nine month period ended September 30, 2011, representing an increase of 41%. The increase in R&D expenses was due to our increased capital input on research and development for internal projects.

General and administrative expenses were $1,022,163 in the nine-month period ended September 30, 2012 compared with $904,917 for the comparable period ended September 30, 2011, representing an increase of 13%. The increase was primarily due to office equipment expenses in our Chengdu R&D center.

Operating Profit (Loss)

We recorded an operating loss ($1,238,579) for the nine-month period ended September 30, 2012, representing an increased loss of 182% from an operating loss of ($438,543) for the comparable period in 2012. The increase in operating loss for the first nine months of fiscal 2012 was due to our decreased gross profit from $1,703,696 in the nine-month period ended September 30, 2011 to $1,038,598 for the comparable period in 2012 and increased operating expenses from $2,142,239 in the nine-month period ended September 30, 2011 to 2,277,177 for the comparable period in 2012.

Other Income

Our other income was $8,812 for the nine-month period ended September 30, 2012, representing a decrease of 65% as compared to $25,423 for the comparable period in 2011. The decrease was due to a decrease in VAT refunds we received during the nine-month period ended September 30, 2012.

Liquidity and Capital Resources

For the nine-month period ended September 30, 2012, we recorded a net loss of $1,287,305, or basic and diluted loss of $0.14 per share, compared to a net loss of $423,435 or basic and diluted loss of $0.09 per share, for the same period of 2011. Our capital requirements are primarily working capital requirements related to costs of hardware for network solution projects and costs associated with the expansion of our business. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to our hardware vendors are due. However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements. We have historically financed our working capital and other financing requirements through careful management of our billing cycle and, to a limited extent, bank loans.

Our accounts receivable balance at September 30, 2012 was $346,751, as compared to $203,910 at December 31, 2011. The increase of $142,841 was due to the receipt of one accounts receivable from one of our major customers.

Our inventory position at the end of the third quarter of fiscal 2012 was $1,436,689, as compared to $1,157,934 at December 31, 2011. This increase was mainly due to an increase in the number of projects that were not completed at the end of the quarter and remain work-in-progress (WIP).

We ended the third quarter of fiscal 2012 with a cash position of $223,143. We had a negative operating cash flow of $913,993, primarily due to a net loss of ($521,188) in the third quarter of 2012.

Although our revenues and operating results for any period are not necessarily indicative of future periods, we anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through 2012. In June 2012, we signed a bank loan finance contract with China Mingsheng Bank Ltd. We received a credit of RMB 2,000,000 to meet our working capital. As of the end of September 30, 2012, the balance of our bank loan was RMB 2,000,000. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict. If we do need to raise additional funds, we expect to raise those funds through new issuances of shares of our equity securities in one or more public offerings or private placements, or through credit facilities extended by lending institutions.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had not entered into any off-balance sheet arrangements with any individuals or entities.

Contractual Obligations

As of September 30, 2012, we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

Date	Rent Payment Due
October 1, 2012 to September 30, 2013	$283,330
October 1, 2013 to September 30, 2014	$15,101

Related Party Transactions

The Company, from time to time, received from or made repayments to one major stockholder, Mr. He Yi, who is also a management member of the Company. The amounts due from/to this stockholder do not bear any interest and do not have clearly defined terms of repayment.

As of September 30, 2012 and December 31, 2011, the amounts due to Mr. He Yi were $375,043 and $260,470, respectively, representing advances from this stockholder.

ITEM 4.CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated our disclosure controls and procedures and internal control over financial reporting. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO and CFO concluded that as of September 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FORLINK SOFTWARE CORPORATION, INC.

Date: November 13, 2012	By:	/s/ Yi He
Yi He
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2012	By:	/s/ Hongkeung Lam
Hongkeung Lam
Chief Financial and Accounting Officer
(Principal Financial and Accounting Officer)

