Form 10-K
period 2012-12-31
FORLINK SOFTWARE CORP INC
filed 2013-04-11
CIK 866458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number 000-18731

FORLINK SOFTWARE CORPORATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0398666
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9/F Shenzhou Mansion	N/A
No. 31, ZhongGuanCun South Street	(Zip Code)
Haidian District Beijing, 100081 P.R. China
(Address of principal executive offices)

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2012 was $918,192, based on a closing price of our common stock as reported by the OTC Bulletin Board of $0.42.

The number of shares of the registrant's common stock, $.001 par value, outstanding on March 25, 2013 was 4,651,173 shares.

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

4

Following is a diagram illustrating our entire corporate structure:

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

On October 8, 2010, we, through BFHX, invested $151,213 (RMB 1,000,000) in Shanghai Shipping Freight Exchange Co., LTD (“SSFE”), a PRC limited liability company, for a 5% equity interest

Employees

We have 203 employees, all of whom are full-time. Approximately 137 of these employees are software and information technology specialists engaged in R&D, maintenance and support activities. The remaining employees are sales, marketing, and administrative personnel.

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

Research and Development

We are committed to continually research, design, and develop information technology solutions and software products that meet the needs of our customers. We established our Chengdu R&D center in February 1998. We have 51 employees at this R&D center. Our R&D expenses in 2012 and 2011 were $935,869 and $723,754, respectively.

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

The key aspects of our strategy include the following:

•	Establish a unified and standard software engineering and project management system to provide assurance for designing high-quality software products and services. As an important milestone, we have achieved Level 3 (Managed Level of Software Process Maturity) of Capability Maturity Model® Integration (CMMI), which was certified by the Software Engineering Institution.

•	Establish a unified e-business application platform and online services platform. We provide support for e-business application technologies and platforms in different industries, and strive to make available to our clients’ high-quality IT outsourcing services that are cost-effective. To that end, we have made gradual improvements to the power and reliability of our For-Online platform since 2004, culminating with the launch in August 2007 of For-Online 4.0.

•	Participate in our clients’ e-business application operations to become their strategic partner. We have invested in several companies in the logistics, finance, and IT industries, whose application platforms are supported by our integrated application systems, software, and IT outsourcing services.

Competitive Strengths

•	Professional Software Development and Services System. Our professional software development and services system has substantially strengthened our competitive advantages by ensuring that we are in compliance with all relevant international standards and regulations for business. We passed the ISO9001:2000 international quality assurance system certification and the CMMI Level 3 certification certifying that our software development and services system is in compliance with international standards. We also passed system integration Level 2 certification.

•	19 Years of Experience in Industry Applications with Proven Solutions and Products. We have developed core application software products based on standardized application integration technologies. Our customers, strategic partners, and suppliers recognize Forlink as a dependable provider of high quality services, solutions, and products, and frequently recommend us to their business contacts.

•	Established Customer Relationships. Because of our successful track record, we have established relationships with leading companies in telecom, logistic, finance, government, and other industry verticals in China. Our in-depth understanding of their requirements allows us to successfully deliver customized solutions. Moreover, we have strong customer service and R&D teams based in China, which allow us to respond quickly and efficiently to our clients’ needs.

•	A Strong and Stable Management Team. The current management team has been with Forlink since we commenced business and includes pioneers of enterprise application integration (EAI) technologies in China. The backgrounds of these individuals offer a breadth of knowledge and experience that covers all aspects relating to the control and development of EAI systems. Beyond expertise in the field, their close working relationships with major long-term clients demonstrate a proven ability to sustain and cultivate a successful business.

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

In July 2012, the China State Council issued amendments to the current rules and regulations applicable to China's electronic and online trading markets. The amendments restricted the bulk-commodities forward-trade exchange markets, which has directly led to an overall decrease in the demand for electronic trading software.

In China’s twelfth Five-Year-Plan (2011—2015), the government reiterated the importance of developing and strengthening the IT and telecommunications industry in China. The PRC government’s encouragement of more sophisticated and integrated software systems with enhanced security could prove favorable to the growth of our business. Moreover, the PRC government has stated its support for the convergence of telecom, Internet and cable industries and improvements to the applications of the Internet. These trends may have a positive impact on our business operations.

Dependence on Major Customers

For the year ended December 31, 2012, approximately 44% of our total net revenues were generated by two customers, Beijing Mobile Communication Company and Hebei Steel International Logistics Co., Ltd. The loss of any or both of these customers could have a material adverse effect on our business.

During the year ended December 31, 2012, sales to Beijing Mobile totaled $1,001,781, which accounted for 34% of our total revenue for the period. Since 1998, we have been developing and maintaining Beijing Mobile’s BOSS. BOSS is an integrated software platform, and it is developed in stages to accommodate the carrier’s increasing subscribers and service offerings. We completed phase one in 2002, phrase two in 2006, and phrase three in 2007. We continue to maintain these 3 phases.

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

CURRENCY EXCHANGE RATE RISK DUE TO FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN U.S. DOLLARS AND RENMINBI

The functional currency of our operations is Renminbi (“RMB”), and our financial statements are expressed in U.S. dollars (“USD”). As a result, we are subject to the effects of exchange rate fluctuations between these currencies. In July 2005, the Chinese government announced that it would no longer peg its currency exclusively to USD but instead would switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies determined by the People’s Bank of China. The exchange rate of RMB to USD changed from RMB 6.30 in late December 2011 to RMB 7.29 in late December 2012. Any future devaluation of the RMB against the USD may have an adverse effect on our reported net income. As our operations are conducted in the PRC, substantially all our revenues, expenses, assets, and liabilities are denominated in RMB. In general, our exposure to foreign exchange risks should be limited. The value in our shares, however, may be affected by the foreign exchange rate between the USD and the RMB because the value of our business is effectively denominated in RMB while our shares are traded in USD. Furthermore, a decline in the value of RMB could reduce the USD equivalent of the value of the earnings from, and our investment in, our subsidiaries in the PRC, while an increase in the value of the RMB may require us to exchange more USD into RMB to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the USD will also reduce the value of the cash we hold in USD, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in RMB and USD when we believe such adjustments will reduce risks.

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

We rent office space of approximately 2,027 square meters that serves as our headquarters at 9/F Shenzhou Mansion, No. 31 Zhongguancun Street, Haidian District, Beijing, China. We have a renewable lease agreement for these premises until March 29, 2011. Both the Company and the landlord intend to renew the lease. The parties are in the process of negotiating a new lease agreement and the Company anticipates a new lease by April 2013. The total rent from March 30, 2011 to March 29, 2013 is $864,764 (RMB 5,539,680).

In addition, we have one regional field support office in Chengdu, PRC. The lease term for this office is as follow:

Name	Rent Period	Size (in m2)	Annual Rent
Chengdu R&D Center	11/22/2012 – 11/21/2013	602.59	$35,927 (RMB 248,400)

We believe that our current facilities occupied are adequate to meet our current operational needs.

Item 3.	Legal Proceedings

None.

PART II

Item 5.        Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.001 per share, is quoted on the OTCQB system under the symbol “FLSW.” The following table sets forth the range of high and low bid prices for our common stock for each quarterly period indicated, as reported by the OTC Markets. Quotations reflect inter-dealer prices without retail markup, markdown, or commissions, and may not represent actual trades.

Common Stock

Quarter Ended	High Bid	Low Bid

December 31, 2012	$0.18	$0.01
September 30, 2012	$0.15	$0.0115
June 30, 2012	$0.20	$0.027
March 31, 2012	$0.35	$0.20

December 31, 2011	—	—
September 30, 2011	—	—
June 30, 2011	—	—
March 31, 2011	$0.00	$0.00

Holders

As of March 25, 2013, we have 471 stockholders of record.

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

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and the State Tax Bureau respectively, FTCL received full exemption from the EIT for fiscal years 1999 through 2002 and a 50% EIT reduction at the rate of 7.5% for fiscal years 2003 through 2005. As of December, 31, 2012, FTCL was entitled to an EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX received full exemption from EIT for fiscal years 2004 through 2006. As of December 31, 2012, BFHX was entitled to an EIT rate of 25%.

The Hong Kong profits tax is calculated at 16.5% on the estimated assessable profits of FTHK. The EIT rates for FTCD and NNBCE are 25%. No provision for EIT and Hong Kong profits tax were made for FTCL, BFHX, FTCD, FTGX, NNBCE, and FTHK as they did not have taxable income during relevant periods.

Revenue from the sale of hardware procured in China together with the related system integration is subject to a 17% value added tax (“VAT”). But companies that develop their own software and have the software registered are generally entitled to a VAT refund. If the net amount of the VAT payable exceeds 3% of software sales, the excess portion of the VAT is refundable upon our application to the tax authority. This policy is effective until 2013. Changes in Chinese tax laws may adversely affect our future operations.

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

The following table shows the exchange rates and the weighted average rates for the years ended December 31, 2012 and 2011:

		USD	HKD	RMB
Exchange rate as of December 31,	2012	1	7.75	6.30
	2011	1	7.77	6.35

Weighted average rates ruling for	2012	1	7.75	6.31
	2011	1	7.80	6.40

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 to provide a consistent definition of fair value (“FV”) and ensure that the FV measurement and disclosure requirements are similar between accounting principles generally accepted in the United States of America (“US GAAP”) and IFRS. ASU 2011-04 changes certain FV measurement principles and enhances the disclosure requirements particularly for Level 3 FV measurements. The adoption of ASU 2011-04 did not have any significant impact on the Company’s financial statements.

In July 2012, the FASB issued an authoritative pronouncement related to testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the guidance, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. The guidance does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the guidance does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. The guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance did not have a significant effect on our consolidated financial statements.

In February, 2013, the FASB issued ASU 2013-02 that addresses the reporting of reclassifications out of accumulated other comprehensive income. This ASU clarifies FASB Codification Topic 220, Comprehensive Income, and requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the net income line items affected if the amount is required under US GAAP to be reclassified in its entirety to net income in the same reporting period. Amounts not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail about those amounts. These amendments are effective for reporting periods beginning after December 15, 2013. Because the only significant amounts in the Company’s accumulated other comprehensive income relate to foreign exchange translations, the Company does not expect significant impact by this standard in the foreseeable future.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a significant impact on the Company’s consolidated financial statements upon adoption.

Consolidated Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table sets forth the results of our operations for the periods indicated:

	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011
Net Sales	$2,929,699	$3,408,565
Cost of Sales	(1,579,517)	(1,658,765)
Gross Profit	1,350,182	1,749,800
Selling Expenses	(1,001,135)	(1,109,193)
Research and Development Expenses	(935,869)	(723,754)
General and Administrative Expenses	(1,319,988)	(4,957,735)
Operating Profit (Loss)	(1,906,810)	(5,040,882)
Other Income	7,792	25,561
Net Profit (Loss)	(1,948,885)	(4,944,011)
Gain/Loss Per Share	(0.42)	(1.06)
Basic Weighted Average Shares Outstanding	4,651,173	4,651,173
Diluted Weighted Average Shares Outstanding	4,651,173	4,651,173

Net Sales.

Our net sales decreased 14% from $3,408,565 in 2011 to $2,929,699 in 2012. Sales of For-series software decreased 29% from $3,287,638 in 2011 to $2,341,185 in 2012. The decrease in net sales was mainly attributable to a significant decrease in software sales from $3,287,638 in 2011 to $2,341,185 in 2012, a decrease of 29%. In July 2012, the China State Council issued amendments to the current rules and regulations applicable to China's electronic and online trading markets. The amendments restricted the bulk-commodities forward-trade exchange markets, which has directly led to an overall decrease in the demand for electronic trading software. The following table shows our revenue breakdown by business line as a percentage of net sales:

	Year Ended December 31,
	2012	2011

Sales of For-series software	$2,341,185	$3,287,638
as a percentage of net sales	80%	96%

For-series related system integration	$255,996	$120,927
as a percentage of net sales	9%	4%

Consulting Services	$332,518	-
as a percentage of net sales	11%	-

As indicated in the foregoing table, sales of For-series software as a percentage of net sales increased from 96% in 2011 to 80% in 2012 while sales of For-series related system integration as a percentage of net sales increased from 4% in 2011 to 9% in 2012. The increase in our sales of system integration was attributable to an increase in customer sales contracts due to our customer demand. Consulting services as a percentage of net sales increased from 0 in 2011 to 11% in 2012.  Due to our experience with bulk commodities electronic trading applications, we began providing consulting services to our potential customers in 2012. Our strategy, however, is to increase software sales as such sales carry higher profit margins.

Cost of Sales.

Our cost of sales decreased 5% from $1,658,765 in 2011 to $1,579,517 in 2012. This decrease was in line with the decrease in sales. Cost of sales, as a percentage of net sales, was 54% and 49% in 2012 and 2011.

Gross Profit.

Gross profit decreased 23% from $1,749,800 in 2011 to $1,350,182 in 2012. This decrease was attributable to the decrease in net sales. The gross profit margin, however, was 46% and 51% in 2012 and 2011 separately.

Operating Expenses.

Total operating expenses increased from $6,790,682 in 2011 to $3,256,992 in 2012. This increase was mainly due to a significant increase in general and administrative expenses.

Selling expenses decreased 10% from $1,109,193 in 2011 to $1,001,135 in 2012 as a result of a slight decrease in marketing in 2012.

Research and development expenses increased 29% from $723,754 in 2011 to $935,869 in 2012.  This increase was due to an increase in expenses from the Company’s internal research projects.

General and administrative expenses decreased 73% from $4,957,735 in 2011 to $1,319,988 in 2012. The decrease was primarily attributable to $3,650,000 in bad debt expense recorded in 2011. Without such non-recurring expense, the general and administrative expense would have increased by .1% or $12,253 from $1,307,735 to $1,319,988.

Operating Profit (Loss).

We recorded an operating loss of $1,906,810 in 2012 as compared to an operating loss of $5,040,882 in 2011, a decrease of 62%. The decrease in operating loss was largely due to the higher general and administrative expense in 2011.

Other Income.

Our other income decreased 96% from $25,561 in 2011 to $7,792 in 2012 as a result of a decrease in our VAT refund. Our other income is derived entirely from VAT refund associated with our software sales.

Net Profit (Loss).

We recorded a net loss of $1,948,885 in 2012, or basic and diluted loss of $0.42 per share, as compared to a net loss of $4,944,011 in 2011, or basic and diluted loss of $1.06 per share.

Liquidity and Capital Resources

The net cash used in operating activities was $1,016,637 in 2012 as compared to $2,331,803 in 2011. The decrease in net cash used was due to the net loss of $1,948,885 in 2012. The cash flow from investing activities was ($606,002) in 2012, compared to $50,370 in 2011. The significant decrease in cash used in investing activities was because, on February 2, 2012, Wuxi Exchange increased its registered capital to RMB 50,000,000, and since we invested additional funds, $365,922 (RMB 2,300,000), into Wuxi Exchange, our holding remained a 10% equity interest. The decrease in cash flow from financing activities from $313,232 in 2011 to $18,139 in 2012 was due to no increase of the balance of short-term borrowings in 2012.

Our accounts receivable balance at December 31, 2012 was $132,892, as compared to $$203,910 at the end of 2011. The decrease of $71,018 was due to the collection of accounts receivable from one of our major customers. Our inventory position at the end of 2012 was $1,554,868 as compared to $1,157,934 at the beginning of the year. At the end of 2012, we had several inventory items in the process of delivery to two of our major customers.

We ended the year with a cash position of $103,578. We had negative operating cash flow of $1,016,637 primarily due to the operating loss in 2012.

Although our revenues and operating results for any period are not necessarily indicative of future periods, we anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures, and business expansion through 2013. In June 2012, we signed a bank loan finance contract with China Mingsheng Bank Ltd. We received a credit of RMB 2,000,000 to meet our working capital. As of the end of December 31, 2012, the balance of our bank loans was RMB 2,000,000. We may need to raise additional funds in the future in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict. If we do need to raise additional funds, we expect to raise those funds through new issuances of our equity securities through one or more public offerings or private placements, or through credit facilities extended by lending institutions.

Our primary capital requirements relate to capital expenditures associated with hardware for network solution projects and additional costs incurred to expand our business. In order to minimize our working capital requirements, we generally negotiate payment terms from our hardware vendors that allow us to receive payments from our customers prior to our hardware vendor payables becoming due. We have historically financed our working capital and other financing requirements through careful management of our billing cycle and, to a limited extent, bank loans.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

As of December 31, 2012, we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

December 31, 2012

January 1, 2012 to December 31, 2012	$541,481
January 1, 2013 to December 31, 2013	203,028
January 1, 2014 to December 31, 2014	5,042

$749,551

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.    Financial Statements and Supplementary Data

The information required by Item 8 begins on page F-1 following this page. Below is an index to the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Forlink Software Corporation Inc.

We have audited the accompanying consolidated balance sheets of Sunrise Real Estate Group, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of Forlink Software Corporation Inc. as of December 31, 2012 and 2011 and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has significant accumulated losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Kenne Ruan, CPA, P.C.

Woodbridge. CT, USA,
March 28, 2013

Forlink Software Corporation, Inc.

Consolidated Balance Sheets

(Expressed in US Dollars)

	December 31,	December 31,
	2012	2011
Current assets
Cash and cash equivalents	$103,578	$1,692,449
Accounts receivable	132,892	203,910
Other receivables, deposit and prepayments	672,476	530,018
Inventories	1,554,868	1,157,934
Deferred Taxes Assets	134,119	66,001
Total current assets	2,597,933	3,650,312

Property, plant and equipment	225,757	262,340
Long term investments	1,363,623	1,074,531

Total assets	$4,187,313	$4,987,183

Liabilities and stockholders' equity
Current liabilities
Short-term borrowings	$318,193	$317,496
Accounts payable	16,629	56,311
Amounts due to related party	383,486	260,470
Customer deposits	2,631,583	1,811,937
Other payables and accrued expenses	864,052	451,464
Other tax payable	-	-
Deferred Taxes Debt	-	-
Total current liabilities	$4,213,943	$2,897,678

Stockholders' equity

Common stock, par value $0.001 per share; 200,000,000 and 200,000,000 shares authorized; 4,966,173 and 4,966,173 shares issued and 4,651,173 and 4,651,173 shares outstanding, respectively	$99,322	$99,322
Treasury stock	(163,800)	(163,800)
Additional paid-in capital	10,040,675	10,195,693
Accumulated losses	(11,437,544)	(9,488,659)
Accumulated other comprehensive income	1,434,717	1,397,824
Non-controlling interest	-	49,125

Total stockholders' equity	$(26,630)	$2,089,505

Total liabilities and stockholders' equity	$4,187,313	$4,987,183

See accompanying notes to consolidated financial statements.

Forlink Software Corporation, Inc.

Consolidated Statements of Operations

(Expressed in US Dollars)

	Year ended December 31, 2012	Year ended December 31, 2011

Net sales	$2,929,699	$3,408,565
Cost of sales	(1,579,517)	(1,658,765)

Gross profit	1,350,182	1,749,800

Selling expenses	(1,001,135)	(1,109,193)
Research and development expenses	(935,869)	(723,754)
General and administrative expenses	(1,319,988)	(4,957,735)

Operating profit / (loss)	(1,906,810)	(5,040,882)

Investment loss	-	(41,233)
Interest income	2,242	6,584
Interest expenses	(22,412)	(4,264)
Impairment of assets	(97,449)	-
Loss from cost method investee	-	(33,718)
Other income, net	7,792	25,561

Profit before income taxes	(1,948,885)	(5,087,952)

Provision for income tax	67,752	93,506

Consolidated profit	(1,948,885)	(4,994,446)

Net loss attributable to non-controlling interest	-	(50,435)

Net consolidated profit (loss)	$(1,948,885)	$(4,944,011)

Gain/Loss per share	$(0.42)	$(1.06)
Weighted average common shares outstanding - basic and diluted	4,651,173	4,651,173

See accompanying notes to consolidated financial statements.

Forlink Software Corporation, Inc.

Consolidated Statement of Stockholders’ Equity

(Expressed in US Dollars)

	Common Stock
	Number of shares issued	Amount	Number of Treasury Stock	Amount	Treasury Stock	Additional paid-in capital	Accumulated other comprehensive income	Non-controlling interest	Retained Profits/ (Accumulated Losses)	Total Stockholders’ Equity	Comprehensive Income/ (Losses)
Balance, December 31, 2010	4,966,173	4,651,173	315,000	$99,322	$(163,800)	$10,195,693	$1,240,849	$99,560	$(4,544,648)	$6,926,976
Shares issued
Net profit for the year								$(50,435)	$(4,944,011)	$(4,994,446)	$(4,994,446)
Translation of foreign operations							$156,975			$156,975	$156,975
Comprehensive income											$(4,837,471)
Balance, December 31, 2011	4,966,173	4,651,173	315,000	$99,322	$(163,800)	$10,195,693	$1,397,824	$49,125	$(9,488,659)	$2,089,505
Shares issued
Net profit for the year									$(1,948,885)	$(1,948,885)	$(1,948,885)
Translation of foreign operations							$69,336			$69,336	$69,336
Comprehensive income						$(155,018)		$(49,125)		$(204,143)	$(1,947,301)
Balance, December 31, 2012	4,966,173	4,651,173	315,000	$99,322	$(163,800)	$10,040,675	$1,467,160	$0	$(11,505,296)	$(61,939)

See accompanying notes to consolidated financial statements.

Forlink Software Corporation, Inc.

Consolidated Statements of Cash Flows

(Decrease)/Increase in Cash and Cash Equivalents

(Expressed in US Dollars)

	Year Ended December 31,
	2012	2011
Cash flows from operating activities
Net income	(1,948,885)	(4,944,011)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Non-controlling interest	-	(50,435)
Depreciation of property, plant and equipment	76,878	79,062
Interest expenses	-	4,264
Loss from equity method investee	-	41,233
Dividend from cost method investee	-	33,718
Impairment of assets	97,449	-
Effect of deferred taxes	(68,118)	(100,368)

Charge in:
Account receivables	71,466	3,762,907
Other receivables, deposits & prepayments	(141,293)	61,633
Inventories	(394,392)	(492,343)
Account payable	(39,806)	(1,022,770)
Amounts due to related party	122,444	(290,343)
Customers deposits	815,668	545,561
Other payables & accrued expenses	411,597	62,693
Other taxes payable / recoverable	-	(22,604)

Net cash used in operating activities	(996,993)	(2,331,803)

Cash flows from investing activities
Purchase of long term investment	(365,922)	-
Acquisition of property, plant & equipments	(35,488)	(49,600)
Buyout of Non-controlling interest	(204,592)	-
Proceeds from disposal of long term investment	-	15,199
Cash dividend from cost method investee	-	84,771

Net cash generated from investing activities	(606,002)	50,370

Cash flow from financing activities
Proceeds from short term borrowings	-	(4,264)
Loans payments to bank	(318,193)	-
Bank loan obtained	318,193	317,496
Net cash generated from financing activities	-	313,232

Effect of exchange rate changes on cash and cash equivalents	14,124	80,381

Net increase (decrease) in cash and cash equivalents	(1,588,871)	(1,887,820)

Cash and cash equivalents at the beginning of year	1,692,449	3,580,269

Cash and cash equivalents at the end of year	103,578	1,692,449

Supplemental disclosure of cash flow information
Income tax paid	$-	$5,278
Interest paid	$22,462	$-

See accompanying notes to consolidated financial statements.

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Forlink Software Corporation, Inc. (the "Company" or the "Registrant" or "Forlink" or “we” or “us”), is a Nevada corporation originally incorporated on January 7, 1986 as "Why Not?, Inc. " under the laws of the State of Utah and subsequently reorganized under the laws of Nevada on December 30, 1993. From 1996 until 1999, the Company was an unfunded venture in search of a suitable business acquisition or business combination.

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

On October 12, 2006, the Company invested $31,969 (RMB 250,000) in Wuxi Stainless Steel Exchange Co., Ltd. (“Wuxi Exchange”), a PRC limited liability company, for a 12.5% equity interest. On January 14, 2007, the Company entered into an agreement with a major shareholder of Wuxi Exchange to transfer 2.5% of the Company’s interest in Wuxi Exchange to the major shareholder for a cash payment of RMB 500,000. After this transfer, the Company continues to hold a 10% equity interest in Wuxi Exchange.

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

On April 29, 2007, the Company invested, through BFHX, $138,158 (RMB 1,050,000) in Beijing GuoXin Forlink Internet Technologies Limited (“BGXF”), a privately held PRC company that operates a finance study website, for a 35% equity interest. The investment in BGXF is accounted for under the equity method of accounting due to the Company’s significant influence over the operational and financial policies of BGXF. BGXF commenced operations on March 9 2008. On October 14, 2008, the registered capital of BGXF was increased to RMB 4,285,700, and since the Company did not invest additional funds into BGFX, the ratio of its holding was diluted to a 24.5% equity interest. On March 15, 2011, the Company transferred all its ownership interests in BGXF to Beijing Guo Xin XinChuang Investment Co., Ltd for the amount of BGXF’s 24.5% fully paid up capital. The Company received a cash payment in the amount of $15,232 (RMB 95,741).

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

On July 12, 2007, the Company invested through FTGX, $1,063,830 (RMB 8,000,000) in Nanning Bulk Commodities Exchange Corporation Limited (“NNBCE”), a privately held PRC company, for an 80% equity interest. NNBCE became a subsidiary of FTGX. NNBCE, set up on April 29, 2007, commenced operations on March 28, 2008, and provides logistical e-commerce service. On February 2, 2012, the Company acquired all the equity interests of NNBCE for $203,884 (RMB 1,285,960).

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

The principal activities of the Company are the development and sale of network software systems and the provision of enterprise application system integration services in the PRC. The Company is also engaged in the sale of computer hardware. Set forth below is a diagram illustrating our corporate structure as of December 31, 2012:

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

The exchange rates used as of December 31, 2012 and 2011 are US$1:HK$7.75:RMB6.30 and US$1:HK$7.77:RMB6.35, respectively. The weighted average rates ruling for the years ended December 31, 2012 and 2011 are US$1:HK$7.75:RMB6.31, and US$1:HK$7.80:RMB6.40, respectively.

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

Fair Values of Financial Instruments

The carrying amounts of financial instruments (cash and cash equivalents, investments, accounts receivable, and accounts payable) approximate their fair values as of December 31, 2012 and 2011 because of the relatively short-term maturity of these instruments.

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

Advertising Costs

All advertising costs incurred in the promotion of the Company’s products and services are expensed as incurred. Advertising expenses were insignificant for 2012 and 2011.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 to provide a consistent definition of fair value (“FV”) and ensure that the FV measurement and disclosure requirements are similar between accounting principles generally accepted in the United States of America (“US GAAP”) and IFRS. ASU 2011-04 changes certain FV measurement principles and enhances the disclosure requirements particularly for Level 3 FV measurements. The adoption of ASU 2011-04 did not have any significant impact on the Company’s financial statements.

In July 2012, the FASB issued an authoritative pronouncement related to testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the guidance, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. The guidance does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the guidance does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. The guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance did not have a significant effect on our consolidated financial statements.

In February, 2013, the FASB issued ASU 2013-02 that addresses the reporting of reclassifications out of accumulated other comprehensive income. This ASU clarifies FASB Codification Topic 220, Comprehensive Income, and requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the net income line items affected if the amount is required under US GAAP to be reclassified in its entirety to net income in the same reporting period. Amounts not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail about those amounts. These amendments are effective for reporting periods beginning after December 15, 2013. Because the only significant amounts in the Company’s accumulated other comprehensive income relate to foreign exchange translations, the Company does not expect significant impact by this standard in the foreseeable future.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a significant impact on the Company’s consolidated financial statements upon adoption.

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

The Company’s financial statements are prepared according to the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated losses of $11,437,544 as of December 31, 2012. The Company’s net working capital deficiency and significant accumulated losses raise substantial doubt about its ability to continue as a going concern.

However, management believes that the Company is able to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain successful operations in respect of the agency sales and property management operations. Accordingly, the accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

NOTE 3 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of the customers’ financial conditions and the Company generally does not require collateral.

Senior management reviews accounts receivable from time to time to determine if any receivables will potentially be uncollectible. The Company included any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. For the year ended December 31, 2012, the balances of Accounts Receivable were $132,892 and $203,910, respectively, at December 31, 2012 and 2011.

NOTE 4 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	December 31,	December 31,
	2012	2011

Other receivables	$282,942	$487,330
Deposits	267,481	8,247
Prepayments	122,053	34,441

	$672,476	$530,018

Other receivables include deposits for operating leases and advances to employee for traveling outlays.

NOTE 5 - INVENTORIES

	December 31,	December 31,
	2012	2011

Computer hardware and software	$56,415	$90,851
Work-in-progress	1,498,453	1,067,083

	$1,554,868	$1,157,934

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

Amounts Due to Related Party

The Company, from time to time, received from or made repayment to one major stockholder who is also a member of management. The amounts due to stockholders do not bear any interest and do not have clearly defined terms of repayment.

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

NOTE 6 - RELATED PARTY (continued)

As of December 31, 2012 and 2011, the amounts due to stockholders represented advances from stockholders with the amount of $369,166 and $260,470, respectively.

Related Party Transactions

	Sales		Receivable		Customer Deposit
	Year Ended December 31,		As of December 31,		As of December 31,
Related party	2012	2011	2012	2011	2012	2011

All China	-	-	-	$158,748	$14,319	$14,287
Guangxi Caexpo	-	-	-	-	-	-
SDLD	-	-	-	-	-	-
Total	-	-	-	$158,748	$14,319	$14,287

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET

	December 31,	December 31,
	2012	2011

Building	$180,137	$180,137
Computer and office equipment	1,107,203	1,066,908
Motor vehicles	149,657	149,657
	1,436,997	1,396,702
Less: Accumulated depreciation	(1,211,240)	(1,134,362)

	$225,757	262,340

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, the CEO and a director and stockholder. By a stockholders’ resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. In 2005, the title to the building was transferred to the Company.

NOTE 8 - LONG TERM INVESTMENTS

	December 31,	December 31,
	2012	2011

Equity investments	$-	$-
Cost investments	1,363,623	1,074,531

	$1,363,623	1,074,531

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

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

NOTE 8 - LONG TERM INVESTMENTS (continued)

On October 24, 2005, the Company set up China Liquid Chemical Exchange Company Limited, a limited liability company in PRC, and shares the risk and rewards up to the equity interest of 13.46%. The consideration is made in form of the Company-developed “For-Online Electronic Trading System” without any cash outflow. Therefore, the Company recorded the contribution of software at the lower of its carrying amount or fair value, and accounted for under the equity method under SOP 78-9. As of December 31, 2012 and 2011, the Company’s share of the joint venture’s profit (loss) was 0 and ($41,931), respectively. China Liquid Chemical Exchange Company Limited paused its operations as of December 31, 2011. The value of the investment was $0 at the end of 2012.

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

On September 17, 2007, the Company invested $99,734 in a privately held PRC Company, Ningbo Bulk Commodities Exchange Corporation Limited (“NBBCE”), for a 25% equity interest. The Company’s investment was made through BFHX. The Company recorded the investment at cost as the Company does not have the ability to exercise significant influence over NBBCE because NBBCE’s strategic and business decisions are dominated by another major shareholder. NBBCE paused its operations as of December 31, 2011. The value of the investment was $0 at the end of 2012.

On March 20, 2008, Forlink invested $71,124 (500,000 RMB), through BFHX, in Shandong LongDong Internet Technologies Limited (“SDLD”), a PRC limited liability company, established on October 24, 2007, for a 5% equity interest. SDLD, which commenced operations in December 2007, is in the business of providing of providing primary products e-commerce services. The Company's share of joint venture's loss was (79,374) in 2012. The value of the investment was $0 at the end of 2012.

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

NOTE 9- SHORT_TERM BORROWINGS

On June 4 2012, we signed a bank loan finance contract with China Mingsheng Bank Ltd. We received a credit of $317,496 (RMB 2,000,000) to meet our working capital. The bank loan had a period of 12 months, at an annual rate of 8.528%. As of the end of December 31, 2012, the balance of our bank loans was $317,496 (RMB 2,000,000).

NOTE 10 - OTHER PAYABLES AND ACCRUED EXPENSES

	December 31,	December 31,
	2012	2011

Other payables	$672,086	$258,912
Accrued salaries & wages	191,966	192,552
Other accrued expenses	-	-

	$864,052	$451,464

NOTE 11 - INCOME TAX

According to relevant PRC tax rules and regulations, FTCL, which is recognized as a New Technology Enterprise operating within a New and High Technology Development Zone, is entitled to an Enterprise Income Tax (“EIT”) rate of 15%.

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and State Tax Bureau respectively, FTCL was fully exempted from the EIT for fiscal years 1999 through 2002. FTCL received a 50% EIT reduction at the rate of 7.5% for fiscal years 2003 through 2005. As of December 31, 2012, FTCL was entitled to an EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX was fully exempted from EIT for fiscal years 2004, 2005 and 2006. As of December 31, 2012, BFHX was entitled to an EIT rate of 25%.

The Hong Kong profits tax is calculated at 16.5% on the estimated assessable profits of FTHK. The EIT rate for FTCD, FTGX and NNBCE is 25%. No provision for EIT and Hong Kong profits tax were made for FTCL, FTCD, FTGX, NNBCE, and FTHK as they did not have taxable income during relevant periods.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”).  This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in ASC 740, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification, and disclosure of these uncertain tax positions. The Company classified all interest and penalties related to tax uncertainties as income tax expense. The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2012, the Company does not have any liability for uncertain tax positions. The adoption of FIN 48 did not have a material impact on the Company’s results operations, financial position, or liquidity.

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

NOTE 11 - INCOME TAX (continued)

On March 16, 2007, the 5th Plenary Session of the 10th National People's Congress passed the Corporate Income Tax Law of the PRC ("the New Corporate Income Tax Law"), which took effect on January 1, 2008. Beginning on that date, the EIT rate is expected to gradually increase to the standard rate of 25% over a five-year transition period. The New Corporate Income Tax Law, however, does not specify how the existing preferential tax rate will gradually increase to the standard rate of 25%. Also, under the New Corporate Income Tax Law, certain high technology enterprises will continue to be entitled to a reduced tax rate of 15%. But the implementation rules regarding the preferential tax policies (e.g. the details on how the taxpayer can qualify as a high-tech enterprise under the New Corporate Income Tax Law) have yet to be made public. Consequently, the Company is not able to make an estimate of the expected financial effect of the New Corporate Income Tax Law on its deferred tax assets and liabilities. The enactment of the New Corporate Income Tax Law did not have any financial effect on the provision for income tax for the year ended December 31, 2012 and on the amounts accrued in the balance sheet in respect of current tax payable.

Reconciliation between the provision for income taxes computed by applying the statutory tax rate in China to income before income taxes and the actual provision for income taxes is as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
	USD	USD
Provision of income taxes at statutory tax rate of 15%	-	$(5,190)
Tax holidays and concessions	-	-
Effect of different tax rate of a subsidiary operating in Hong Kong	-	-
Permanent difference	-	-
Increase in valuation allowance	-	-
Timing different on revenue recognition & FA, etc.	$67,752	$98,696
Others	-	-
Effective tax	$67,752	$93,506

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

As part of the PRC government’s policy of encouraging software development in the PRC, companies that fulfill certain criteria set by the relevant authorities and that develop their own software products and have the software products registered with the relevant authorities in the PRC are entitled to a refund of VAT equivalent to the excess over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales). The excess portion of the VAT is refundable and is recorded by the Company on an accrual basis. The VAT rebate included in other income was $(71,498) and $25,561 for the years ended December 31, 2012 and 2011, respectively.

Forlink Software Corporation, Inc.

Notes to Consolidated Financial Statements

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

During the years ended December 31, 2012 and 2011, the Company incurred lease expenses amounting to $532,021 and $528,762, respectively. As of December 31, 2012 and 2011, the Company had commitments under non-cancelable operating leases requiring annual minimum rentals as follows:

	December 31,2012	December 31, 2011
January 1, 2012 to December 31, 2012	$541,481	$506,088
January 1, 2013 to December 31, 2013	203,028	167,527
January 1, 2014 to December 31, 2014	5,042	-

	$749,551	$673,615

NOTE 14 - CONCENTRATION OF CUSTOMERS

For the periods presented below, the following customers accounted for more than 10% of total sales:

	Years Ended
	December 31,
	2012	2011
Net sales derived from - Customer A	1,001,781	1,060,918
- Customer B	303,195	*
- Customer C	*	*
- Customer D	*	481,190
- Customer E	*	*

% to total net sales - Customer A	31%	31%
- Customer B	10%	*
- Customer C	*	*
- Customer D	*	*
- Customer E	*	14%

Account receivable from - Customer A	50,911	*
- Customer B	17,819	*
- Customer C	15,910	*
- Customer D	*	*
- Customer E	*	*

% to total accounts receivable- Customer A	38%	*
- Customer B	13%	*
- Customer C	12%	*
- Customer D	*	*
- Customer E	*	*

* less than 10%

NOTE 15 – GAIN (LOSS) PER SHARE

The Company reported a loss of $(0.42) per share for the 2012 year compared with a loss of $(1.06) per share for the 2011 year.

NOTE 16 – SUBSEQUENT EVENT

On February 28, 2013, the Company received $1,787,699 (RMB 11,261,250) from one of its major customers for a former debt that was written off as bad debt in 2011.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Management’s assessment included evaluating the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on that assessment, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on the criteria issued by COSO in Internal Control – Integrated Framework.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our international control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers, their ages, positions with the Company, dates of their initial election or appointment as a director or executive officer, and the expiration of the Board terms (if applicable) are as follows:

Name	Age	Position	Since

Yi He	46	Chief Executive Officer	May 2003
		Chairman of the board of directors	August 2001

Hongkeung Lam	61	Chief Financial Officer, Chief	August 2001
		Accounting Officer, Secretary and
		Director

Guoliang Tian	73	Director	May 2003

Yu Fang	66	Director	May 2003

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Commission. Reporting persons are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of copies of such reports received or written representations from certain reporting persons, we believe that, during the year ended December 31, 2012, all Section 16(a) filing requirements applicable to our officers, directors, and 10% shareholders were timely filed, except the current officers and directors have inadvertently not timely filed their Form 3 filings.

Diversity

While we do not have a policy regarding diversity of its board members, diversity is one of a number of factors that is typically taken into account in identifying board nominees.  We believe that we have a diverse board of directors in terms of previous business experience and educational and personal background of the members of our board.

Item 11. Executive Compensation

The following summary compensation table indicates the compensation earned during the fiscal years ended December 31, 2012 and 2011 by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Yi He,	2012	$43,924	$-	$-	$-	$-	$-	$-	$43,924
CEO	2011	$43,924	$-	$-	$-	$-	$-	$-	$43,924

Hongkeung Lam,	2012	$14,789	$-	$-	$-	$-	$-	$-	$14,789
CFO	2011	$14,789	$-	$-	$-	$-	$-	$-	$14,789

Compensation of Directors

The Company paid no compensation to its directors for any services provided as a director during the year ended December 31, 2012. There are no other formal or informal understandings or arrangements relating to compensation, but the directors may be reimbursed for all reasonable expenses incurred by them in conducting company business. These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage. For the fiscal year 2012, none of the directors received reimbursement payments from the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 25, 2013, by: (i) each person known to beneficially own more than five percent of our common stock; (ii) each of our officers and directors; and (iii) all of our directors and executive officers as a group.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership[3]	Percentage Owned Beneficially[5]
Common Stock	Yi He1	1,290,001	27.8%
Common Stock	Hongkeung Lam[1]	525,000	11.3%
Common Stock	Guoliang Tian[1]	0	—
Common Stock	Yu Fang[1]	0	—
Common Stock	Jing Zeng[2]	288,000	6.2%
Common Stock	Statelink International Group, Ltd.[2]	650,0004	14.0%
Common Stock	All officers and directors of the Company as a group (4 persons)	1,815,001	39.0%

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

5 Based upon 4,651,173 shares of common stock outstanding as of March 25, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Person

The Company, from time to time, received from or made repayments to Mr. Yi He, who is a major stockholder and our Chief Executive Officer. The amounts due from/to stockholders do not bear any interest and do not have clearly defined terms of repayment. The amounts due to stockholders as of December 31, 2012 and December 31, 2011, which were $369,166 and $260,470, respectively, represented advances from stockholders.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Kenne Ruan, CPA, P.C. (“Kenne Ruan”) for the audit of our 2012 annual financial statements and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the 2012 fiscal year was $91,737. The aggregate fees billed for professional services rendered by Kenne Ruan for the audit of our 2012 annual financial statements and the reviews of the financial statements included in our Form 10-Q for 2012 fiscal year was $100,000.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements; Schedules

Our consolidated financial statements for the years ended December 31, 2012 and 2011 begin on page F-1 of this annual report.  We are not required to file any financial statement schedules.

Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation, as amended. (Incorporated by reference to Exhibit No. 3.1 of the Form 10-QSB for the quarter ended March 31, 2000, and filed on May 15, 2000.)

3.2	Bylaws (Incorporated by reference to Exhibit No. 3.2 of the Form 10-QSB for the quarter ended March 31, 2000, and filed on May 15, 2000.)

3.3	Text of Amendment to Bylaws of Forlink Software Corporation, Inc. (Incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K filed on January 18, 2007.)

3.2	Certificate of Amendment to Increase Number of Authorized Shares of Common Stock as filed with the Nevada Secretary of State on April 4, 2007 (Incorporated by reference to Exhibit No. 3.2 of the Form 10-K for the year ended December 31, 2008, and filed on March 30, 2009.)

3.3	Certificate of Amendment to Effect a 1-for-20 Reverse Stock Split as filed with the Nevada Secretary of State on February 21, 2008 (Incorporated by reference to Exhibit No. 3.3 of the Form 10-K for the year ended December 31, 2008, and filed on March 30, 2009.)

10.1	Loan Agreement by and between the Company and China Mingsheng Bank Corp., Ltd., dated June 4, 2012 (Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2012, and filed on August 14, 2012).

14.1	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Form 10-K for the year ended December 31, 2008, and filed on March 30, 2009.)

21.1	List of Subsidiaries (Incorporated by reference to Exhibit No. 21.1 of the Form 10-KSB for the year ended December 31, 2006, and filed on April 2, 2007.)

24.1	Power of Attorney (see signature page)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

FORLINK SOFTWARE CORPORATION, INC.
(Registrant)

Date: April 11, 2013	By:	/s/ Yi He
Yi He
Chief Executive Officer
(Principal Executive Officer)

Date: April 11, 2013	By:	/s/ Hongkeung Lam
Hongkeung Lam
Chief Financial and Accounting Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Yi He and Hongkeung Lam and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution, each with power to act alone, to sign and execute on behalf of the undersigned any and all amendments to this Report on Form 10-K, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 11, 2013	By:	/s/ Yi He
Yi He, Chief Executive Officer
(Principal Executive Officer), Director

Date: April 11, 2013	By:	/s/ Hongkeung Lam
Hongkeung Lam, Chief Financial
and Chief Accounting Officer
(Principal Financial and Accounting Officer), Director

Date: April 11, 2013	By:	/s/ Guoliang Tian
Guoliang Tian, Director

Date: April 11, 2013	By:	/s/ Yu Fang
Yu Fang, Director

