Form 10-Q
period 2013-03-31
FORLINK SOFTWARE CORP INC
filed 2013-05-20
CIK 866458

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________.

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

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

As of May 14, 2013, we had 4,651,173 shares of common stock issued and outstanding.

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

Forlink Software Corporation, Inc.

Consolidated Balance Sheets

(Expressed in US Dollars)

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$4,746,979	$103,578
Accounts receivable	134,424	132,892
Other receivables, deposits and prepayments (Note 3)	721,178	672,475
Inventories (Note 4)	1,903,303	1,554,868
Deferred taxes assets	124,586	134,119

Total current assets	7,630,470	2,597,933

Property, plant and equipment (Note 6)	205,977	225,757
Long term investments (Note 7)	1,367,668	1,363,623

Total assets	$9,204,115	$4,187,313

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Short term borrowings	$319,035	$318,193
Accounts payable	65,930	16,629
Amounts due to related party (Note 5)	263,006	383,486
Customer deposits	5,600,903	2,631,583
Other payables and accrued expenses (Note 8)	749,360	864,052
Other tax payable	105,267	-

Total current liabilities	$7,103,501	$4,213,943

Shareholders’ equity
Common stock, par value $0.001 per share;
200,000,000 and 200,000,000 shares authorized;
4,966,173 shares issued and 4,651,173 shares outstanding at March 31, 2013 and December 31, 2012	$99,322	$99,322
Treasury stock	(163,800)	(163,800)
Additional paid-in capital	10,040,675	10,040,675
Accumulated losses	(9,318,381)	(11,437,544)
Accumulated other comprehensive income	1,442,798	1,434,717
Non-controlling interest	-	-
Total shareholders’ equity	$2,100,614	$(26,630)

Total liabilities and shareholders’ equity	$9,204,115	$4,187,313

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.

Consolidated Statements of Operations

(unaudited)

(Expressed in US Dollars)

	Three Months ended
	March 31,
	2013	2012

Net sales	$1,367,276	$214,633
Cost of sales	(349,160)	(232,533)

Gross profit	1,018,116	(17,900)

Selling expenses	(271,043)	(184,819)
Research and development expenses	(222,724)	(246,732)
General and administrative expenses	(287,404)	(313,553)
Bad debt recovery	1,793,935	-
Total operating expenses	1,012,764	(745,104)

Operating profit/(loss)	$2,030,880	$(763,004)

Gain from cost method investee (Note 14)	79,963	-
Interest income	1,266	933
Interest expenses	(7,831)	(6,355)
Other income, net	24,759	-

Profit / (Loss) before tax	$2,129,037	$(768,426)

Income tax	(9,874)	-
Non-controlling interest	-	-

Net profit/(loss)	$2,119,163	$(768,426)

Profit/(loss) per share	0.46	(0.17)

Weighted average common shares outstanding -basic and diluted	4,651,173	4,651,173

See accompanying notes to unaudited consolidated condensed financial statements.

Forlink Software Corporation, Inc.

Consolidated Statements of Cash Flows

Increase in Cash and Cash Equivalents

(unaudited)

(Expressed in US Dollars)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net profit/(loss)	$2,119,163	$(768,426)
Adjustments to reconcile net profit/(loss) to
net cash provided by/(used in) operating activities	-	-
Non-controlling interest	-	-
(Gain)/loss from write-off of property, plant and equipment	-	-
Depreciation of property, plant and equipment	23,218	27,932
Income from equity method investee	-	-
Gain from cost method investee	(79,963)	-
Effect of deferred taxes	9,874	(84)

Change in:
Accounts receivables	(718)	(109,188)
Other receivables, deposits and prepayments	(44,583)	149,887
Inventories	(338,911)	(249,881)
Accounts payable	49,199	4,748
Amounts due to related party	(122,829)	66,870
Customer deposits	2,953,200	104,312
Other payables and accrued expenses	(119,985)	(142,868)
Income tax payable	-	-
Other taxes payable	105,267	-

Net cash provided by/(used in) operating activities	4,552,932	(916,698)

Cash flows from investing activities
Purchase of long term investment	-	(364,657)
Acquisition of property, plant and equipment	(6,292)	(203,884)
Buy-out of non-controlling interest	-	(5,781)
Proceeds from disposal of long term investment	-	-
Dividend from investee	79,963	-
Loan to another company	-	-

Net cash used in investing activities	73,671	(574,322)

Cash flows from financing activities
Proceeds from short term borrowings	-	-
(Repayments to)/advances from shareholders	-	-
Proceeds from issuances of common stock under Plan 2002	-	-

Net cash provided by financing activities	-	-

Effect of exchange rate changes	16,798	13,266

Net increase/(decrease) in cash and cash equivalents	4,643,401	(1,477,754)

Cash and cash equivalents at beginning of period	103,578	1,692,449

Cash and cash equivalents at end of period	$4,746,979	$214,695

Supplemental disclosure of cash flow information
Income tax paid	$-	$-
Interest paid	$7,831	$6,355

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

On July 12, 2007, we invested through FTGX, $1,063,830 (RMB 8,000,000) in Nanning Bulk Commodities Exchange Corporation Limited (“NNBCE”), a privately held PRC company, for an 80% equity interest. NNBCE became a subsidiary of FTGX. NNBCE, established on April 29, 2007, commenced operations on March 28, 2008, and provides logistical e-commerce service. On February 2, 2012 , FTHX paid $203,884 (RMB 1,285,960) to purchase all the equity interests of NNBCE.

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

Forlink, its subsidiaries and VIE (hereinafter collectively referred to as the “Company”), are all operating companies. Set forth below is a diagram illustrating the Company’s corporate structure as of March 31, 2013:

6

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

Foreign currency transactions during the period are translated into each company’s denominated currency at the exchange rates on the transaction dates. Gain and loss resulting from foreign currency transactions are included in the consolidated statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into each company’s denominated currency at the year-end exchange rates. All exchange differences are dealt with in the consolidated statements of operations.

The financial statements of the Company’s operations based outside of the United States have been translated into US$ under the guidance of the FASB Accounting Standards Codification (ASC) Topic 830 “Foreign Currency Matters”. Management has determined that the functional currency for each of the Company’s foreign operations is its applicable local currency. When translating functional currency financial statements into US$, year-end exchange rates are applied to the consolidated balance sheets, while average period rates are applied to consolidated statements of operations. Translation gains and losses are recorded in a translation reserve as a component of shareholders’ equity.

The value of the RMB is subject to changes in China’s central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Since 1994, the conversion of RMB into foreign currencies, including US$, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate generally has been stable. In July 2005, the Chinese government announced that it would no longer peg its currency exclusively to US$, but would switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies which would likely increase the volatility of RMB as compared to US$. The exchange rate of RMB to US$ changed from RMB8.28 to RMB8.11 in late July 2005.

The exchange rates used as of March 31, 2013 and December 31, 2012 are US$1:HK$7.76:RMB6.27, and US$1:HK$7.75:RMB6.29, respectively. The weighted average rates ruling for the periods ended March 31, 2013 and March 31, 2012 are US$1:HK$7.76:RMB6.28, and US$1:HK$7.79:RMB6.31, respectively.

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

Long term investments

The Company’s long term investments consist of (1) equity investments which are accounted for in accordance with the equity method and (2) cost investments which are accounted for under the cost method. Under the equity method, each such investment is reported at cost plus the Company’s proportionate share of the income or loss or other changes in shareholders’ equity of each such investee since its acquisition. The consolidated results of operations include such proportionate share of income or loss. See Note 7.

Fair Values of Financial Instruments

The carrying amounts of financial instruments (cash and cash equivalents, investments, accounts receivable and accounts payable) approximate their fair values as of March 31, 2013 and December 31, 2012 because of the relatively short-term maturity of these instruments.

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

The Company did not adopt any new share-based compensation plans in 2013. Stock options issued under the Company’s 2002 Stock Plan were exercised for the purchase of 200,000 shares during the year 2008.

Advertising costs

All advertising costs incurred in the promotion of the Company’s products and services are expensed as incurred. Advertising expenses were insignificant for the three months ended March 31, 2013 and 2012.

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

NOTE 3 - OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	March 31,	December 31,
	2013	2012

Other receivables	$342,001	$282,942
Deposits	378,167	267,481
Prepayments	1,010	122,053

	$721,178	$672,476

Other receivables include deposits for operating leases and advances to employee for traveling outlays.

NOTE 4 - INVENTORIES

	March 31,	December 31,
	2013	2012
Computer hardware and software	$218,862	$56,415
Work-in-progress	1,684,441	1,498,453

	$1,903,303	$1,554,868

All the inventories were purchased for identified system integration contracts.

Work-in-progress includes payroll and other operating expenses associated with various contracts in progress.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company, from time to time, received from or made repayments to major stockholders who are also management of the Company. The amounts due from/to stockholders do not bear any interest and do not have clearly defined terms of repayment.

As of March 31, 2013, the amounts due to Mr. Yi He, who is a shareholder and CEO of the Company were $89,531 as compared with $146,663 on December 31, 2012; the amounts due to Mr. Wei Li, who is a shareholder and the administration manager of FTCL, were $146,436 as compared with $146,183 on December 31, 2012; the amounts due to Mr. Hongkeung Lam, who is a shareholder and CFO of the Company were $0 as compared with $63,639 on December 31, 2012. The amounts due to the stockholders above do not bear any interest and do not have clearly defined terms of repayment. The change of total amounts balance to Mr. Wei Li was caused totally by exchange rate fluctuation. The changes of total amounts balance to Mr. Yi He and Mr. Hongkeung Lam were caused by both repayment and exchange rate fluctuation.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

	March 31,	December 31,
	2013	2012

Building	$180,137	$180,137
Computer and office equipment	1,110,641	1,107,203
Motor vehicles	149,657	149,657
	1,440,435	1,436,997
Less: Accumulated depreciation	(1,234,458)	(1,211,240)

	$205,977	225,757

The building is located in Chengdu, PRC and was purchased on behalf of the Company by Mr. Yi He, one of the shareholders, directors and officers of the Company. By a shareholders’ resolution passed on March 8, 1999, it was ratified that the title to the building belonged to the Company. In 2005, the title to the building was transferred to Forlink Technologies (Chengdu) Limited.

NOTE 7 - LONG TERM INVESTMENTS

	March 31,	December 31,
	2013	2012

Equity investments	$-	$-
Cost investments	1,367,668	1,363,623

	$1,367,668	1,363,623

In December 2003, the Company invested $760,870 in a privately held PRC company, All China Logistics Online Co., Ltd., for a 17.8% equity interest. The Company has recorded the investment at cost because it does not have the ability to exercise significant influence over the investee.

On October 12, 2006, the Company entered into a definitive agreement to acquire 12.5% of registered capital in Wuxi Stainless Steel Exchange Co., Ltd. (“Wuxi”), a private held PRC company. In exchange for the 12.5% registered capital, the Company was to deploy a proprietary, integrated software solution (“software”), estimated at RMB 1,000,000, by reference to the similar products sold to third parties in 2006, to support Wuxi’s operations, plus RMB 250,000 cash payment to Wuxi. In 2006, the Company contributed cash of $31,969 (RMB 250,000), the software been deployed to Wuxi in December 2006. The Company recorded the investment at cost because it does not have the ability to exercise significant influence over Wuxi. On January 14, 2007, the Company entered into a Share Transfer Agreement with a major shareholder of Wuxi to transfer 2.5% interest in Wuxi held by the Company to the major shareholder for a cash payment of RMB 500,000. After this transfer, the Company continues to hold a 10% equity interest in Wuxi. On February 2, 2012, Wuxi Exchange increased its registered capital to RMB 50,000,000. We invested an additional $364,657 (RMB 2,300,000) into Wuxi Exchange, however, the ratio of our holding remained a 10% equity interest.

On September 17, 2007, the Company invested $99,734 in a privately held PRC Company, Ningbo Bulk Commodities Exchange Corporation Limited (“NBBCE”), for a 25% equity interest. The Company’s investment was made through BFHX. The Company recorded the investment at cost as the Company does not have the ability to exercise significant influence over NBBCE because NBBCE’s strategic and business decisions are dominated by another major shareholder. NBBCE terminated its operations as of December 31, 2011. The value of the investment was $0 at the end of March 31, 2013..

On October 8, 2010, the Company invested $151,213 (RMB 1,000,000), through BFHX, in Shanghai Shipping Freight Exchange Co., LTD (“SSFE”), a PRC limited liability company, established on October 8, 2010, for a 5% equity interest. The Company has recorded the investment at cost because it does not have the ability to exercise significant influence over the investee.

NOTE 8 - OTHER PAYABLES AND ACCRUED EXPENSES

	March 31,	December 31,
	2013	2012

Other payables	$545,773	$672,086
Accrued salaries & wages	203,587	191,966

	$749,360	$864,052

Other payables includes rental payable and utilities payable.

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

On March 16, 2007, the 5th Plenary Session of the 10th National People's Congress passed the Corporate Income Tax Law of the PRC ("the New Corporate Income Tax Law"), which took effect on January 1, 2008. Beginning on that date, the EIT rate is expected to gradually increase to the standard rate of 25% over a five-year transition period. However, the New Corporate Income Tax Law does not specify how the existing preferential tax rate will gradually increase to the standard rate of 25%. Also, under the New Corporate Income Tax Law, certain high technology enterprises will continue to be entitled to a reduced tax rate of 15%. However, the implementation rules regarding the preferential tax policies (e.g. the details on how the taxpayer can qualify as a high-tech enterprise under the New Corporate Income Tax Law) have yet to be made public. Consequently, the Company is not able to make an estimate of the expected financial effect of the New Corporate Income Tax Law on its deferred tax assets and liabilities. The enactment of the New Corporate Income Tax Law did not have any financial effect on the provision for income tax for the year ended March 31, 2013 and on the amounts accrued in the balance sheet in respect of current tax payable.

NOTE 10 - OTHER TAXES RECOVERABLE/(PAYABLE)

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

As part of the PRC government’s policy of encouraging software development in the PRC, companies that fulfill certain criteria set by the relevant authorities, and which develop their own software products and have the software products registered with the relevant authorities in the PRC, are entitled to a refund of VAT equivalent to the excess over 3% of revenue paid in the month when output VAT exceeds input VAT (excluding export sales). The excess portion of the VAT is refundable and is recorded by the Company on an accrual basis. The VAT rebate included in other income was $22,853 and $0 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 11– COMPREHENSIVE INCOME/(LOSS)

The components of comprehensive income/(loss) were as follows:

	Three Months Ended March 31,
	2013	2012

Net profit/(loss)	$2,119,163	$(768,426)
Foreign currency translation adjustment	8,081	15,151
Comprehensive income/(loss)	$2,127,244	$(753,275)

NOTE 12 - CONCENTRATION OF CUSTOMERS

During the year, the following customers accounted for more than 10% of total sales:

	Three Months Ended March 31,
	2013	2012
Net sales derived from:
Customer A	653,225	*
Customer B	364,640	*
Customer C	181,940	*
Customer D	*	*
Customer E	*	34,695

% of total net sales from:
Customer A	48%	*
Customer B	27%	*
Customer C	13%	*
Customer D	*	*
Customer E	*	16%

Account receivable from:
Customer A	51,046	125,296
Customer B	17,866	*
Customer C	15,952	*
Customer D	*	*
Customer E	*	*

% of total accounts receivable from:
Customer A	38%	40%
Customer B	13%	*
Customer C	12%	*
Customer D	*	*
Customer E	*	*

* Less than 10%

NOTE 13 – SUBSEQUENT EVENTS

On April 26, 2013, Forlink Technologies (BeiHai) Limited ("FTBH") was established as a limited liability company in BeiHai, PRC and subsequently became a wholly owned subsidiary of FTCL in April 2013. FTBH is in the business of providing software outsourcing services and software development. The registered capital of FTBH is $3,215,021 (RMB20,000,000) and the fully paid up capital was $3,215,021(RMB20,000,000) as of April 30, 2013. FTBH did not commence operations as of May 13, 2013.

NOTE-14- GAIN FROM COST METHOD INVESTEE

FTHX received a cash dividend of $79,963 from All China Logistics on January 2013.

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

Revenues

Our business includes Forlink’s “For-series” brand software system sales such as ForOSS, ForRMS, For-Mail and their copyright licensing, and “For-series” related system integration, which consists of hardware sales and other related services rendered to customers. The following table shows our revenue breakdown by business line:

	Three Months Ended March 31,
	2013	2012

Sales of For-series software	$1,320,121	$214,633
as a percentage of net sales	97%	100%

For-series related system integration	$47,155	$0
as a percentage of net sales	3%	0%

As indicated in the foregoing table, sales of For-series software increased by approximately 537% to $1,320,121 in the first quarter of 2013 from $214,633 in the comparable quarter of 2012. For-series related system integration as a percentage of net sales increased from $0 or 0% in the comparable quarter of 2012 to $47,155 or 3% in the first quarter of 2013. The gross margins for the three months ended March 31, 2013 and 2012 were 74% and (8%), respectively.

Generally, we offer our products and services to our customers on a total-solutions basis. Most of the contracts we undertake for our customers include revenue from hardware and software sales and professional services.

Sources of Revenue

Hardware Revenue: Revenues from sales of products are mainly derived from sales of hardware. All hardware is purchased from third-party vendors and included in customer contracts. Normally, the hardware that we procure is in connection with total-solutions basis system integration contracts.

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

General and administrative expenses include salaries and wages in the management section, office expenses, and travel expenses.

Taxes

According to the relevant PRC tax rules and regulations, FTCL is recognized as a New Technology Enterprise operating within a New and High Technology Development Zone, and as such is entitled to an Enterprise Income Tax (“EIT”) rate of 15%.

Pursuant to approval documents dated September 23, 1999 and August 2, 2000 issued by the Beijing Tax Bureau and the State Tax Bureau respectively, FTCL received a full exemption from EIT for fiscal years 1999 through 2002, and a 50% EIT reduction at the rate of 7.5% for fiscal years 2003 through 2005. As of March 31, 2013, FTCL was entitled to an EIT rate of 15%.

Pursuant to an approval document dated January 19, 2004 issued by the State Tax Bureau, BFHX received full exemption from EIT for fiscal years 2004 through 2006. As of March 31, 2013, BFHX was entitled to an EIT rate of 25%.

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

Foreign currency transactions during this reporting period are translated into each company’s denominated currency at the exchange rates ruling at the transaction dates. Gains and losses resulting from foreign currency transactions are included in the consolidated statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into each company’s denominated currency at the applicable period-end exchange rates. All exchange differences are dealt with in the consolidated statements of operations.

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

Exchange rates among US$, HK$ and RMB had minimal fluctuations during the periods presented. The applicable rates as of March 31, 2013 are US$1: HK$7.762: RMB6.629.The weighted average rates applicable for the three months ended March 31, 2013 are US$1: HK$7.759: RMB6.277.

March 31, 2013
Applicable Rates	$1 US = 7.762 HK	1 US = 6.269 RMB
Weighted Average Rates	$1 US = 7.759 HK	1 US = 6.277 RMB

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

Revenue Recognition

We generally provide services under multiple element arrangements, which include software license fees, hardware and software sales, providing system integration services, including consulting, implementation, and software maintenance. We evaluate revenue recognition on a contract-by-contract basis as the terms of each arrangement vary. The evaluation of the contractual arrangements often requires judgments and estimates that affect the timing of revenue recognized in the statements of operations. Specifically, we may be required to make judgments about:

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

Consolidated Results of Operations for the Three Months Ended March 31, 2013 and 2012.

The following table sets forth the results of our operations for the periods indicated:

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Net Sales	$1,367,276	$214,633
Cost of Sales	(349,160)	(232,533)

Gross Profit	1,018,116	(17,900)

Selling Expenses	(271,043)	(184,819)
Research and Development Expenses	(222,724)	(246,732)
General and Administrative Expenses	(287,404)	(313,553)
Bad debt recovery	1,793,935	-

Operating Profit (Loss)	2,030,880	(763,004)
Other Income	24,759	-

Net Profit (Loss)	$2,119,163	$(768,426)

Gain/Loss Per Share	0.46	(0.17)
Basic Weighted Average Shares Outstanding	4,651,173	4,651,173
Diluted Weighted Average Shares Outstanding	4,651,173	4,651,173

Net Sales

For the three-month period ended March 31, 2013, our revenue was $1,367,276, an increase of approximately 537% from our revenue of $214,633 for the comparable period in 2012. The Company recognizes net sales based on certain revenue recognition criteria set forth in accordance with the accounting principles generally accepted in the United States. The significant increase in net sales was attributable to such criteria being met for certain service contracts from one of the Company’s major customers during the quarter, which added approximately $615,415 to net sales.

Cost of Sales

Our cost of sales was $349,160 for the three-month period ended March 31, 2013, which was an increase of approximately 50% from our cost of sales of $232,533 for the comparable period in 2012. The increase is associated with the significant increase in Net Sales.

Gross Profit

For the three-month period ended March 31, 2013, gross profit was $1,018,116, representing an increase of 5788% against ($17,900) for the comparable period in 2012. This increase was primarily attributable to the significant increase in both software sales and hardware sales for the quarter.

Operating Expenses

Total operating expenses were ($1,012,764) for the three-month period ended March 31, 2013, as compared to $745,104 for the comparable period in 2012, representing a decrease of 236%. The overall decrease in operating expenses is mainly attributable to the bad debt recovery of $1,793,935 for the three-month period ended March 31, 2013. On February 28, 2013, the Company received $1,793,935 (RMB 11,261,250) from one of its past major customers for a former debt (free of interest and penalties) that was written off as bad debt in 2011, which reduced the Company’s operating expenses. The past customer’s accounts receivable balance had been written off as bad debt in 2011 after the Company evaluated such balance for collectability and determined it was uncollectible for three consecutive years.

Selling expenses were $271,043 for the three-month period ended March 31, 2013, representing an increase of 32% against $184,819 for the comparable period in 2012. This increase was primarily due to increased compensation expense for the increased number of employees in our sales department.

Research and development expenses were $222,724 for the three-month period ended March 31, 2013, compared with $246,732 for the same period in 2012. The decrease was primarily attributable to a decrease in the number of new research projects in the first quarter of 2013, offset by an increase in expenses associated with ongoing research and development projects.

General and administrative expenses were $287,404 for the three-month period ended March 31, 2013, as compared to $313,553 for the same period in 2012, a decrease of 8%. The decrease was primarily due to a decrease in the acquisition of office supplies in the first quarter of 2013.

Operating Profit (Loss)

We recorded an operating profit of $236,944 for the three-month period ended March 31, 2013 compared to an operating loss of $763,004 for the three-month period ended March 31, 2012, representing an increase in operating profit of 131%. The increase in operating profit for the first quarter of fiscal 2013 was due to our increased sales from $214,633 in the three-month period ended March 31, 2012 to $1,367,276 for the comparable period in 2013.

Other Income

Our other income is mainly derived from a value added tax (“VAT”) refund associated with our software product sales. Software sales in China are subject to a 17% VAT. However, companies that develop their own software and have the software registered are generally entitled to a refund of the VAT. If the net amount of the VAT payable exceeds 3% of software product sales, then the excess portion of the VAT is refundable to us upon our application to tax authority. This policy is effective through 2013. Our other income was $24,759 for the three-month period ended March 31, 2013, as compared to $0 for the same period in 2012. The significant increase was the result of an increase in VAT refunds that we received from software product sales.

Liquidity and Capital Resources

For the three-month period ended March 31, 2013, we recorded a net profit of $2,119,163, or basic and diluted profit of $0.46 per share, compared to a net loss of ($768,426), or basic and diluted loss of $0.17 per share, for the same period of 2012. Our capital requirements are primarily working capital requirements related to costs of hardware for network solution projects and costs associated with the expansion of our business. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to our hardware vendors are due. However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements. We have historically financed our working capital and other financing requirements through management of our billing cycle and, to a limited extent, bank loans.

Our accounts receivable balance at March 31, 2013 was $134,424, as compared to $132,892 at December 31, 2012.

Our inventory position at the end of the first quarter of fiscal 2013 was $1,903,303, as compared to $1,554,868 at December 31, 2012. This increase was mainly due to an increase in the number of projects that were not completed at the end of the quarter and remain work-in-progress (WIP).

We ended the first quarter of fiscal 2013 with a cash position of $4,746,979. We had a positive operating cash flow of $4,552,932, primarily due to a net profit of $2,119,163 and increased customers deposits of $2,953,200 in the first quarter of 2013. On April 26, 2013, we had a cash outflow of $3,215,021 (RMB20,000,000) to fund the registered capital of Forlink Technologies (BeiHai) Limited, our wholly-owned subsidiary (see Note 13).

Although our revenues and operating results for any period are not necessarily indicative of future periods, we anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through 2013. In June 2012, we signed a bank loan finance contract with China Mingsheng Bank, Ltd. We received a credit of RMB 2,000,000 to meet our working capital needs. As of March 31, 2013, the balance of our bank loan was RMB 2,000,000. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict. If we do need to raise additional funds, we expect to raise those funds through new issuances of shares of our equity securities in one or more public offerings or private placements, or through credit facilities extended by lending institutions.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had not entered into any off-balance sheet arrangements with any individuals or entities.

Contractual Obligations

As of March 31, 2013, we had commitments under non-cancelable operating leases requiring annual minimum rental payments as follows:

Date	Rent Payment Due
April 1, 2013 to March 31, 2014	$69,456
April 1, 2014 to March 31, 2015	$0

Related Party Transactions

The Company, from time to time, received from or made repayments to major shareholders who are also management of the Company. The amounts due from/to shareholders do not bear any interest and do not have clearly defined terms of repayment.

As of March 31, 2013, the amounts due to Mr. Yi He, who is a shareholder and CEO of the Company were $89,531 as compared with $146,663 on December 31, 2012; the amounts due to Mr. Wei Li, who is a shareholder and the administration manager of FTCL, were $146,436 as compared with $146,183 on December 31, 2012; the amounts due to Mr. Hongkeung Lam, who is a shareholder and CFO of the Company were $0 as compared with $63,639 on December 31, 2012. The amounts due to the stockholders above do not bear any interest and do not have clearly defined terms of repayment. The change of total amounts balance to Mr. Wei Li was caused totally by exchange rate fluctuation. The changes of total amounts balance to Mr. Yi He and Mr. Hongkeung Lam were caused by both repayment and exchange rate fluctuation.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated our disclosure controls and procedures and internal control over financial reporting. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO and CFO concluded that as of March 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit No. 3.1 of the Form 10-QSB for the quarter ended March 31, 2000, and filed on May 15, 2000.)

3.2	Bylaws dated May 11, 2000. (Incorporated by reference to Exhibit No. 3.2 of the Form 10-QSB for the quarter ended March 31, 2000, and filed on May 15, 2000.)

3.3	Text of Amendment to Bylaws of Forlink Software Corporation, Inc. (Incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed on January 18, 2007.)

3.4	Certificate of Amendment to Increase Number of Authorized Shares of Common Stock as filed with the Nevada Secretary of State on April 4, 2007. (Incorporated by reference to Exhibit No. 3.2 of the Form 10-K for the year ended December 31, 2008, and filed on March 30, 2009.)

3.5	Certificate of Amendment to Effect a 1-for-20 Reverse Stock Split as filed with the Nevada Secretary of State on February 21, 2008. (Incorporated by reference to Exhibit No. 3.3 of the Form 10-K for the year ended December 31, 2008, and filed on March 30, 2009.)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORLINK SOFTWARE CORPORATION, INC.

Date:	May 20, 2013	By:	/s/ Yi He
Yi He
Chief Executive Officer
(Principal Executive Officer)

Date:	May 20, 2013	By:	/s/ Hongkeung Lam
Hongkeung Lam
Chief Financial and Accounting Officer
Principal Financial and Accounting Officer)

